Form 10-Q
period 1996-03-31
SMITH BARNEY DIVERSIFIED FUTURES FUND L P II
filed 1996-05-15
CIK 923660

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 1996

Commission File Number 33-79244

                   SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 New York                          13-3769020
- -------------------------------------------------------------------------------
       (State or other jurisdiction of         (I.R.S. Employer
        incorporation or organization)        Identification No.)



                    c/o Smith Barney Futures Management Inc.
                          390 Greenwich St. - 1st Fl.
                           New York, New York 10013
- -------------------------------------------------------------------------------
             (Address and Zip Code of principal executive offices)

                             (212) 723-5424
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                   Consulting Group Managed Futures Fund L.P.
- -------------------------------------------------------------------------------
                (Former name, if changed since previous report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X    No ____

                 SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
                                   FORM 10-Q
                                     INDEX


                                                                                                       Page
                                                                                                      Number
                                                                                                      ------
PART I - Financial Information:

                 Item 1.          Financial Statements:

                                  Statement of Financial Condition
                                  at March 31, 1996 and December 31,
                                  1995.                                                                  3

                                  Statement of Income and Expenses
                                  and Partners' Capital for the period
                                  from January 17, 1995 (commencement
                                  of operations) to March 31, 1996.                                      4

                                  Notes to Financial Statements                                        5 - 8

                 Item 2.          Management's Discussion and Analysis
                                  of Financial Condition and Results of
                                  Operations                                                           9 - 10

PART II - Other Information                                                                              11

                                     PART I

                         Item 1.  Financial Statements


                 SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
                       STATEMENTS OF FINANCIAL CONDITION



                                                                 MARCH 31,               DECEMBER 31,
                                                                   1996                      1995
                                                               -----------              -------------
                   ASSETS                                      (Unaudited)

Equity in commodity futures trading account:
  Cash and cash equivalents                                    $15,248,601                   2,000

  Net unrealized appreciation open futures contracts               718,849

  Commodity options owned, at market value
   (premiums purchased $104,150)                                    97,345
                                                               -----------                  ------
                                                                16,064,795                   2,000
                                                               ===========                  ======



              LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

 Accrued expenses:
  Commissions                                                      $81,455
  Management fees                                                   35,962
  Other                                                             27,031
  Due to SB                                                        425,849
                                                               -----------                  ------
                                                                   570,297                       0
                                                               -----------                  ------

Partners' Capital

General Partner, 169.6125 and 1
  Unit equivalents outstanding
  in 1996 and 1995, respectively                                   155,779                   1,000

Limited Partners, 16,700.7588 and 1
  Units of Limited Partnership
  Interest outstanding in 1996 and 1995,
  respectively                                                  15,338,719                   1,000
                                                               -----------                  ------
                                                                15,494,498                   2,000
                                                               -----------                  ------
                                                               $16,064,795                  $2,000
                                                               ===========                  ======



                      See Notes to Financial Statements.

                 SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                  (UNAUDITED)


                                                                PERIOD FROM
                                                              JANUARY 17, 1996
                                                              (COMMENCEMENT OF
                                                             TRADING OPERATIONS)
                                                                TO MARCH 31,
                                                                    1996
                                                              ---------------
Income:
  Net losses on trading of commodity futures:
    Realized losses on closed positions                          $(1,032,239)
    Change in unrealized gains/losses  on open positions             712,044

                                                                 -----------

                                                                    (320,195)
Less, brokerage commissions and clearing fees
  ($5,501 )                                                         (176,191)

                                                                 -----------

  Net realized and unrealized losses                                (496,386)


  Interest income                                                     99,151

                                                                 -----------

                                                                    (397,235)

                                                                 -----------

Expenses:

  Management fees                                                     67,442
  Other expenses                                                      27,825

                                                                 -----------

                                                                      95,267

                                                                 -----------

  Net loss                                                          (492,502)


Proceeds from offering - Limited Partners                          8,530,000
                         General Partner                              87,000
Offering and organization expense                                   (525,000)
Additions - Limited Partners                                       7,816,000
            General Partner                                           79,000

                                                                 -----------


Partners' capital, end of period                                 $15,494,498

                                                                 ===========

Net asset value per Unit
  (16,870.3713 Units outstanding at March 31, 1996)                  $918.44

                                                                 ===========

Net loss per Unit of Limited Partnership Interest
  and General Partnership Unit equivalent                           $(20.63)
                                                                 ===========

Redemption net asset value per Unit                                  $943.69
                                                                 ===========



See Notes to Financial Statements.

                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)

General

       Smith Barney Diversified Futures Fund L.P. II (the "Partnership") was formed under the laws of the State of New York, on May 10, 1994 with the name Consulting Group Managed Futures Fund L.P. The Partnership engages in the speculative trading of commodity interests including forward contracts on foreign currencies, commodity options and commodity futures contracts on U.S. Treasury Bills and other financial instruments, foreign currencies and stock indices. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

        Between August 21, 1995 (commencement of the offering period) and January 16, 1996, 8,529 Units of limited partnership interest were sold at $1,000 per unit. The proceeds of the offering were held in an escrow account until January 17, 1996, at which time they were turned over to the Partnership for trading.

       Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions are made for the Partnership by John W. Henry & Co., Millburn Ridgefield Corporation and Chesapeake Capital Corporation (collectively, the "Advisors").

       The Partnership's cash is deposited by SB in segregated bank accounts as required by Commodity Futures Trading Commission regulations. At March 31, 1996, the amount of cash held for margin requirements was $4,396,073.

       The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at March 31, 1996 and the results of its operations for the period from January 17, 1996 (commencement of operations) to March 31, 1996. These financial statements present the results of an interim period and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

       Due to the nature of commodity trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Organization and Offering Costs

       Offering and organization expenses of $525,000 relating to the issuance and marketing of Units offered were initially paid by SB. The accrued liability for reimbursement of offering and organization expenses will not reduce Net Asset Value per Unit for any purpose (other than financial reporting), including calculation of advisory and brokerage fees and the redemption value of Units. Interest earned by the Partnership will be used to reimburse SB for the offering and organization expenses of the Partnership until such time as such expenses are fully reimbursed. As of March 31, 1996, the Partnership has reimbursed SB for $99,151 of offering and organization expenses.

Net Asset Value Per Unit

       Changes in net asset value per Unit for the period from January 17, 1996 (commencement of operations) to March 31, 1996 were as follows:

                                                  PERIOD FROM
                                                JANUARY 17, 1996
                                                (COMMENCEMENT OF
                                                 OPERATIONS) TO
                                                 MARCH 31, 1996
                                                ----------------
Net realized and unrealized
 gains (losses)                                     $(48.12)
Interest income                                        7.59
Expenses                                              (8.19)
Other                                                 28.09
                                                    -------
Increase (decrease) for period                       (20.63)
Net asset value per Unit,
 beginning of period                                 939.07
                                                    -------
Net asset value per Unit,
 end of period                                      $918.44
                                                    =======
Redemption net asset
 value per Unit *                                   $943.69
                                                    =======

* For the purpose of a redemption, any accrued liability for reimbursement of offering and organization expenses will not reduce redemption net asset value per unit.

Trading Activities and Financial Instrument Risk

        The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses.

        All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at March 31, 1996 was $816,194 and the average fair value during the quarter then ended, based on monthly calculation, was $587,683.

        The Partnership is party to financial instruments with offbalance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contracts.

        Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

        Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SB.

        The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject.

        The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At March 31, 1996, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was approximately $79,516,352 and $138,925,190, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

        The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 1995.

        The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits, if any.

Results of Operations

        During the period January 17, 1996 (commencement of operations) to March 31, 1996, the Partnership's net asset value per Unit decreased 2.2% from $939.07 to $918.44. The Partnership experienced a net trading loss before commissions and expenses in the first quarter of 1996 of $320,195. Losses were recognized in the trading of commodity futures in precious metals, interest rates, stock indices, agricultural products and currencies. These losses were partially offset by gains recognized in the trading of energy products.

        Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify correctly those price trends. These price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

        Interest income on 80% of the Partnership's daily equity maintained in cash was earned on a 30-day Treasury bill rate determined weekly by SB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days.

        Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and therefore, are affected by trading performance, subscriptions and redemptions.

        Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance, subscriptions and redemptions.

        Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and each Advisor.

                           PART II OTHER INFORMATION

Item 1.     Legal Proceedings - None

Item 2.     Changes in Securities - None

Item 3.     Defaults Upon Senior Securities - None

Item 4.     Submission of Matters to a Vote of Security Holders - None

Item 5.     Other Information - None

Item 6.     (a) Exhibits - None

            (b) Reports on Form 8-K - None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II


By:      Smith Barney Futures Management Inc.
         -------------------------------------
         (General Partner)

By:      /s/ David J. Vogel, President
         -------------------------------------
         David J. Vogel, President

Date:       5/10/96


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      Smith Barney Futures Management Inc.
         -------------------------------------
         (General Partner)


By:      /s/ David J. Vogel, President
         -------------------------------------
         David J. Vogel, President


Date:       5/10/96

By       /s/ Daniel A. Dantuono
         -------------------------------------
         Daniel A. Dantuono
         Chief Financial Officer and
         Treasurer

Date:     5/10/96

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.           Description
- -------         -----------

  27            Financial Data Schedule