Form 10-Q
period 1996-06-30
SMITH BARNEY DIVERSIFIED FUTURES FUND L P II
filed 1996-08-14
CIK 923660

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended June 30, 1996

Commission File Number 33-79244


                SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
            (Exact name of registrant as specified in its charter)


      New York                                   13-3769020
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                  Identification No.)

                    c/o Smith Barney Futures Management Inc.
                           390 Greenwich St. - 1st Fl.
                            New York, New York 10013
              (Address and Zip Code of principal executive offices)

                                 (212) 723-5424
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   X    No

                SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
                                  FORM 10-Q
                                    INDEX

                                                                         Page
                                                                        Number

PART I - Financial Information:

      Item 1.     Financial Statements:

                  Statements of Financial Condition
                  at June 30, 1996 and December 31, 1995                   3

                  Statements  of Income and Expenses and
                  Partners'  Capital for the three  months
                  ended  June 30,  1996 and the  period  from
                  January 17, 1995 (commencement of
                  operations) to June 30, 1996.                            4

                  Notes to Financial Statements                          5 - 8

      Item 2.     Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                             9 - 10

PART II - Other Information                                                11

                                     PART I

                          Item 1. Financial Statements


                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
                        STATEMENTS OF FINANCIAL CONDITION



                                                      JUNE 30,      DECEMBER 31,
                                                        1996           1995
                                                   --------------   -----------
ASSETS
                                                    (Unaudited)

Equity in commodity futures trading account:
  Cash and cash equivalents                           $31,716,489    $     2,000

  Net unrealized appreciation  open futures
   contracts                                            2,297,119           --

  Commodity options owned, at market value
   (cost $176,546)                                        203,635           --
                                                      -----------    -----------


                                                      $34,217,243    $     2,000
                                                      ===========    ===========





LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

 Accrued expenses:
  Commissions                                         $   168,282           --
  Management fees                                          74,041           --
  Other                                                    19,578           --
  Incentive fees                                           49,433           --
 Due to SB                                                150,069           --
 Redemptions Payable                                       42,465           --
                                                      -----------    -----------


                                                          503,868           --
                                                      -----------    -----------

Partners' Capital

General Partner, 353.2982 and 1
  Unit equivalents outstanding
  in 1996 and 1995, respectively                          338,241          1,000

Limited Partners, 34,860.7697 and 1
  Units of Limited Partnership
  Interest outstanding in 1996 and 1995,
  respectively                                         33,375,134          1,000
                                                      -----------    -----------

                                                       33,713,375          2,000
                                                      -----------    -----------


                                                      $34,217,243    $     2,000
                                                      ===========    ===========


See Notes to Financial Statements.

                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                                                          PERIOD FROM
                                                                                        JANUARY 17, 1996
                                                                 THREE-MONTHS           (COMMENCEMENT OF
                                                                    ENDED                OPERATIONS) TO
                                                                   JUNE 30,                  JUNE 30,
                                                                     1996                     1996
                                                                --------------           --------------

Income:
  Net gains (losses) on trading of commodity futures:
    Realized losses on closed positions                           $  (302,034)             $(1,334,273)
    Change in unrealized gains/losses  on open positions            1,612,164                2,324,208


                                                                    1,310,130                  989,935
Less, brokerage commissions and clearing fees
  ($16,348 and $21,849, respectively)                                (479,445)                (655,636)
                                                                --------------           --------------



  Net realized and unrealized gains                                   830,685                  334,299

  Interest income                                                     275,780                  374,931
                                                                --------------           --------------

                                                                    1,106,465                  709,230
                                                                --------------           --------------

Expenses:
  Management fees                                                     186,714                  254,156
  Incentive fees                                                       49,433                   49,433
  Other  expense                                                       25,976                   53,801
                                                                --------------           --------------


                                                                      262,123                  357,390
                                                                --------------           --------------


  Net income                                                          844,342                  351,840
                                                                --------------           --------------


Proceeds from offering - Limited Partner                                                     8,530,000
                         General Parnter                                                        87,000
Offering and organization expense                                                             (525,000)
Additions - Limited Partner                                        17,243,000               25,059,000
            General Partner                                           174,000                  253,000
Redemptions                                                           (42,465)                 (42,465)
                                                                --------------           --------------



Net increase in Partner's Capital                                  18,218,877               33,713,375

Partner's Capital, beginning of period                             15,494,498                        -
                                                                --------------           --------------


Partners' capital, end of period                                  $33,713,375              $33,713,375
                                                                ==============           ==============


Net asset value per Unit
  (35,214.0679 Units outstanding at June 30, 1996)                    $957.38                  $957.38
                                                                ==============           ==============


Net gain per Unit of Limited Partnership Interest
  and General Partnership Unit equivalent                              $38.94                   $18.31
                                                                ==============           ==============



Redemption net asset value per Unit                                   $961.65                  $961.65
                                                                ==============           ==============


See Notes to Financial Statements.

                SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
                        NOTES TO FINANCIAL STATEMENTS
                                June 30, 1996
                                 (Unaudited)

1. General:

     Smith Barney Diversified Futures Fund L.P. II (the "Partnership"), was formed under the laws of the State of New York, on May 10, 1994 with the name Consulting Group Managed Futures Fund L.P. The Partnership engages in the speculative trading of commodity interests including forward contracts on foreign currencies, commodity options and commodity futures contracts on U.S. Treasury Bills and other financial instruments, foreign currencies and stock indices. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

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

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at June 30, 1996 and the results of its operations for the period from January 17, 1996 (commencement of operations) to June 30, 1996 and the three months ended June 30, 1996. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.


     Due to the nature of commodity trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

2. Net Asset Value Per Unit:

     Changes in net asset value per Unit for the three months ended June 30, 1996 and for the period from January 17, 1996 (commencement of operations) to June 30, 1996 were as follows:

                                                              PERIOD FROM
                                                           JANUARY 17, 1996
                                       THREE-MONTHS        (COMMENCEMENT OF
                                           ENDED            OPERATIONS) TO
                                       JUNE 30, 1996        JUNE 30, 1996
                                       -------------        -------------

Net realized and unrealized
 gains (losses)                            $ 27.12              $(21.00)
Interest income                               9.38                16.96
Expenses                                     (9.17)              (17.35)
Other                                        11.61                39.70
                                           --------             -------

Increase for period                          38.94                18.31

Net asset value per Unit,
 beginning of period                        918.44               939.07
                                           --------             -------

Net asset value per Unit,
 end of period                             $957.38              $957.38
                                           ========             =======

Redemption net asset
 value per Unit *                          $961.65              $961.65
                                           ========             =======


* For the purpose of a redemption, any accrued liability for reimbursement of offering and organization expenses will not reduce redemption net asset value per unit.

3.   Offering and Organization Costs:

     Offering and organization expenses of $525,000 relating to the issuance and marketing of Units offered were initially paid by SB. The accrued liability for reimbursement of offering and organization expenses will not reduce Net Asset Value per Unit for any purpose (other than financial reporting), including calculation of advisory and brokerage fees and the redemption value of Units. Interest earned by the Partnership will be used to reimburse SB for the offering and organization expenses of the Partnership until such time as such expenses are fully reimbursed. As of June 30, 1996, the Partnership has reimbursed SB for $358,658 of offering and organization expenses.

4. Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statements of income and expenses.

     The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at June 30, 1996 was $2,500,754 and the average fair value during the period from January 17, 1996 (commencement of operations) to June 30, 1996, based on monthly calculation, was $1,097,698.

5. Financial Instrument Risk:

     The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

     The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gains and loss transactions and collateral positions.

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At June 30, 1996, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was approximately $156,996,176 and $170,573,563, respectively, as detailed below. All of these instruments mature within one year of June 30, 1996. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At June 30, 1996, the Partnership had net unrealized trading gains of $2,500,754, as detailed below.


                                  NOTIONAL OR CONTRACTUAL               NET
                                   AMOUNT OF COMMITMENTS            UNREALIZED
                                TO PURCHASE      TO SELL            GAIN/(LOSS)
                                -----------      -------------     ------------

Currencies
- - Exchange Traded Contracts      $  6,476,089     $ 10,396,480       $  155,798
- - OTC Contracts                    28,335,874       39,588,658          283,265
Energy                             14,004,919                -          835,055
Grains                              2,437,855        1,092,641          122,202
Interest Rates US                   3,642,256       39,516,744         (105,281)
Interest Rates Non US              77,375,018       41,855,117          156,414
Livestock                             817,870                -            5,230
Metals                              4,552,602       24,466,412          620,764
Softs                               5,255,166        8,206,533          356,960
Indices                            14,098,527        5,450,978           70,347
                                 ------------     ------------        ---------

Totals                           $156,996,176     $170,573,563       $2,500,754
                                 ============     ============       ==========

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 1996.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits if any.

Results of Operations

     During the Partnership's second quarter of 1996, the net asset value per Unit increased 4.2% form $918.44 to $957.38. The Partnership experienced a net trading gain before commissions and expenses in the second quarter of 1996 of $1,310,130. Gains were recognized in the trading of commodity futures in metals, energy products, agricultural products and currencies. These gains were partially offset by losses recognized in the trading of interest rates and indices.

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

SMITH  BARNEY DIVERSIFIED FUTURES FUND L.P. II

By:   Smith Barney Futures Management Inc.
      (General Partner)

By:   /s/ David J. Vogel, President
      -----------------------------------
      David J. Vogel, President

Date: 8/14/96


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Smith Barney Futures Management Inc.
      (General Partner)


By:   /s/ David J. Vogel, President
      -----------------------------------
      David J. Vogel, President


Date: 8/14/96

By:   /s/ Daniel A. Dantuono
      ------------------------------------
      Daniel A. Dantuono
      Chief Financial Officer and
      Treasurer

Date: 8/14/96