Form 10-Q
period 1996-09-30
SMITH BARNEY DIVERSIFIED FUTURES FUND L P II
filed 1996-11-14
CIK 923660

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30, 1996

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

                                                                       Page
                                                                      Number

PART I - Financial Information:

      Item 1.     Financial Statements:

                  Statements of Financial Condition
                  at September 30, 1996 and December 31,
                  1995                                                    3

                  Statements  of Income and Expenses and
                  Partners'  Capital for the three months
                  ended  September 30, 1996 and the period
                  from January 17, 1995 (commencement of
                  operations) to September 30, 1996.                      4

                  Notes to Financial Statements                         5 - 8

      Item 2.     Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                            9 - 10

PART II - Other Information                                               11

                                     PART I

                          Item 1. Financial Statements


                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
                        STATEMENTS OF FINANCIAL CONDITION



                                                      SEPTEMBER 30, DECEMBER 31,
                                                           1996         1995
                                                      ------------   -----------
ASSETS                                                (Unaudited)


Equity in commodity futures trading account:
  Cash and cash equivalents                           $36,424,770    $     2,000

  Net unrealized appreciation  open futures
  contracts                                             4,404,296

  Commodity options owned, at market value
   (cost $369,970)                                        380,914

                                                      -----------    -----------

                                                       41,209,980          2,000

  Interest receivable                                     127,047              -

                                                      -----------    -----------
                                                      $41,337,027    $     2,000

                                                      ===========    ===========



LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

 Accrued expenses:
  Commissions                                         $   202,672
  Management fees                                          92,092
  Other                                                    42,395
  Incentive fees                                          114,438
  Organization expense                                    127,047
 Redemptions Payable                                      274,240

                                                      -----------    -----------

                                                          852,884              -
                                                      -----------    -----------

Partners' Capital

General Partner, 416.0003 and 1
  Unit equivalents outstanding
  in 1996 and 1995, respectively                          411,678    $     1,000

Limited Partners, 40,493.0826 and 1
  Units of Limited Partnership
  Interest outstanding in 1996 and 1995,
  respectively                                         40,072,465          1,000
                                                      -----------    -----------

                                                       40,484,143          2,000

                                                      -----------    -----------

                                                      $41,337,027    $     2,000
                                                      ===========    ===========


See Notes to Financial Statements.
                                                                       3

                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                                                                   PERIOD FROM
                                                                                                 JANUARY 17, 1996
                                                                          THREE-MONTHS           (COMMENCEMENT OF
                                                                             ENDED                OPERATIONS) TO
                                                                          SEPTEMBER 30,            SEPTEMBER 30,
                                                                              1996                    1996
                                                                         ---------------          --------------
Income:
Net gains (losses) on trading of commodity futures:

   Realized gains (losses) on closed positions                             $    234,339            $ (1,099,934)
   Change in unrealized gains /losses on open positions                       2,091,032               4,415,240

                                                                         ---------------          --------------

                                                                              2,325,371               3,315,306
Less, brokerage commissions and clearing
  fees ($21,841 and $43,690, respectively)                                     (645,439)             (1,301,075)

                                                                         ---------------          --------------

Net realized and unrealized gains                                             1,679,932               2,014,231

  Interest income                                                               347,832                 722,763

                                                                         ---------------          --------------

                                                                              2,027,764               2,736,994


Expenses:
  Management fees                                                               254,010                 508,166
  Organization expense                                                          197,763                 197,763
  Incentive fees                                                                114,438                 163,871
  Other expense                                                                  36,431                  90,232

                                                                         ---------------          --------------

                                                                                602,642                 960,032

                                                                         ---------------          --------------

Net income                                                                    1,425,122               1,776,962


Proceeds from offering -    Limited Partners                                                          8,529,000
                            General Partner                                                              86,000
Offering and organization expense                                                                      (525,000)
Additions -   Limited Partners                                                6,091,000              31,150,000
              General Partner                                                    59,000                 312,000
Redemptions                                                                    (804,356)               (846,821)

                                                                         ---------------          --------------


Net increase in Partners' Capital                                             6,770,766              40,482,141

Partners' Capital, beginning of period                                       33,713,375                   2,000

                                                                         ---------------          --------------

Partners' Capital, end of period                                           $ 40,484,141            $ 40,484,141
                                                                         ===============          ==============


Net asset value per unit
   (40,909.0829 Units outstanding at September 30, 1996)                   $     989.61            $     989.61
                                                                         ===============          ==============


Net income per Unit of Limited Partnership Interest
   and General Partnership Unit equivalent                                 $      32.23            $      50.54
                                                                         ===============          ==============


See Notes to Financial Statements.

                SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
                        NOTES TO FINANCIAL STATEMENTS
                              September 30, 1996
                                 (Unaudited)

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

     Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions are made for the Partnership by John W. Henry & Company, Inc., Millburn Ridgefield Corporation and Chesapeake Capital Corporation (collectively, the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at September 30, 1996 and the results of its operations for the period from January 17, 1996 (commencement of operations) to September 30, 1996 and for the three months ended September 30, 1996. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.


     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2. Net Asset Value Per Unit:

     Changes in net asset value per Unit for the three months ended September 30, 1996 and for the period from January 17, 1996 (commencement of operations) to September 30, 1996 were as follows:


                                                               PERIOD FROM
                                                            JANUARY 17, 1996
                                      THREE-MONTHS          (COMMENCEMENT OF
                                          ENDED              OPERATIONS) TO
                                   SEPTEMBER 30, 1996       SEPTEMBER 30, 1996
                                   ------------------       ------------------

Net realized and unrealized
 gains (losses)                        $ 38.12                  $ 17.12
Interest income                           8.83                    25.79
Expenses                                (15.04)                  (32.38)
Other                                      .32                    40.01
                                       -------                  -------

Increase for period                      32.23                    50.54

Net asset value per Unit,
 beginning of period                    957.38                   939.07
                                       -------                  -------

Net asset value per Unit,
 end of period                         $989.61                  $989.61
                                       =======                  =======


3.   Offering and Organization Costs:

     Offering and organization expenses of approximately $518,000 relating to the issuance and marketing of Units during the initial offering period were initially paid by SB. As of September 30, 1996, the Partnership had reimbursed SB for all offering and organization expenses incurred during the initial offering period. Expenses incurred during the initial offering period were estimated at $525,000 and charged against the initial capital of the fund. The difference between the estimated and the actual offering and organization expense of approximately $7,000 has been applied to continuous offering expenses. Expenses of approximately $295,000 related to the continuous offering of Units have been incurred. As of September 30, 1996, the Partnership had reimbursed SB for $127,047 relating to the continuous offering of Units. Interest earned by the Partnership will be used to reimburse SB for the offering and organization expenses of the Partnership related to the continuous offering until such time as such expenses are fully reimbursed.

4. Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activities are shown in the statements of income and expenses.

     The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at September 30, 1996 was $4,785,210 and the average fair value during the period from January 17, 1996 (commencement of operations) to September 30, 1996, based on monthly calculation, was $1,868,844.

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

     The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At September 30, 1996, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $346,193,892 and $127,791,888, respectively, as detailed below. All of these instruments mature within one year of September 30, 1996. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At September 30, 1996, the Partnership had net unrealized trading gains of $4,415,240, as detailed below.



                                      NOTIONAL OR CONTRACTUAL          NET
                                       AMOUNT OF COMMITMENTS        UNREALIZED
                                    TO PURCHASE      TO SELL        GAIN/(LOSS)
                                    -----------      -------        -----------

Currencies
- Exchange Traded Contracts          $  6,954,287   $ 14,577,316   $    190,438
- OTC Contracts                        36,051,058     57,585,430        391,418
Energy                                 14,225,106      1,468,500      1,247,416
Grains                                  1,683,186      5,466,336        230,277
Interest Rates US                      24,245,988      8,110,281       (148,819)
Interest Rates Non US                 239,772,249      1,836,746      2,141,034
Livestock                               1,012,600         23,160         31,140
Metals                                  5,683,960     29,084,775        497,426
Softs                                   3,236,734      7,761,568       (126,506)
Indices                                13,328,724      1,877,776        (38,584)
                                     ------------   ------------   ------------

Total                                $346,193,892   $127,791,888   $  4,415,240
                                     ============   ============   ============

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 1996.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits if any.

     For the three months ended September 30, 1996, Partnership capital increased 20.1% from $33,713,375 to $40,484,141. This increase was attributable to the addition of 6,544.4818 Units totaling $6,150,000 coupled with net income from operations of $1,425,122 and partially offset by the redemption of 849.4668 Units resulting in an outflow of $804,356 for the quarter ended September 30, 1996.

Results of Operations

     During the Partnership's third quarter of 1996, the net asset value per Unit increased 3.4% from $957.38 to $989.61. The Partnership experienced a net trading gain before commissions and expenses in the third quarter of 1996 of $2,325,371. Gains were recognized in the trading of commodity futures in energy products interest rates and metals and were partially offset by losses recognized in the trading of agricultural products, indices and currencies.

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

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the 30-day Treasury bill rate determined weekly by SB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days.

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

By:   /s/ David J. Vogel, President
      David J. Vogel, President

Date:      11/11/96


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Smith Barney Futures Management Inc.
      (General Partner)


By:   /s/ David J. Vogel, President
      David J. Vogel, President


Date:      11/11/96

By:   /s/ Daniel A. Dantuono
      Daniel A. Dantuono
      Chief Financial Officer and
      Treasurer

Date:     11/11/96