Form 10-K
period 1996-12-31
SMITH BARNEY DIVERSIFIED FUTURES FUND L P II
filed 1997-03-27
CIK 923660

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                      For the year ended December 31, 1996

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

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  100,000  Units of Limited
                                                             Partnership
                                                             Interest
                                                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [ ]

                                    PART I

Item 1. Business.

      (a) General development of business. Smith Barney Diversified Futures Fund L.P. II ("Partnership") is a limited partnership organized on May 10, 1994 under the Partnership laws of the State of New York. The Partnership commenced trading operations on January 17, 1996. The Partnership engages in speculative trading of commodity interests, including forward contracts on foreign currencies, commodity options and commodity futures contracts and other financial instruments, foreign currencies and stock indices.
        A Registration Statement on Form S-1 relating to the public offering became effective on August 21, 1995. Beginning August 21, 1995, 100,000 Units of Limited Partnership Interest ("Units") were publicly offered at $1,000 per Unit for a period of ninety days, subject to increase for up to an additional sixty days at the sole discretion of the General Partner. Between August 21, 1995 (commencement of the offering period) and January 16, 1996, 8529 Units of limited partnership interest were sold at $1,000 per Unit. Proceeds of the offering were held in an escrow account and were transferred, along with the General Partner's contribution of $87,000 to the Partnership's trading account on January 17, 1996 when the Partnership commenced trading. Sales of additional Units and additional General Partner's contributions and redemptions of Units for the year ended December 31, 1996 are reported in the Statement of Partners' Capital on page F-5 under "Item 8.

Financial Statements and Supplementary Data."
       The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) an amount to entitle it to 1% of each material item of Partnership income, loss, deduction or credit and (ii) the greater of (a) 1% of the partners' contributions to the Partnership or (b) $25,000. The Partnership will be liquidated upon the first of the following to occur: December 31, 2014; the net asset value of a Unit decreases to less than $400 as of the close of any business day; or under certain circumstances as defined in the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement").
      The Partnership's trading of futures contracts on commodities is done primarily on United States and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with its commodity broker, Smith Barney Inc. ("SB").
      Smith Barney Futures Management Inc., acts as the general partner of the Partnership (the "General Partner"). SB is an affiliate of the General Partner. Under the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement"), the General Partner administers the business and affairs of the Partnership. As of December 31, 1996, all commodity trading decisions are made for the Partnership by John W. Henry & Company, Inc. ("JWH"), Millburn Ridgefield Corporation and Chesapeake Capital Corporation, (collectively, the "Advisors"). None of the Advisors is affiliated with the General Partner or SB. The

Advisors  are  not  responsible  for  the   organization  or  operation  of  the
Partnership.
      Pursuant to the terms of the Management Agreements (the "Management Agreement"), the Partnership is obligated to pay each Advisor: (i) a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets (except that JWH will receive a monthly management fee equal to 1/3 of 1% (4% per year)) of the Partnership allocated to each Advisor as of the end of each month and
(ii) an incentive fee payable quarterly, equal to 20% of the New Trading Profits (except JWH, which will receive an incentive fee of 15% of New Trading Profits) (as defined in the Management Agreements) of the Partnership.
      The Partnership has entered into a Customer Agreement with SB (the "Customer Agreement") which provides that the Partnership will pay SB a monthly brokerage fee equal to 1/2 of 1% of month-end Net Assets allocated to the Advisors (6.0% per year) in lieu of brokerage commissions on a per trade basis. SB also pays a portion of its brokerage fees to its financial consultants who have sold Units and who are registered as associated persons with the Commodity Futures Trading Commission (the "CFTC"). The Partnership pays for National Futures Association ("NFA") fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses.

      In addition, SB pays the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by SB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. However, SB began paying interest to the Partnership only after the amount of interest accrued equaled the total amount of offering and organizational expenses paid by SB in connection with the Partnership's offering plus interest at the prime rate quoted by The Chase Manhattan Bank.
      (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests (including, but not limited to, futures contracts, options and forward contracts on U.S. Treasury Bills, other financial instruments, foreign currencies, stock indices and physical commodities). The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the period from January 17, 1996 (commencement of trading operations) to December 31, 1996 is set forth under "Item 6. Select Financial Data." The Partnership capital as of December 31, 1996 was $55,298,004.

      (c)  Narrative description of business.
          See Paragraphs (a) and (b) above.
          (i) through (x) - Not applicable.
          (xi) through (xii) - Not applicable.
          (xiii) - The Partnership has no employees.
      (d) Financial Information About Foreign and Domestic Operations and Export Sales. The Partnership does not engage in sales of goods or services, and therefore this item is not applicable.
Item 2.  Properties.
      The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, SB.
Item 3.  Legal Proceedings.
      There are no pending legal proceedings to which the Partnership is a party or to which any of its assets is subject. No material legal proceedings affecting the Partnership were terminated during the fiscal year.
Item 4.  Submission of Matters to a Vote of Security Holders.
      There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.
                                    PART II
Item 5.   Market for Registrant's Common Equity and Related Security
          Holder Matters.
          (a) Market Information. The Partnership has issued no stock. There is no public market for the Units of

                Limited Partnership Interest.
          (b)   Holders. The number of holders of Units of Limited
                Partnership Interest as of December 31, 1996 was 2,633.
          (c)   Distribution.  The Partnership did not declare a
                distribution in 1996.
Item 6. Select Financial Data. The Partnership commenced trading operations on January 17, 1996. Realized and unrealized trading gains, interest income, net income and increase in net asset value per Unit for the period from January 17, 1996 (commencement of trading operations) to December 31, 1996 and total assets at December 31, 1996 were as follows:
                                                          1996

Realized and unrealized trading
 gains net of brokerage commissions
 and clearing fees of $2,169,468                        $ 8,869,618

Interest Income                                           1,190,687
                                                        -----------
                                                        $10,060,305
                                                        ===========
Net Income                                              $ 7,582,653
                                                        ===========

Increase in net asset
 value per unit                                             $185.99
                                                        ===========
Total assets                                            $56,960,922
                                                        ===========

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.
        (a) Liquidity. The Partnership does not engage in sales of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material decrease in liquidity. To minimize this risk, the Partnership will follow certain policies including:
        (1) Partnership funds are invested only in futures contracts which are traded in sufficient volume to permit, in the opinion of the Advisors, ease of taking and liquidating positions.
        (2) The Partnership will not permit the churning of its commodity trading accounts.
        (3) No Advisor initiates additional positions in any commodity if such additional positions would result in aggregate positions for all commodities requiring as margin more than 66-2/3% of the Partnership's assets allocated to the Advisor.
        (4) The Partnership will not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or related commodities.
        (5) The Partnership will not utilize borrowing except short-term borrowing if the Partnership takes delivery of any cash commodities.
        (6) The Advisor may, from time to time, employ trading strategies such as spread or straddles on behalf of the Partnership. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.
        The Partnership is party to financial instruments with off- balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. (See also Item 8. Financial Statement and Supplementary Data., for further information on financial instrument risk included in the notes to financial statements.)
        Other than the risks inherent in commodity futures trading, the Partnership knows of no trends demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may, at its discretion, cause the Partnership to cease trading operations and liquidate all open positions upon the first to occur of the following: (i) December 31, 2014; (ii) the vote dissolve the Partnership by limited partners owning more than 50% of the Units; (iii) assignment by the General Partner of all of its interest in the Partnership or withdrawal, removal, bankruptcy or any other event that causes the General Partner to cease to be a general partner under the New York Revised Limited Partnership Act unless the Partnership is continued as described in the Limited Partnership Agreement; (iv) Net Asset Value per Unit falls to less than $400 as of the end of any trading day; or (v) the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued.
        (b) Capital resources. (i) The Partnership has made no material commitments for capital expenditures.
          (ii) The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity trading, and by expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity futures trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership may or may not be able to identify. Partnership expenses will consist of, among other things, commissions, management fees and incentive fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of net assets maintained. In addition, the amount of interest income payable by SB is dependent upon interest rates over which the Partnership has no control.
        No forecast can be made as to the level of redemptions in any given period. Beginning June 30, 1996 a Limited Partner may cause all of his Units to be redeemed by the Partnership at the Net Asset Value thereof as of the last day of each month on ten days' written notice to the General Partner. No fee will be charged for redemptions. For the period ended December 31, 1996, 1,911.1385 Units were redeemed totaling $1,968,649.
        The Partnership continues to offer Units at the Net Asset Value per Unit as of the end of each month. For the period ended December 31, 1996, there were additional sales of 42,034.2002 Units totaling $41,190,000 and contributions by the General Partner representing 411.0108 Unit equivalents totaling $402,000.
        (c) Results of Operations.
        For the period from January 17, 1996 (commencement of trading operations) to December 31, 1996, the net asset value per Unit increased 19.8% from $939.07 to $1,125.06. There were no operations in 1995 and 1994. The net asset value of $939.07 at commencement of trading operations is reflective of charging offering and organizational expenses against the initial capital of the Partnership for financial reporting purposes.

        The Partnership experienced net trading gains of $11,039,086 before commissions and expenses in 1996. These gains were attributable to gains incurred in the trading of interest rates, metals, energy and foreign currencies. However, these trading gains were partially offset by losses experienced in the trading of stock indices and agricultural commodity futures.
        Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

Item 8.         Financial Statements and Supplementary Data.




                SMITH BARNEY  DIVERSIFIED FUTURES FUND L.P. II
                         INDEX TO FINANCIAL STATEMENTS



                                                                  Page
                                                                  Number


                Report of Independent Accountants.                  F-2

                Financial Statements:
                Statement of Financial Condition at
                December 31, 1996 and 1995.                         F-3

                Statement of Income and Expenses for
                the period from January 17, 1996
                (commencement of trading operations)
                to December 31, 1996.                               F-4

                Statement of Partners'  Capital for
                the years ended December 31,
                1996  and  1995  and for the  period
                from  May 10,  1994  (date
                Partnership was organized) to
                December 31, 1994.                                  F-5

                Notes to Financial Statements.                    F-6 -  F-11

                                   Continued

                        Report of Independent Accountants

To the Partners of
  Smith Barney Diversified Futures Fund L.P. II:

We have audited the accompanying statement of financial condition of SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II (a New York Limited Partnership) as of December 31, 1996 and 1995, and the related statements of income and expenses for the period from January 17, 1996 (commencement of trading operations) to December 31, 1996, and of partners' capital for the years ended December 31, 1996 and 1995 and for the period from May 10, 1994 (date Partnership was organized) to December 31, 1994. These financial statements are the responsibility of the management of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management of the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smith Barney Diversified Futures Fund L.P. II as of December 31, 1996 and 1995, and the results of its operations for the period from May 10, 1994 (date Partnership was organized) to December 31, 1996, in conformity with generally accepted accounting principles.



                                                      Coopers & Lybrand L.L.P.

New York, New York
February 28, 1997

                  Smith Barney Diversified Futures Fund L.P. II
                        Statement of Financial Condition
                                December 31, 1996


Assets:                                                 1996            1995
Equity in commodity futures
 trading account:

  Cash and cash equivalents (Note 3c)               $54,370,448      $     2,000
  Net unrealized appreciation
  on open futures contracts                           1,981,313
  Commodity options owned, at
  market value (cost $420,667)                          430,497
                                                     ----------       ----------
                                                     56,782,258            2,000
Interest receivable                                     178,664
                                                     ----------       ----------
                                                    $56,960,922      $     2,000
                                                     ==========       ==========
Liabilities and Partners' Capital:
Liabilities:
 Accrued expenses:
  Commissions                                       $   288,503
  Management fees                                       133,127
  Incentive fees                                      1,036,077
  Other                                                  47,744
 Redemptions payable (Note 5)                           145,230
 Commodity options written, at market
 value (premiums received $28,124)                       12,237
                                                     ----------
                                                      1,662,918
                                                     ----------
Partners' capital (Notes 1 and 7):
 General Partner, 498.0108 and 1 Unit
  equivalents outstanding in 1996 and                   560,295      $     1,000
  1995, respectively
 Limited Partners, 48,653.0617 and 1
  Units of Limited Partnership
  Interest outstanding in 1996 and
  1995, respectively                                 54,737,709            1,000
                                                     ----------       ----------
                                                     55,298,004            2,000
                                                     ----------       ----------
                                                    $56,960,922      $     2,000
                                                     ==========       ==========


See notes to financial statements.

                  Smith Barney Diversified Futures Fund L.P. II
                        Statement of Income and Expenses
              for the period from January 17, 1996 (commencement of
                    trading operations) to December 31, 1996


                                                     1996
Income:
 Net gains (losses) on trading of
 commodity interests:
  Realized gains on closed
  positions                                      $ 9,032,056
  Change in unrealized
  gains on open positions
                                                   2,007,030
                                                  ----------
                                                  11,039,086
 Less, Brokerage commissions
  and clearing fees ($67,406)
  (Note 3c)                                        2,169,468
                                                  ----------
 Net realized and unrealized
  gains                                            8,869,618
 Interest income (Notes 3c
  and 6)                                           1,190,687
                                                  ----------
                                                  10,060,305
                                                  ----------
Expenses:
 Management fees (Note 3b)                           866,887
 Organization expense (Note 6)                       291,264
 Incentive fees (Note 3b)                          1,199,948
 Other expenses                                      119,553
                                                  ----------
                                                   2,477,652
                                                  ----------
Net income                                       $ 7,582,653
                                                  ==========
Net income per Unit of Limited
 Partnership Interest and
 General Partner Unit
 equivalent (Notes 1 and 7)                      $    185.99
                                                  ==========



See notes to financial statements.

                            Smith Barney Diversified
                              Futures Fund L.P. II
                         Statement of Partners' Capital
               for the years ended December 31, 1996 and 1995 and
             for the period from May 10, 1994 (date Partnership was
                         organized) to December 31, 1994


                                        Limited         General
                                       Partners         Partner          Total
Initial capital contributions        $     1,000    $      1,000    $     2,000
                                      ----------     -----------     ----------
Partners' capital at
  December 31, 1994                        1,000           1,000          2,000
                                      ----------     -----------     ----------
Partners' capital at
  December 31, 1995                        1,000           1,000          2,000
Proceeds from offering of 8,529
  Units of Limited Partnership
  Interest and General Partner's
  contribution representing
  86 Unit equivalents (Note 1)         8,529,000          86,000      8,615,000
Offering and organization costs
  (Note 6)                              (519,700)         (5,300)      (525,000)
                                      ----------     -----------     ----------
Opening Partnership capital
  for operations                       8,010,300          81,700      8,092,000
Net Income                             7,506,058          76,595      7,582,653
Sale of 42,034.2002 Units of Limited
 Partnership Interest and General
 Partner's contribution representing
 411.0108 Unit equivalents            41,190,000         402,000     41,592,000
Redemption of 1,911.1385 Units of
 Limited Partnership Interest         (1,968,649)             --     (1,968,649)
                                      ----------     -----------     ----------
Partners' capital at
  December 31, 1996                  $54,737,709    $    560,295    $55,298,004
                                      ==========     ===========     ==========
See notes to financial statements

                            Smith Barney Diversified
                              Futures Funds L.P. II
                          Notes to Financial Statements

1. Partnership Organization:

   Smith Barney Diversified Futures Fund L.P. II (the "Partnership") is a limited partnership which was organized on May 10, 1994 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

   Between August 21, 1995 (commencement of the offering period) and January 16, 1996, 8,529 Units of Limited Partnership Interest ("Units") were sold at $1,000 per Unit. The proceeds of the initial offering were held in an escrow account until January 17, 1996, at which time they were turned over to the Partnership for trading. The Partnership continues to offer Units during the continuous offering period. The Partnership is authorized to sell 100,000 Units during the public offering period of the Partnership.

   Smith Barney Futures Management Inc. is the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership (see Note 3c). The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of his initial capital contribution and profits, if any, net of distributions.

   The Partnership  will be liquidated upon the first to occur of the following:
   December 31, 2014; the net asset value of a Unit decreases to less than $400 as of a close of any business day; or under certain other circumstances as defined in the Limited Partnership Agreement.

2. Accounting Policies:

   a.All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at market value for those commodity interests for which market quotations are readily available or at fair value on the last business day of the year. Investments in commodity interests denominated in foreign currency are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gain (loss) and changes in unrealized values on commodity interests are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

                            Smith Barney Diversified
                              Futures Funds L.P. II
                          Notes to Financial Statements


   b.Income taxes have not been provided as each partner is individually liable for the taxes, if any, on his share of the Partnership's income and expenses.

   c.The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3. Agreements:

   a.Limited Partnership Agreement:

     The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership.

   b.Management Agreements:

     The General Partner, on behalf of the Partnership, has entered into Management Agreements with John W. Henry & Company, Inc. ("JWH"), Millburn Ridgefield Corporation and Chesapeake Capital Corporation, (collectively, the "Advisors"), registered commodity trading advisors. The Advisors are not affiliated with one another and none is affiliated with the General Partner or SB and are not responsible for the organization or operation of the Partnership. The Partnership will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor (except JWH, which will receive a monthly management fee equal to 1/3 of 1% (4% per year) of month-end Net Assets). In addition, the Partnership is obligated to pay each Advisor an incentive fee payable quarterly equal to 20% of the New Trading Profits earned by each Advisor for the Partnership (except JWH, which will receive an incentive fee of 15% of New Trading Profits).

                            Smith Barney Diversified
                              Futures Funds L.P. II
                          Notes to Financial Statements


   c.Customer Agreement:

     The Partnership has entered into a Customer Agreement which provides that the Partnership will pay SB a monthly brokerage fee equal to 1/2 of 1% (6% per year) of month-end Net Assets, as defined, in lieu of brokerage commissions on a per trade basis. SB will pay a portion of brokerage fees to its financial consultants who have sold Units in this Partnership. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Partnership will pay for National Futures Association ("NFA") fees, exchange, clearing, user, give-up and floor brokerage fees. All of the Partnership's assets are deposited in the Partnership's account at SB. The Partnership's cash is deposited by SB in segregated bank accounts as required by Commodity Futures Trading Commission regulations. At December 31, 1996, the amount of cash held for margin requirements was $6,904,509. SB has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate deter-mined weekly by SB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4. Trading Activities:

   The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Partnership's trading activity are shown in the statement of income and expense.

   All of the commodity interests, owned by the Partnership, are held for trading purposes. The fair value of these commodity interests, including options thereon at December 31, 1996 was, $2,399,573 and the average fair value during the year then ended, based on monthly calculation was $2,965,883.

5. Distributions and Redemptions:

   Distributions of profits, if any, will be made at the sole discretion of the General Partner; however, beginning with the quarter ended June 30, 1996, a limited partner may require the Partnership to redeem his Units at their Net Asset Value as of the last day of any month on 10 days' notice to the General Partner provided that no redemption may result in the limited partner holding fewer than 3 Units after redemption is effected. There is no fee charged to limited partners in connection with redemptions.

                            Smith Barney Diversified
                              Futures Funds L.P. II
                          Notes to Financial Statements


6. Organization and Offering Costs:

   Offering and organization expenses of approximately $525,000 relating to the issuance and marketing of Units during the initial offering period were initially paid by SB and were charged against the initial capital of the Partnership. In addition, expenses of $291,264 related to the continuous offering of Units have been incurred. As of December 31, 1996, the Partnership had reimbursed SB for all such expenses incurred during the initial offering and continuous offering period (in addition to interest at the prime rate quoted by The Chase Manhattan Bank totaling approximately $20,929) from interest earned on funds held in its account.

7. Net Asset Value Per Unit:

   Changes in the net asset value per Unit for the period from January 17, 1996 (commencement of trading operations) to December 31, 1996 were as follows:


                                        1996
Net realized and
unrealized gains                   $     177.40
Interest income                           36.09
Expenses                                 (67.51)
Other                                     40.01
                                   ------------
Increase for period                      185.99
Net asset value
per Unit,
beginning of period                      939.07
                                   ------------
Net asset value
per Unit,
end of period                      $   1,125.06
                                   ============

8. Financial Instrument Risk:

   The Partnership is party to  financial  instruments  with  off-balance  sheet risk, including  derivative  financial  instruments and derivative  commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC").Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

                            Smith Barney Diversified
                              Futures Funds L.P. II
                          Notes to Financial Statements


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

   The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics.In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

                            Smith Barney Diversified
                              Futures Funds L.P. II
                          Notes to Financial Statements

   The notional or contractual amounts of these instruments, while appropriately not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At December 31, 1996, the Partnership's commitment to purchase and sell these instruments was $287,865,518 and $181,348,343, respectively, as detailed below. All of these instruments mature within one year of December 31, 1996. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At December 31, 1996, the fair value of the Partnership's derivatives, including options thereon, was $2,399,573, as detailed below.


                                      Notional or Contractual
                                       Amount of Commitments
                                      To Purchase      To Sell         Fair
                                                                       Value
Currencies:
 -Exchange Traded Contracts          $ 12,752,114   $ 15,672,967   $    596,711
 -OTC Contracts                        48,300,653     72,590,507        393,543
Energy                                 12,060,803             --        328,180
Grains                                    175,750      4,560,014        148,525
Interest Rate U.S.                     54,062,085      4,098,651        (55,803)
Interest Rate
 Non-U.S.                             137,083,934     42,405,484        (44,169)
Livestock                                 385,930             --            840
Metals                                  7,349,851     23,421,538        416,746
Softs                                   7,984,383      8,534,913         28,892
Indices                                 7,710,015     10,064,269        586,108
                                     ------------   ------------   ------------
Total                                $287,865,518   $181,348,343   $  2,399,573
                                     ============   ============   ============

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
        During the last two fiscal years and any subsequent interim period, no independent accountant who was engaged as the principal accountant to audit the Partnership's financial statements has resigned or was dismissed.
                                   PART III
Item 10.  Directors and Executive Officers of the Registrant.
        The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management Inc. Investment decisions will be made by John W. Henry & Company, Inc., Chesapeake Capital Corporation and Millburn Ridgefield Corporation (collectively, the "Advisors").
Item 11.    Executive Compensation.
            The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management Inc., its General Partner, which receives compensation for its services, as set forth under "Item 1. Business." SB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." Brokerage commissions and clearing fees of $2,169,468 were paid for the period ended December 31, 1996. Management fees and incentive fees of $866,887 and $1,199,948, respectively, were paid to the Advisors for the period ended December 31, 1996.

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management.
            (a). Security ownership of certain beneficial owners. As of March 1, 1997, the Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.
            (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 498.0108 Units (1.0%) of Limited Partnership Interest as of December 31, 1996.
            (c).  Changes in control.   None.
Item 13.   Certain Relationship and Related Transactions.
            Smith Barney Inc. and Smith Barney Futures Management Inc. would be considered promoters for purposes of item 404 (d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under "Item 1. Business" and "Item 11. Executive Compensation."

                                    PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K.
      (a) (1)  Financial Statements:
                  Statement  of  Financial  Condition  at December  31, 1996 and
                  1995.
                  Statement of Income and Expenses for the period from January 17, 1996 (commencement of trading operations) to December 31, 1996.
                  Statement  of  Partners'  Capital for the
                  years ended December 31, 1996 and 1995 and for the period from May 10, 1994 (date Partnership was organized) to December 31, 1994.
          (2)    Financial Statement Schedules:  None.
          (3)    Exhibits:
          3.1 -  Limited Partnership Agreement (filed as Exhibit 3.1 to the Registration Statement on Form S-1 (File No.
                 33-79244 and incorporated herein by reference).
          3.2 -  Certificate of Limited Partnership of the
                 Partnership as filed in the office of the County
                 Clerk of New York County (filed as Exhibit 3.2 to
                 the Registration Statement on Form S-1 (Filed No.
                 33-79244) and incorporated herein by reference).
          10.1-  Customer Agreement between the Partnership and Smith
                 Barney  (filed as Exhibit 10.1 to the Registration
                 Statement on Form S-1 (File No. 33-79244) and
                 incorporated herein by reference).
          10.2- Subscription Agreement (filed as Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 33-
                 29144) and incorporated herein by reference).
          10.3-  Escrow Instructions relating to escrow of
                 subscription funds (filed as Exhibit 10.3 to the
                 Registration Statement on Form S-1 (File No. 33-
                 79244) and incorporated herein by reference).
          10.4-  Management Agreement among the Partnership, the
                 General Partner and Chesapeake Capital Corporation
                 (filed as Exhibit 10.5 to the Registration Statement
                 on Form S-1 (File No. 33-79244) and incorporated
                 herein by reference).
          10.5-  Management Agreement among the Partnership, the
                 General Partner and John W. Henry & Co. Inc. (filed
                 as Exhibit 10.6 to the Registration Statement on
                 Form S-1 (File No. 33-79244) and incorporated herein
                 by reference).
          10.6-  Management Agreement among the Partnership, the
                 General Partner and Millburn Ridgefield Corporation
                 (filed as Exhibit 10.7 to the Registration Statement
                 on Form S-1 (File No. 33-79244) and incorporated
                 herein by reference).
      (b)     Reports on 8-K:   None Filed.

      Supplemental  Information  To Be Furnished  With Reports Filed Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.




Annual Report to Limited Partners

                                  SIGNATURES

       Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 24th day of March 1997.

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II


By:    Smith Barney Futures Management Inc.
       (General Partner)



By     /s/        David J. Vogel
       David J. Vogel, President & Director


       Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed below by the following persons in the capacities and on the date indicated.



/s/     David J. Vogel                    /s/     Jack H. Lehman III
David J. Vogel,                           Jack H. Lehman III
Director, Principal Executive             Chairman and Director
Officer and President



/s/      Michael Schaefer                 /s/    Daniel A. Dantuono
Michael Schaefer                          Daniel A. Dantuono
Director                                  Treasurer, Chief Financial
                                          Officer and Director



/s/  Philip M. Waterman, Jr.              /s/ Daniel R. McAuliffe, Jr.
Philip M. Waterman, Jr.                   Daniel R. McAuliffe, Jr.
Director and Vice-Chairman                Director




/s/ Steve J. Keltz                        /s/   Shelley Ullman
Steve J. Keltz                            Shelley Ullman
Secretary and Director                    Director