Form 10-Q
period 1997-03-31
SMITH BARNEY DIVERSIFIED FUTURES FUND L P II
filed 1997-05-14
CIK 923660

FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended March 31, 1997

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



                                                                    Page
                                                                   Number
PART I - Financial Information:

       Item 1.   Financial Statements:

                 Statement of Financial Condition at
                 March 31, 1997 and December 31, 1996.                3

                 Statement of Income and Expenses and
                 Partners' Capital for the three Months
                 ended March 31, 1997 and the period
                 from January 17, 1996 (commencement of
                 trading operations) to March 31, 1996.               4

                 Notes to Financial Statements                      5 - 8

       Item 2.   Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                         9 - 10

PART II - Other Information                                           11

                                     PART I

                          Item 1. Financial Statements


                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
                        STATEMENT OF FINANCIAL CONDITION



                                                        MARCH 31,   DECEMBER 31,
                                                          1997          1996
ASSETS:                                                ----------    ----------
                                                       (Unaudited)

Equity in commodity futures trading account:
  Cash and cash equivalents                            $78,782,419   $54,370,448

  Net unrealized appreciation on open
   futures contracts                                     3,380,218     1,981,313

  Commodity options owned, at market value
   (cost  $201,759 and $420,667 in 1997 and 1996,
    respectively)                                          250,499       430,497
                                                       -----------   -----------

                                                        82,413,136    56,782,258

Interest receivable                                        278,683       178,664
                                                       -----------   -----------

                                                       $82,691,819   $56,960,922
                                                       ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

 Accrued expenses:
  Commissions                                          $   421,388   $   288,503
  Management fees                                          190,829       133,127
  Other                                                      4,317        47,744
  Incentive fees                                           296,784     1,036,077
 Redemptions Payable                                       182,304       145,230
 Commodity options written, at market value
  (premiums received $28,124)                                    -        12,237

                                                       -----------   -----------

                                                         1,095,622     1,662,918

                                                       -----------   -----------
Partners' Capital:

General Partner, 707.9920 and 498.0108
  Unit equivalents outstanding
  in 1997 and 1996, respectively                           823,038       560,295

Limited Partners, 69,482.5418 and 48,653.0617
  Units of Limited Partnership
  Interest outstanding in 1997 and 1996,
  respectively                                          80,773,159    54,737,709
                                                       -----------   -----------

                                                        81,596,197    55,298,004

                                                       -----------   -----------

                                                       $82,691,819   $56,960,922

                                                       ===========   ===========

See Notes to Financial Statements.

                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                                PERIOD FROM
                                                              JANUARY 17, 1996
                                                THREE MONTHS (COMMENCEMENT OF
                                                   ENDED     TRADING OPERATIONS)
                                                  MARCH 31,     TO MARCH 31,
                                                    1997            1996
                                                ------------    ------------
Income:
  Net gains (losses) on trading of
   commodity interests:
    Realized gains (losses) on
     closed positions                           $  1,882,146    $ (1,032,239)
    Change in unrealized gains/losses
     on open positions                             1,421,928         712,044

                                                ------------    ------------

                                                   3,304,074        (320,195)
Less, brokerage commissions and clearing fees
  ( $33,150 and $5,501, respectively)             (1,216,630)       (176,191)

                                                ------------    ------------

  Net realized and unrealized gains (losses)       2,087,444        (496,386)


  Interest income                                    704,173          99,151

                                                ------------    ------------

                                                   2,791,617        (397,235)

                                                ------------    ------------

Expenses:

  Management fees                                    498,697          67,442
  Other  expenses                                     31,826          27,825
  Incentive fees                                     296,784

                                                ------------    ------------

                                                     827,307          95,267

                                                ------------    ------------

Net income (loss)                                  1,964,310        (492,502)

                                                ------------    ------------
Proceeds from offering - Limited Partners                  -       8,530,000
                         General Partner                   -          87,000
Offering and organization expense                          -        (525,000)
Additions - Limited Partners                      25,288,600       7,816,000
            General Partner                          243,000          79,000
Redemptions                                       (1,197,717)              -

                                                ------------    ------------

Net increase in Partners' Capital                 26,298,193      15,494,498

Partners' Capital, beginning of period            55,298,004               -

                                                ------------    ------------

Partners' capital, end of period                $ 81,596,197    $ 15,494,498

                                                ============    ============

Net asset value per Unit
  (70,190.5338 and 16,870.3713 Units
   outstanding at March 31, 1997 and
   1996, respectively)                          $   1,162.50    $     918.44

                                                ============    ============

Net income (loss) per Unit of Limited
   Partnership Interest and General
   Partner Unit equivalent                      $      37.44    $     (20.63)
                                                ============    ============


Redemption net asset value per Unit             $   1,162.50    $     943.69
                                                ============    ============

See Notes to Financial Statements.

                SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
                  NOTES TO STATEMENT OF FINANCIAL CONDITION
                                 MARCH 31, 1997
                                   (Unaudited)

1. General

        Smith Barney Diversified Futures Fund L.P. II (the "Partnership"), is a limited partnership which was organized on May 10, 1994 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

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

       The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at March 31, 1997 and the results of its operations for the three months ended March 31, 1997 and for the period from January 17, 1996
(commencement of trading operations) to March 31, 1996. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

       Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2. Net Asset Value Per Unit:

       Changes in net asset value per Unit for the three months ended March 31, 1997 and for the period from January 17, 1996 (commencement of trading operations) to March 31, 1996 were as follows:

                                                          PERIOD FROM
                                                       JANUARY 17, 1996
                                                       (COMMENCEMENT OF
                                      THREE-MONTHS    TRADING OPERATIONS)
                                         ENDED               TO
                                     MARCH 31, 1997      MARCH 31, 1996

Net realized and unrealized
 gains (losses)                        $    40.87         $  (48.12)
Interest income                             11.19              7.59
Expenses                                   (14.62)            (8.19)
Other                                         -               28.09
                                       -----------         ---------

Increase (decrease)for period               37.44            (20.63)

Net asset value per Unit,
 beginning of period                     1,125.06            939.07
                                       ----------         ---------

Net asset value per Unit,
 end of period                         $ 1,162.50         $  918.44
                                       ==========         ==========

Redemption net asset
 value per Unit *                      $ 1,162.50         $  943.69
                                       ===========        =========

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

       All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at March 31, 1997 was $3,630,717 and the average fair value during the three months then ended, based on monthly calculation, was $5,226,762.

5. Financial Instrument Risk:

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

        Credit risk is the possibility that a loss may occur due to the failure of a counterpaty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The

Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SB.

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

       The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvements in these instruments. At March 31, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $171,119,832 and $630,826,286, respectively, as detailed below. All of these instruments mature within one year of March 31, 1997. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At March 31, 1997, the fair value of the Partnership's derivatives, including options thereon, was $3,630,717, as detailed below.

                                   NOTIONAL OR CONTRACTUAL
                                    AMOUNT OF COMMITMENTS
                                TO PURCHASE        TO  SELL       FAIR VALUE

Currencies:
- Exchange Traded Contracts     $   798,500     $ 19,640,280      $   (5,223)
- OTC Contracts                  45,973,800       76,704,025        (418,600)
Energy                              117,820        9,279,667         194,057
Grains                           12,561,188          231,888         947,246
Interest Rates U.S.                  83,782      158,191,425       1,005,016
Interest Rates Non U.S.          66,672,033      322,213,647         739,350
Livestock                         1,070,660                0           1,230
Metals                           25,095,113       16,687,595         (88,471)
Softs                             9,193,608       14,071,704       1,246,565
Indices                           9,553,328       13,806,055           9,547
                               ------------     ------------      ----------

Totals                         $171,119,832     $630,826,286      $3,630,717
                               ============     ============      ==========

6.  Subsequent Event:

        The General Parnter has added ARA Portfolio Management Company, L.L.C. and Willowbridge Associates, Inc. as Advisors to the Partnership effective May 1, 1997.

Item 2.  Management's Discussion and Analysis of Financial
         Condition.

Liquidity and Capital Resources


      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the first quarter of 1997.

      The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits if any.

      For the three months ended March 31, 1997, Partnership capital increased 47.6% from $55,298,004 to $81,596,197. This increase was attributable to the addition of 22,060.6825 Units totaling $25,531,600 coupled with net income from operations of $1,964,310 and partially offset by the redemption of 1,021.2212 Units resulting in an outflow of $1,197,717 for the quarter ended March 31, 1997.

Results of Operations

      During the Partnership's first quarter of 1997, the net asset value per Unit increased 3.3% from $1,125.06 to $1,162.50, as compared to the first quarter of 1996 in which the net asset value per Unit decreased 2.2%. The Partnership experienced a net trading gain before commissions and expenses in the first quarter of 1997 of $3,304,074. Gains were recognized in the trading of commodity futures in currencies, indices, softs, grains and domestic interest rates and were partially offset by losses recognized in the trading of foreign interest rates, metals, livestock and energy products. The Partnership experienced a net trading loss before commissions and expenses in the first quarter of 1996 of $320,195. Losses were recognized in the trading of commodity futures in metals, interest rates, indices, agricultural products and currencies and were offset by gains recognized in the trading of energy products.

      Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify correctly those prices trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

      Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the 30-day Treasury bill rate determined weekly by SB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income increased by $605,022 for the three months ended March 31, 1997 as compared to the corresponding period in 1996. The increase in interest income is primarily due to an increase in Partnership capital as a result of net additions during 1996 and through the first quarter of 1997.

      Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and therefore, are affected by trading performance, additions and redemptions. Brokerage commissions and clearing fees for the three months ended March 31, 1997 increased by $1,040,439, as compared to the corresponding period in 1996.

      Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance, additions and redemptions. Management fees increased by $431,255 for the three months ended March 31, 1997 as compared to the corresponding period in 1996.

      Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 1997 resulted in an incentive fee of $296,784. No incentive fees were earned in the corresponding period in 1996.

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

Date:    5/12/97

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President


Date:    5/12/97


By      /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date:    5/12/97