Form 10-Q
period 1997-06-30
SMITH BARNEY DIVERSIFIED FUTURES FUND L P II
filed 1997-08-14
CIK 923660

FORM 10Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended June 30, 1997

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



                                                                   Page
                                                                  Number
PART I - Financial Information:

       Item 1.   Financial Statements:

                 Statement of Financial Condition at
                 June 30, 1997 and December 31, 1996                 3

                 Statement of Income and Expenses and
                 Partners'  Capital for the three and
                 six months  ended  June 30,  1997,
                 the three  months ended June 30,  1996
                 and for the period  from  January 17, 1996
                 (commencement of trading operations)
                 to June 30, 1996.                                   4

                 Notes to Financial Statements                     5 - 8

       Item 2.   Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                       9 - 10

PART II - Other Information                                         11

                                     PART I

                          Item 1. Financial Statements


                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
                        STATEMENT OF FINANCIAL CONDITION



                                                        JUNE 30,    DECEMBER 31,
                                                          1997         1996
ASSETS:                                               -----------   ------------
                                                      (Unaudited)

Equity in commodity futures trading account:
  Cash and cash equivalents                           $93,804,336   $54,370,448

  Net unrealized appreciation
   open futures contracts                               2,270,581     1,981,313

  Commodity options owned, at market
   value (cost  $288,048 and $420,667
   in 1997 and 1996, respectively)                        225,099       430,497
                                                       -----------   -----------

                                                       96,300,016    56,782,258

Interest receivable                                       300,988       178,664
                                                       -----------   -----------

                                                       $96,601,004   $56,960,922
                                                       ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

 Accrued expenses:
  Commissions                                         $   476,388       288,503
  Management fees                                         213,895       133,127
  Other                                                    78,176        47,744
  Incentive fees                                                0     1,036,077
 Redemptions Payable                                      305,717       145,230
 Commodity options written,
  at market value (premiums
  received $28,124 in 1996)                                    --        12,237

                                                       -----------   -----------

                                                         1,074,176     1,662,918

                                                       -----------   -----------
Partners' Capital:

General Partner, 887.3382 and 498.0108
  Unit equivalents outstanding
  in 1997 and 1996, respectively                          967,767       560,295

Limited Partners, 86,700.2689
  and 48,653.0617 Units of
  Limited Partnership Interest
  outstanding in 1997 and 1996,
  respectively                                         94,559,061    54,737,709
                                                       -----------   -----------

                                                       95,526,828    55,298,004

                                                       -----------   -----------

                                                      $96,601,004   $56,960,922

                                                      ============  ============

See Notes to Financial Statements.
                                               3

                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                                                                                       PERIOD FROM
                                                                                                                   JANUARY 17, 1996
                                                                             THREE-MONTHS              SIX-MONTHS     (COMMENCEMENT
                                                                                ENDED                    ENDED         OF TRADING
                                                                               JUNE 30,                 JUNE 30,      OPERATIONS) TO
                                                                                                                         JUNE 30,
                                                                    ------------     ------------     ------------     ------------
                                                                       1997              1996            1997              1996
                                                                    ------------     ------------     ------------     ------------


Income:
  Net gains (losses) on trading of commodity futures:
    Realized losses on closed positions                             $ (3,100,484)    $   (302,034)    $ (1,218,338)    $ (1,334,273)
    Change in unrealized gains/losses  on open positions              (1,221,326)       1,612,164          200,602        2,324,208
                                                                    ____________     ____________     ____________     ____________

                                                                      (4,321,810)       1,310,130       (1,017,736)         989,935
Less, brokerage commissions and clearing fees
  ( $48,050, $16,348 and $81,200, $21,849, respectively)              (1,569,958)        (479,445)      (2,786,588)        (655,636)

                                                                    ____________     ____________     ____________     ____________

  Net realized and unrealized gains (losses)                          (5,891,768)         830,685       (3,804,324)         334,299

  Interest income                                                        913,360          275,780        1,617,533          374,931
                                                                    ____________     ____________     ____________     ____________
                                                                      (4,978,408)       1,106,465       (2,186,791)         709,230
                                                                    ____________     ____________     ____________     ____________
Expenses:
  Management fees                                                        626,016          186,714        1,124,713          254,156
  Incentive fees                                                               0           49,433          296,785           49,433
  Other  expense                                                         200,843           25,976          232,668           53,801

                                                                    ____________     ____________     ____________     ____________
                                                                         826,859          262,123        1,654,166          357,390
                                                                    ____________     ____________     ____________     ____________

  Net income (loss)                                                   (5,805,267)         844,342       (3,840,957)         351,840


Proceeds from offering - Limited Partner                               8,530,000
                         General Partner                                  87,000
Offering and organization expense                                       (525,000)
Additions - Limited Partner                                           20,711,000       17,243,000       45,999,600       25,059,000
            General Partner                                              203,000          174,000          446,000          253,000
Redemptions                                                           (1,178,102)         (42,465)      (2,375,819)         (42,465)


                                                                    ------------     ------------     ------------     ------------

Net increase in Partner's Capital                                     13,930,631       18,218,877       40,228,824       33,713,375

Partner's Capital, beginning of period                                81,596,197       15,494,498       55,298,004                0

                                                                    ------------     ------------     ------------     ------------

Partners' capital, end of period                                    $ 95,526,828     $ 33,713,375     $ 95,526,828     $ 33,713,375

                                                                    ============     ============     ============     ============

Net asset value per Unit
  ( 87,587.6071 and 35,214.0679 Units outstanding
    at June 30, 1997 and 1996, respectively)                        $   1,090.64     $     957.38     $   1,090.64     $     957.38

                                                                    ============     ============     ============     ============

Net income (loss) per Unit of Limited Partnership Interest
  and General Partnership Unit equivalent                           $     (71.86)    $      38.94     $     (34.42)    $      18.31
                                                                    ============     ============     ============     ============



Redemption net asset value per Unit                                 $   1,090.64     $     961.65     $   1,090.64     $     961.65
                                                                    ============     ============     ============     ============

See Notes to Financial Statements.


                SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
                  NOTES TO STATEMENT OF FINANCIAL CONDITION
                                JUNE 30, 1997
                                 (Unaudited)

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

        Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions are made for the Partnership by John W. Henry & Company, Inc., Millburn Ridgefield Corporation, Chesapeake Capital Corporation, Willowbridge Associates Inc. ("Willowbridge") and ARA Portfolio Management Company, L.L.C. ("ARA") (collectively, the "Advisors"). Willowbridge and ARA were added as advisors to the Partnership effective May 1, 1997.

       The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at June 30, 1997 and the results of its operations for the three and six months ended June 30, 1997, the three months ended June 30, 1996 and for the period from January 17, 1996 (commencement of trading operations) to June 30, 1996. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

       Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2. Net Asset Value Per Unit:

       Changes in net asset value per Unit for the three and six months ended June 30, 1997, the three months ended June 30, 1996 and for the period from January 17, 1996 (commencement of trading operations) to June 30, 1996 were as follows:

                                                                                                   PERIOD FROM
                                                                                                 JANUARY 17, 1996
                                                                                                 (COMMENCEMENT OF
                                        THREE MONTHS        THREE MONTHS        SIX MONTHS      TRADING OPERATIONS)
                                           ENDED               ENDED              ENDED                  TO
                                        JUNE 30,1997        JUNE 30, 1996      JUNE 30, 1997        JUNE 30, 1996
                                         ---------            ---------          ---------            ---------

Net realized and unrealized
 gains (losses)                          $  (72.92            $   27.12          $  (32.05)           $  (21.00)
Interest income                              10.98                 9.38              22.16                16.96
Expenses                                     (9.92)               (9.17)            (24.53)              (17.35)
Other                                            0                11.61                  0                39.70
                                         ---------            ---------          ---------            ---------

Increase (decrease)for period               (71.86)               38.94             (34.42)               18.31

Net asset value per Unit,
 beginning of period                      1,162.50               918.44           1,125.06               939.07
                                         ---------            ---------          ---------            ---------

Net asset value per Unit,
 end of period                           $1,090.64            $  957.38          $1,090.64            $  957.38
                                         =========            =========          =========            =========

Redemption net asset
 value per Unit *                        $1,090.64            $  961.65          $1,090.64            $  961.65
                                         =========            =========          =========            =========


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

             All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at June 30, 1997 was $2,495,680 and the average fair value during the six months then ended, based on monthly calculation, was $3,801,610.

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

             The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At June 30, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $874,884,859 and $344,792,939, respectively, as detailed below. All of these instruments mature within one year of June 30, 1997. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At June 30, 1997, the fair value of the Partnership's derivatives, including options thereon, was $2,495,680, as detailed below.

                                   NOTIONAL OR CONTRACTUAL
                                    AMOUNT OF COMMITMENTS
                                 TO PURCHASE        TO  SELL       FAIR VALUE
Currencies:
- Exchange Traded Contracts     $ 22,598,051     $ 49,399,078        $ 281,743
- OTC Contracts                  129,614,863      104,261,858         (199,335)
Energy                             1,221,518       22,304,510         (592,327)
Grains                             1,647,350       18,533,509          907,624
Interest Rates U.S.              200,887,468                0          703,141
Interest Rates Non U.S.          401,071,811       85,708,619          734,571
Livestock   1,997,305                840,830           17,220
Metals                            38,467,833       59,148,968         (118,127)
Softs                             33,419,045        4,024,785          474,702
Indices                           43,959,615          570,782          286,468
                                -------------    -------------      ----------

Totals                          $874,884,859     $344,792,939       $2,495,680
                                =============    =============      ==========

Item 2.  Management's Discussion and Analysis of Financial
         Condition.

Liquidity and Capital Resources

      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 1997.

      The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits if any.

      For the six months ended June 30, 1997, Partnership capital increased 72.7% from $55,298,004 to $95,526,828. This increase was attributable to the addition of 40,523.5885 Units totaling $46,445,600 partially offset by net loss from operations of $3,840,957 and by the redemption of 2,087.0539 Units resulting in an outflow of $2,375,817 for the six months ended June 30, 1997.

Results of Operations

      During the Partnership's second quarter of 1997, the net asset value per Unit decreased 6.2% from $1,162.50 to $1,090.64, as compared to the second quarter of 1996 in which the net asset value per Unit increased 4.1%. The Partnership experienced a net trading loss before commissions and expenses in the second quarter of 1997 of $4,321,810. Losses were recognized in the trading of commodity futures in currencies, energy products, U.S. and non U.S. interest rates, livestock and metals and were partially offset by gains in grains, indices, and softs. The Partnership experienced a net trading gain before commissions and expenses in the second quarter of 1996 of $1,310,130. Gains were recognized in the trading of commodity futures in metals, energy products, agricultural products and currencies and were offset by losses recognized in the trading of interest rates and indices.

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

      Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the 30-day Treasury bill rate determined weekly by SB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income increased by $637,580 and $1,242,602, respectively, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. The increase in interest income is primarily due to an increase in Partnership capital as a result of net additions through the second quarter of 1997.

      Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and therefore, are affected by trading performance, additions and redemptions. Brokerage commissions and clearing fees for the three and six months ended June 30, 1997 increased by $1,090,513 and $2,130,952, respectively, as compared to the corresponding periods in 1996.

      Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance, additions and redemptions. Management fees increased by $439,302 and $870,557 for the three and six months ended June 30, 1997, respectively, as compared to the corresponding periods in 1996.

      Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 1997 resulted in an incentive fees of $0 and $296,784. Trading performance for the period from January 17, 1996 (commencement of trading operations) to June 30, 1996 resulted in an incentive fee of $49,433.

                           PART II OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders -
         None

Item 5.  Other Information - None

Item 6.  (a) Exhibits - None

  10.6 Management Agreement among the Partnership, the General Partner and ARA Portfolio Management Company, L.L.C. dated April 30, 1997. (filed herein)

  10.7 Management Agreement among the Partnership, the General Partner and Willowbridge Associates Inc. dated April 30, 1997. (filed herein)

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

Date:    8/13/97

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President


Date:    8/13/97


By      /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date:    8/13/97