Form 10-Q
period 1997-09-30
SMITH BARNEY DIVERSIFIED FUTURES FUND L P II
filed 1997-11-13
CIK 923660

FORM 10Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30, 1997

Commission File Number 0-22491


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



                                                                   Page
                                                                  Number

PART I - Financial Information:

       Item 1.   Financial Statements:

                 Statement of Financial Condition at
                 September 30, 1997 and December 31,
                 1996.                                                3

                 Statement of Income and Expenses and
                 Partners'  Capital for the three and
                 nine  months  ended  September  30,  1997,
                 the three months ended September 30, 1996
                 and for the period from January
                 17, 1996 (commencement of trading
                 operations) to September 30, 1996.                   4

                 Notes to Financial Statements                      5 - 9

       Item 2.   Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                        10 - 11

PART II - Other Information                                           12

                                     PART I

                          Item 1. Financial Statements


                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
                        STATEMENT OF FINANCIAL CONDITION



                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1997          1996
ASSETS:                                                -----------   -----------
                                                       (Unaudited)

Equity in commodity futures trading account:
  Cash and cash equivalents                            $95,238,956   $54,370,448

  Net unrealized appreciation on
   open futures contract                                 3,528,239     1,981,313

  Commodity options owned, at market value
   (cost  $140,389 and $420,667 in 1997 and 1996,
    respectively)                                          105,054       430,497
                                                       -----------   -----------

                                                        98,872,249    56,782,258

Interest receivable                                        313,517       178,664
                                                       -----------   -----------

                                                       $99,185,766   $56,960,922
                                                       ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

 Accrued expenses:
  Commissions                                          $   489,135   $   288,503
  Management fees                                          220,227       133,127
  Other                                                     33,853        47,744
  Incentive fees                                                --     1,036,077
 Redemptions Payable                                     1,007,201       145,230
 Commodity options written, at market value
  (premiums received $28,124 in 1996)                           --        12,237

                                                       -----------   -----------

                                                         1,750,416     1,662,918

                                                       -----------   -----------
Partners' Capital:

General Partner, 931.4431 and 498.0108
  Unit equivalents outstanding
  in 1997 and 1996, respectively                           986,129       560,295

Limited Partners, 91,100.5787 and 48,653.0617
  Units of Limited Partnership
  Interest outstanding in 1997 and 1996,
  respectively                                          96,449,221    54,737,709
                                                       -----------   -----------

                                                        97,435,350    55,298,004

                                                       -----------   -----------

                                                       $99,185,766   $56,960,922

                                                       ===========   ===========

See Notes to Financial Statements.
                                               3

                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                                                                                      PERIOD FROM
                                                                                                                   JANUARY 17, 1996
                                                                                                   NINE-MONTHS     (COMMENCEMENT OF
                                                                  THREE-MONTHS ENDED                  ENDED         OPERATIONS) TO
                                                                    SEPTEMBER 30,                 SEPTEMBER 30,      SEPTEMBER 30,
                                                               1997               1996                1997               1996

                                                          -----------------------------------    ----------------   ---------------
Income:
Net gains (losses) on trading of commodity futures:

   Realized gains (losses) on closed positions               $ (2,723,046)         $ 234,339        $ (3,941,384)     $ (1,099,934)
   Change in unrealized gains /losses on open positions         1,285,272          2,091,032           1,485,874        $4,415,240

                                                          ----------------   ----------------    ----------------   ---------------

                                                               (1,437,774)         2,325,371          (2,455,510)        3,315,306
Less, brokerage commissions and clearing
  fees ($43,572, $21,841, $124,772 ,
  and $43,690, respectively)                                   (1,700,785)          (645,439)         (4,487,373)       (1,301,075)

                                                          ----------------   ----------------    ----------------   ---------------

Net realized and unrealized gains (losses)                     (3,138,559)         1,679,932          (6,942,883)        2,014,231

  Interest income                                               1,003,507            347,832           2,621,040           722,763

                                                          ----------------   ----------------    ----------------   ---------------

                                                               (2,135,052)         2,027,764          (4,321,843)        2,736,994

                                                          ----------------   ----------------    ----------------   ---------------

Expenses:
  Management fees                                                 690,769            254,010           1,815,482           508,166
  Organization expense                                                  -            197,763                   -           197,763
  Incentive fees                                                        -            114,438             296,785           163,871
  Other expense                                                   135,403             36,431             368,073            90,232

                                                          ----------------   ----------------    ----------------   ---------------

                                                                  826,172            602,642           2,480,340           960,032

                                                          ----------------   ----------------    ----------------   ---------------

Net income (loss)                                              (2,961,224)         1,425,122          (6,802,183)        1,776,962


Proceeds from offering -Limited Partners                                                                                 8,530,000
                        General Partner                                                                                     87,000
Offering and organization expense                                                                                         (525,000)
Additions -  Limited Partners                                  11,703,000          6,091,000          57,702,600        31,150,000
             General Partner                                       48,000             59,000             494,000           312,000
Redemptions                                                    (6,881,254)          (804,356)         (9,257,071)         (846,821)

                                                          ----------------   ----------------    ----------------   ---------------


Net increase in Partners' Capital                               1,908,522          6,770,766          42,137,346        40,484,141

Partners' Capital, beginning of period                         95,526,828         33,713,375          55,298,004                 -

                                                          ----------------   ----------------    ----------------   ---------------

Partners' Capital, end of period                             $ 97,435,350       $ 40,484,141        $ 97,435,350      $ 40,484,141

                                                          ================   ================    ================   ===============

Net asset value per unit
   (92,032.0218 and 40,909.0829 Units outstanding
     at September 30, 1997 and 1996)                           $ 1,058.71           $ 989.61          $ 1,058.71          $ 989.61

                                                          ================   ================    ================   ===============

Net income per Unit of Limited Partnership Interest
   and General Partner Unit equivalent                           $ (31.93)           $ 32.23            $ (66.35)          $ 50.54
                                                          ================   ================    ================   ===============



See Notes to Financial Statements.                                      4

                SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
                  NOTES TO STATEMENT OF FINANCIAL CONDITION
                              September 30, 1997
                                 (Unaudited)

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

     Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions are made for the Partnership by John W. Henry & Company, Inc., Millburn Ridgefield Corporation, Chesapeake Capital Corporation, Willowbridge Associates Inc. and ARA Portfolio Management Company, L.L.C. (collectively, the "Advisors").

       The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at September 30, 1997 and the results of its operations for the three and nine months ended September 30, 1997, the three months ended September 30, 1996 and for the period from January 17, 1996 (commencement of trading operations) to September 30, 1996. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

       Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2. Net Asset Value Per Unit:

  Changes in net asset value per Unit for the three and nine months ended September 30, 1997, the three months ended September 30, 1996 and for the period from January 17, 1996 (commencement of trading operations) to September 30, 1996 were as follows:

                                                                                                        PERIOD FROM
                                                                                                     JANUARY 17, 1996
                                                                                                     (COMMENCEMENT OF
                                           THREE MONTHS         THREE MONTHS       NINE MONTHS      TRADING OPERATIONS)
                                              ENDED                ENDED              ENDED                  TO
                                           SEPTEMBER 30,        SEPTEMBER 30,      SEPTEMBER 30,       SEPTEMBER 30,
                                               1997                 1996               1997                 1996

Net realized and unrealized
 gains (losses)                              $  (33.86)           $   38.12          $  (65.90)           $   17.12
Interest income                                  10.92                 8.83              33.08                25.79
Expenses                                         (8.99)              (15.04)            (33.53)              (32.38)
Other                                                0                  .32                  0                40.01
                                             ---------            ---------          ---------            ---------

Increase (decrease)for period                   (31.93)               32.23             (66.35)               50.54

Net asset value per Unit,
 beginning of period                          1,090.64               957.38           1,125.06               939.07
                                             ---------            ---------          ---------            ---------

Net asset value per Unit,
 end of period                               $1,058.71            $  989.61          $1,058.71            $  989.61
                                             =========            =========          =========            =========


3. Offering and Organization Costs:

             Offering  and  organization  expenses  of  approximately   $525,000
relating to the issuance and marketing of Units during the initial offering period were initially paid by SB and were charged against the initial capital of the Partnership. In addition, expenses of $291,264 related to the continuous offering of Units have been incurred through December 31, 1996. The Partnership had reimbursed SB for all such expenses incurred during the initial offering and continuous offering period (in addition to interest at the prime rate quoted by the Chase Manhattan Bank totaling approximately $20,929) from interest earned on funds held in its account. The Partnership continues to incur expenses related to the continuous offering of Units and has included such charges in other expenses. For the nine months ended September 30, 1997 these expenses totaled $290,778.

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

             All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at September 30, 1997 was $3,633,293 and the average fair value during the nine months then ended, based on monthly calculation, was $4,816,214.

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

             The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At September 30, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $826,514,469 and $304,383,268, respectively, as detailed below. All of these instruments mature within one year of September 30, 1997. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At September 30, 1997, the fair value of the Partnership's derivatives, including options thereon, was $3,633,293, as detailed below.

                                   NOTIONAL OR CONTRACTUAL
                                    AMOUNT OF COMMITMENTS
                               TO PURCHASE        TO  SELL       FAIR VALUE
Currencies:
- Exchange Traded Contracts     $ 8,751,799     $ 77,634,409       $ (134,498)
- OTC Contracts                  82,775,800       93,747,409          (71,153)
Energy                           36,102,794        6,112,349          261,554
Grains                           10,858,573        1,150,054         (177,815)
Interest Rates U.S.             150,270,571                0          244,878
Interest Rates Non U.S.         464,287,555       45,472,306        3,755,080
Livestock                         1,499,600        2,368,350           (7,845)
Metals                           42,610,515       38,586,408         (836,356)
Softs                            15,795,559       19,485,336          (67,953)
Indices                          13,561,703       19,826,647          667,401
                               -------------    -------------      ----------

Totals                         $826,514,469     $304,383,268       $3,633,293
                               =============    =============      ==========

6.  Pending Merger:

       On September 24, 1997, Travelers Group Inc. ("Travelers") and Salomon Inc ("Salomon") announced an agreement and plan of merger pursuant to which Salomon will become a wholly owned subsidiary of Travelers and Smith Barney Holdings Inc., the parent company of Smith Barney Inc. and Smith Barney Futures
Management Inc., will be merged into Salomon forming Salomon Smith Barney Holdings Inc. The transaction is expected to be completed by year-end 1997.

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

       For the nine months ended September 30, 1997, Partnership capital increased 76.2% from $55,298,004 to $97,435,354. This increase was attributable to the addition of 51,230.5481 Units totaling $58,196,600 which was partially offset by net loss from operations of $6,802,183 and by the redemption of 8,349.5988 Units resulting in an outflow of $9,257,071 for the nine months ended September 30, 1997.

Results of Operations

       During the Partnership's third quarter of 1997, the net asset value per Unit decreased 2.9% from $1,090.64 to $1,058.71, as compared to the third quarter of 1996 in which the net asset value per Unit increased 3.4%. The Partnership experienced a net trading loss before commissions and expenses in the third quarter of 1997 of $1,437,774. Losses were recognized in the trading of commodity futures in currencies, energy products, U.S. interest rates, livestock, metals, grains, indices and softs and were partially offset by gains in non U.S. interest rates. The Partnership experienced a net trading gain before commissions and expenses in the third quarter of 1996 of $2,325,371. Gains were recognized in the trading of commodity futures in metals, energy products and interest rates and were offset by losses recognized in the trading of indices, agricultural products and currencies.

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

       Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the 30-day Treasury bill rate determined weekly by SB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income increased by $655,675 and $1,898,277, respectively, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. The increase in interest income is primarily due to an increase in Partnership capital as a result of net additions through the third quarter of 1997.

       Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and therefore, are affected by trading performance, additions and redemptions. Brokerage commissions and clearing fees for the three and nine months ended September 30, 1997 increased by $1,055,346 and $3,186,298, respectively, as compared to the corresponding periods in 1996.

       Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance, additions and redemptions. Management fees increased by $436,759 and $1,307,316 for the three and nine months ended September 30, 1997, respectively, as compared to the corresponding periods in 1996.

       Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 1997 resulted in incentive fees of $0 and $296,785, respectively. Trading performance for the three months ended September 30, 1996 and for the period from January 17, 1996 (commencement of trading operations) to September 30, 1996 resulted in incentive fees of $114,438 and $163,871, respectively.

                           PART II OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Changes in Securities and Use of Proceeds -

          The Partnership continues to offer Units at the net asset value per Unit as of the end of each month. For the period ended December 31, 1996, there were additional sales of 42,034.2002 Units totaling $41,190,000 and contributions by the General Partner representing
          411.0801 Unit equivalents totaling $402,000. For the nine months ended September 30, 1997, there were additional sales of 50,797.1158 Units totaling $57,702,600 and contributions by the General Partner representing 433.4323 Unit equivalents totaling $494,000.

          Proceeds from the sale of additional Units are used in the trading of commodity interests including futures contracts, options and forward contracts.

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

Date:    11/12/97

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President


Date:    11/12/97


By      /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date:    11/12/97