Form 10-K
period 1997-12-31
SMITH BARNEY DIVERSIFIED FUTURES FUND L P II
filed 1998-03-30
CIK 923660

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                      For the year ended December 31, 1997

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

Item 1. Business.

      (a) General development of business. Smith Barney Diversified Futures Fund L.P. II ("Partnership") is a limited partnership organized on May 10, 1994 under the Partnership laws of the State of New York. The Partnership commenced trading operations on January 17, 1996. The Partnership engages in speculative trading of commodity interests, including forward contracts on foreign currencies, commodity options and commodity futures contracts and other financial instruments, foreign currencies and stock indices.
        A Registration Statement on Form S-1 relating to the public offering became effective on August 21, 1995. Beginning August 21, 1995, 100,000 Units of Limited Partnership Interest ("Units") were publicly offered at $1,000 per Unit for a period of ninety days, subject to increase for up to an additional sixty days at the sole discretion of the General Partner. Between August 21, 1995 (commencement of the offering period) and January 16, 1996, 8,529 Units were sold at $1,000 per Unit. Proceeds of the offering were held in an escrow account and were transferred, along with the General Partner's contribution of $87,000 to the Partnership's trading account on January 17, 1996 when the Partnership commenced trading. Sales of additional Units and additional General Partner's contributions and redemptions of Units for the year ended December 31, 1997 are reported in the Statement of Partners' Capital on page F-5 under "Item 8. Financial Statements and

Supplementary Data."
       The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) an amount to entitle it to 1% of each material item of Partnership income, loss, deduction or credit and (ii) the greater of (a) 1% of the partners' contributions to the Partnership or (b) $25,000. The Partnership will be liquidated upon the first of the following to occur: December 31, 2014; the net asset value of a Unit decreases to less than $400 as of the close of any business day; or under certain circumstances as defined in the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement").
      Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership and is a wholly owned subsidiary of Smith Barney Inc. ("SB"). SB acts as commodity broker for the Partnership. On November 28, 1997, Smith Barney Holdings Inc. was merged with Salomon Inc to form Salomon Smith Barney Holdings Inc. ("SSBH"), a wholly owned subsidiary of Travelers Group Inc. SB is a wholly owned subsidiary of SSBH.
      The Partnership's trading of futures contracts on commodities is done primarily on United States and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with SB.
      As of December 31, 1997, all commodity trading decisions are made for the Partnership by John W. Henry & Company, Inc. ("JWH"), Millburn Ridgefield Corporation and Chesapeake Capital Corporation,

Willowbridge Associates Inc. and ARA Portfolio Management Company, L.L.C. (collectively, the "Advisors"). None of the Advisors is affiliated with the General Partner or SB. The Advisors are not responsible for the organization or operation of the Partnership. Willowbridge Associates Inc. and ARA Portfolio Management Company, L.L.C. were added as advisors to the Partnership on May 1, 1997.
      Pursuant to the terms of the Management Agreements (the "Management Agreement"), the Partnership is obligated to pay each Advisor: (i) a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets (except that JWH will receive a monthly management fee equal to 1/3 of 1% (4% per year)) of the Partnership allocated to each Advisor as of the end of each month and
(ii) an incentive fee payable quarterly, equal to 20% of the New Trading Profits (except JWH, which will receive an incentive fee of 15% of New Trading Profits) (as defined in the Management Agreements) of the Partnership.
      The Partnership has entered into a Customer Agreement with SB (the "Customer Agreement") which provides that the Partnership will pay SB a monthly brokerage fee equal to 1/2 of 1% of month-end Net Assets allocated to the Advisors (6% per year) in lieu of brokerage commissions on a per trade basis. SB also pays a portion of its brokerage fees to its financial consultants who have sold Units and who are registered as associated persons with the Commodity Futures Trading Commission (the "CFTC"). The Partnership pays for National Futures Association ("NFA") fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses.
      In addition, SB pays the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by SB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. However, SB began paying interest to the Partnership only after the amount of interest accrued equaled the total amount of offering and organizational expenses paid by SB in connection with the Partnership's offering plus interest at the prime rate quoted by The Chase Manhattan Bank.
      (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests (including, but not limited to, futures contracts, options and forward contracts on U.S. Treasury Bills, other financial instruments, foreign currencies, stock indices and physical commodities). The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the year ended December 31, 1997 and for the period from January 17, 1996 (commencement of trading operations) to December 31, 1996 is set forth under "Item 6. Select Financial Data." The Partnership capital as of December 31, 1997 was $111,579,692.

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

                Limited Partnership Interest.
          (b)   Holders. The number of holders of Units of Limited
                Partnership Interest as of December 31, 1997 was
                5,144.
          (c) Distribution. The Partnership did not declare a distribution in 1997 or 1996.
Item 6. Select Financial Data. The Partnership commenced trading operations on January 17, 1996. Realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in net asset value per Unit for the year ended December 31, 1997 and for the period from January 17, 1996 (commencement of trading operations) to December 31, 1996 and total assets at December 31, 1997 and 1996 were as follows:
                                                     1997              1996
                                                -------------      --------

Realized and unrealized trading
 gains (losses) net of brokerage
 commissions and clearing fees of
 $6,257,856 and $2,169,468,
 respectively                                   $   (461,654)      $ 8,869,618

Interest Income                                    3,634,245         1,190,687
                                                -------------      -----------

                                                $  3,172,591       $10,060,305
                                                =============      ===========

Net Income (loss)                               $   (313,824)      $ 7,582,653
                                                =============      ===========

Increase (decrease) in net asset
 value per unit                                       $(1.30)          $185.99
                                                      =======          =======

Total assets                                    $113,547,434       $56,960,922
                                                =============      ===========


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.
        (a)     Liquidity.  The Partnership does not engage in sales
of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material decrease in liquidity. To minimize this risk, the Partnership will follow certain policies including:
        (1) Partnership funds are invested only in futures contracts which are traded in sufficient volume to permit, in the opinion of the Advisors, ease of taking and liquidating positions.
        (2) The Partnership will not permit the churning of its commodity trading accounts.
        (3) No Advisor initiates additional positions in any commodity if such additional positions would result in aggregate positions for all commodities requiring as margin more than 66-2/3% of the Partnership's assets allocated to the Advisor.
        (4) The Partnership will not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or related commodities.
        (5) The Partnership will not utilize borrowing except short-term borrowing if the Partnership takes delivery of any cash commodities.
        (6) The Advisor may, from time to time, employ trading
strategies such as spread or straddles on behalf of the Partnership. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.
        The Partnership is party to financial instruments with off- balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. (See also Item 8. Financial Statements and Supplementary Data., for further information on financial instrument risk included in the notes to financial statements.)
        Other than the risks inherent in commodity futures trading, the Partnership knows of no trends demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may, at its discretion, cause the Partnership to cease trading operations and liquidate all open positions upon the first to occur of the following: (i) December 31, 2014;
(ii) the vote dissolve the Partnership by limited partners owning more than 50% of the Units; (iii) assignment by the General Partner of all of its interest in the Partnership or withdrawal, removal, bankruptcy or any other event that causes the General Partner to cease to be a general partner under the New York Revised Limited Partnership Act unless the Partnership is continued as described in the Limited Partnership Agreement; (iv) Net Asset Value per Unit falls to less than $400 as of the end of any trading day; or (v) the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued.
        (b) Capital resources. (i) The Partnership has made no material commitments for capital expenditures.
          (ii) The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity trading, and by expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity futures trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership may or may not be able to identify. Partnership expenses will consist of, among other things, commissions, management fees and incentive fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of net assets maintained. In addition, the amount of interest income payable by SB is dependent upon interest rates over which the Partnership has no control.
        No forecast can be made as to the level of redemptions in any given period. Beginning June 30, 1996 a Limited Partner may cause all of his Units to be redeemed by the Partnership at the Net Asset Value thereof as of the last day of each month on ten days' written notice to the General Partner. No fee will be charged for redemptions. For the year ended December 31, 1997, 11,519.2474 Units were redeemed totaling $12,684,088. For the period ended December 31, 1996, 1,911.1385 Units were redeemed totaling $1,968,649.
        The Partnership continues to offer Units at the Net Asset Value per Unit as of the end of each month. For the year ended December 31, 1997, there were additional sales of 61,154.0723 Units totaling $68,708,600 and contributions by the General Partner representing 505.8725 Unit equivalents totaling $571,000. For the period ended December 31, 1996, there were additional sales of 42,034.2002 Units totaling $41,190,000 and contributions by the General Partner representing 411.0108 Unit equivalents totaling $402,000.

        (c)     Results of Operations.
        For the year ended December 31, 1997, the net asset value per Unit decreased 0.1% from $1,125.06 to $1,123.76. For the period from January 17, 1996 (commencement of trading operations) to December 31, 1996, the net asset value per Unit increased 19.8% from $939.07 to $1,125.06. There were no operations in 1995. The net asset value of $939.07 at commencement of trading operations is reflective of charging offering and organizational expenses against the initial capital of the Partnership for financial reporting purposes.
        The  Partnership  experienced  net trading  gains of  $5,796,202  before commissions and expenses in 1997. These gains were attributable to gains incurred in the trading of interest rates, metals, indices and foreign currencies. However, these trading gains were partially offset by losses experienced in the trading of energy, grains, livestock and softs.
        The Partnership experienced net trading gains of $11,039,086 before commissions and expenses in 1996. These gains were attributable to gains incurred in the trading of interest rates, metals, energy and foreign currencies. However, these trading gains were partially offset by losses experienced in the trading of stock indices and agricultural commodity futures.
        Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit.

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

Item 8.         Financial Statements and Supplementary Data.




                SMITH BARNEY  DIVERSIFIED FUTURES FUND L.P. II
                         INDEX TO FINANCIAL STATEMENTS



                              Page
                                                                  Number


                Report of Independent Accountants.                  F-2

                Financial Statements:
                Statement of Financial Condition at
                December 31, 1997 and 1996.                         F-3

                Statement of Income and Expenses for
                the year ended December 31,
                1997 and for the period from January
                17, 1996  (commencement  of
                trading operations) to December 31, 1996.           F-4

                Statement of Partners' Capital for
                the years ended December 31, 1997,
                1996 and 1995.                                      F-5

                Notes to Financial Statements.                    F-6 -  F-11

                                   Continued

           Report of Independent Accountants

To the Partners of
   Smith Barney Diversified Futures Fund L.P. II:

We have audited the accompanying statement of financial condition of SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II (a New York Limited Partnership) as of December 31, 1997 and 1996, and the related statements of income and expenses for the year ended December 31, 1997 and for the period from January 17, 1996 (commencement of trading operations) to December 31, 1996, and of partners' capital for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the management of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smith Barney Diversified Futures Fund L.P. II as of December 31, 1997 and 1996, and the results of its operations for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.



                               Coopers & Lybrand L.L.P.

New York, New York
March 6, 1998

                  Smith Barney Diversified Futures Fund L.P. II
                        Statement of Financial Condition
                           December 31, 1997 and 1996


Assets:                                               1997              1996
Equity in commodity futures
  trading account:
   Cash and cash equivalents                      $104,013,967      $ 54,370,448
   (Note 3c)
   Net unrealized appreciation
    on open futures contracts                        8,931,038         1,981,313
   Commodity options owned, at
    market value (cost $144,827
    and $420,667 in 1997 and                           219,299           430,497
    1996, respectively)
                                                   113,164,304        56,782,258
                                                  ------------      ------------
Interest receivable                                    383,130           178,664
                                                  ------------      ------------
                                                  $113,547,434      $ 56,960,922
                                                  ------------      ------------

Liabilities and Partners'
Capital:
Liabilities:
  Accrued expenses:
   Commissions                                    $    578,625      $    288,503
   Management fees                                     263,105           133,127
   Incentive fees                                       18,146         1,036,077
   Other                                                67,467            47,744
  Redemptions payable (Note 5)                       1,040,399           145,230
  Commodity options written, at
  market value (premiums
  received $28,124 in 1996)                                 --            12,237
                                                  ------------      ------------
                                                     1,967,742         1,662,918

Partners' capital (Notes 1 and 7):
  General Partner, 1,003.8833
   and 498.0108 Unit
   equivalents outstanding in
   1997 and 1996, respectively                       1,128,124           560,295
  Limited Partners, 98,287.8866
   and 48,653.0617 Units of
   Limited Partnership
   Interest outstanding in 1997
   and 1996, respectively                          110,451,568        54,737,709
                                                  ------------      ------------
                                                   111,579,692        55,298,004
                                                  ------------      ------------

                                                  $113,547,434      $ 56,960,922
                                                  ------------      ------------



See notes to financial statements.

                  Smith Barney Diversified Futures Fund L.P. II
                        Statement of Income and Expenses
                           for the year ended 1997 and
              for the period from January 17, 1996 (commencement of
                               trading operations)
                              to December 31, 1996


                                                    1997                 1996
Income:
  Net gains (losses) on
   trading of commodity
   interests:
   Realized gains
    (losses) on closed  positions                $(1,202,278)         $9,032,056
   Change in unrealized
    gains                                          6,998,480           2,007,030
    on open positions
                                                 -----------         -----------
                                                   5,796,202          11,039,086
  Less, Brokerage
   commissions and
   clearing fees
   ($164,059 and $67,406,
   respectively) (Note 3c)                         6,257,856           2,169,468
                                                 -----------         -----------
  Net realized and
   unrealized                                       (461,654)          8,869,618
   gains (losses)
  Interest income
   (Notes 3c and 6)                                3,634,245           1,190,687
                                                 -----------         -----------

                                                   3,172,591          10,060,305
Expenses:
  Management fees (Note                            2,545,702             866,887
  3b)
  Incentive fees (Note 3b)                           314,930           1,199,948
  Other expenses                                     625,783             119,553
  Organization expense (Note 6)                           --             291,264
                                                 -----------         -----------
                                                   3,486,415           2,477,652
                                                 -----------         -----------
Net income (loss)                                  $(313,824)         $7,582,653
                                                 -----------         -----------
Net income (loss) per
  Unit of Limited
  Partnership Interest
  and General Partner
  Unit equivalent (Notes 1 and 7)                $     (1.30)        $    185.99
                                                 -----------         -----------



See notes to financial statements.

                            Smith Barney Diversified
                              Futures Fund L.P. II
                         Statement of Partners' Capital
                               for the years ended
                        December 31, 1997, 1996 and 1995


                                   Limited          General
                                   Partners         Partner           Total
Partners' capital at
   December 31, 1994            $       1,000    $       1,000    $       2,000
                                -------------    -------------    -------------
Partners' capital at
   December 31, 1995                    1,000            1,000            2,000
Proceeds from offering
   of 8,529
   Units of Limited
   Partnership Interest
   and General Partner's
   contribution
   representing
   86 Unit equivalents
   (Note 1)                         8,529,000           86,000        8,615,000
Offering and
  organization costs (Note 6)        (519,700)          (5,300)        (525,000)
                                -------------    -------------    -------------
Opening Partnership
   capital for operations           8,010,300           81,700        8,092,000
Net Income                          7,506,058           76,595        7,582,653
Sale of 42,034.2002
  Units of Limited
  Partnership Interest
  and General Partner's
  contribution
  representing 411.0108
  Unit equivalents                 41,190,000          402,000       41,592,000
Redemption of
  1,911.1385 Units of
  Limited Partnership
  Interest                         (1,968,649)              --       (1,968,649)
                                -------------    -------------    -------------
Partners' capital at
   December 31, 1996               54,737,709          560,295       55,298,004
Net Loss                             (310,653)          (3,171)        (313,824)
Sale of 61,154.0723
  Units of Limited
  Partnership Interest
  and General Partner's
  contribution
  representing 505.8725
  Unit equivalents                 68,708,600          571,000       69,279,600
Redemption of
  11,519.2474 Units of
  Limited Partnership
  Interest                        (12,684,088)              --      (12,684,088)
                                -------------    -------------    -------------
Partners' capital at
   December 31, 1997            $ 110,451,568    $   1,128,124    $ 111,579,692
                                -------------    -------------    -------------

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

    Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership and is a wholly owned subsidiary of Smith Barney Inc. ("SB"). SB acts as commodity broker for the Partnership (see Note 3c). On November 28, 1997, Smith Barney Holdings Inc. was merged with Salomon Inc to form Salomon Smith Barney Holdings Inc. ("SSBH"), a wholly owned subsidiary of Travelers Group Inc. SB is a wholly owned subsidiary of SSBH.

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

2.  Accounting Policies:

    a. All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at market value for those commodity interests for which market quotations are readily available or at fair value on the last business day of the year. Investments in commodity interests denominated in foreign currency are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gain (loss) and changes in unrealized values on commodity interests are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

    b. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on his share of the Partnership's income and expenses.

    c. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.  Agreements:

    a. Limited Partnership Agreement:

       The  General  Partner   administers  the  business  and  affairs  of  the
       Partnership including selecting one or more advisors to make trading decisions for the Partnership.

    b. Management Agreements:

       The General Partner, on behalf of the Partnership, has entered into Management Agreements with John W. Henry & Company, Inc. ("JWH"),
       Millburn Ridgefield Corporation, Chesapeake Capital Corporation, Willowbridge Associates Inc. and ARA Portfolio Management Company, L.L.C., (collectively, the "Advisors"), registered commodity trading advisors. The Advisors are not affiliated with one another and none is affiliated with the General Partner or SB and are not responsible for the organization or operation of the Partnership. The Partnership will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor (except JWH, which will receive a monthly management fee equal to 1/3 of 1% (4% per year) of month-end Net Assets). In addition, the Partnership is obligated to pay each Advisor an incentive fee payable quarterly equal to 20% of the New Trading Profits earned by each Advisor for the Partnership (except JWH, which will receive an incentive fee of 15% of New Trading Profits). Willowbridge Associates Inc. and ARA Portfolio Management Company, L.L.C. were added as Advisors to the Partnership on May 1, 1997.

    c. Customer Agreement:

       The Partnership has entered into a Customer Agreement which provides that the Partnership will pay SB a monthly brokerage fee equal to 1/2 of 1% (6% per year) of month-end Net Assets, as defined, in lieu of brokerage commissions on a per trade basis. SB will pay a portion of brokerage fees to its financial consultants who have sold Units in this Partnership. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Partnership will pay for National Futures Association ("NFA") fees, exchange, clearing, user, give-up and floor brokerage fees. All of the Partnership's assets are deposited in the Partnership's account at SB. The Partnership's cash is deposited by SB in segregated bank accounts as required by Commodity Futures Trading Commission regulations. At December 31, 1997 and 1996, the amount of cash held for margin requirements was $20,242,392 and $6,904,509, respectively. SB has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by SB based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.  Trading Activities:
    The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Partnership's trading activity are shown in the statement of income and expense.

    All of the commodity interests, owned by the Partnership, are held for trading purposes. The fair value of these commodity interests, including options thereon at December 31, 1997 and 1996 was $9,150,337 and $2,399,573, respectively, and the average fair value during the year then ended, based on monthly calculation was $5,938,920 and $2,965,883, respectively.

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

6.  Organization and Offering Costs:

    Expenses related to the continuous offering of Units in 1997 totaled $501,620 and are included in other expenses.

    Offering and organization expenses of approximately $525,000 relating to the issuance and marketing of Units during the initial offering period were initially paid by SB and were charged against the initial capital of the Partnership. In addition, expenses of $291,264 related to the continuous offering of Units were incurred through December 31, 1996. As of December 31, 1996, the Partnership had reimbursed SB for all such expenses incurred during the initial offering and continuous offering period (in addition to interest at the prime rate quoted by the Chase Manhattan Bank totaling approximately $20,929) from interest earned on funds held in its account.

7.  Net Asset Value Per Unit:

    Changes in the net asset value per Unit for the year ended December 31, 1997
    and  for  the  period  from  January  17,  1996   (commencement  of  trading
    operations) to December 31, 1996 were as follows:

                                                      1997               1996
Net realized and
 unrealized gains                                  $   (0.92)         $  177.40
 (losses)
Interest income                                        43.48              36.09
Expenses                                              (43.86)            (67.51)
Other                                                     --              40.01
                                                   ---------          ---------
Increase (decrease)                                    (1.30)            185.99
 for period
Net asset value per
 Unit, beginning of period                          1,125.06             939.07
                                                   ---------          ---------
Net asset value per
 Unit, end of period                               $1,123.76          $1,125.06
                                                   ---------          ---------


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

    The notional or contractual amounts of these instruments, while appropriately not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At December 31, 1997, the Partnership's commitment to purchase and sell these instruments was $529,827,193 and $562,544,334, respectively, as detailed below. All of these instruments mature within one year of December 31, 1997. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At December 31, 1997, the fair value of the Partnership's derivatives, including options thereon, was $9,150,337, as detailed below.

                                             December 31, 1997
                                   ----------------------------------------
                                           Notional or Contractual
                                            Amount of Commitments
                                 To Purchase        To Sell          Fair Value
Currencies:
  -Exchange
   Traded                       $ 16,384,721      $107,228,370      $    480,324
   Contracts
  -OTC Contracts                  51,178,514       103,210,400           451,488
Energy                                    --        35,726,058         1,910,464
Grains                             7,962,725        10,551,808            79,029
Interest Rate                    140,875,215        11,765,610           717,418
  U.S
Interest Rate
  Non-U.S                        262,803,653       198,052,010         1,149,142
Livestock                                 --         7,732,038           262,598
Metals                            21,841,650        52,955,116         2,665,247
Softs                             26,105,281        19,193,510           888,328
Indices                            2,675,434        16,129,414           546,299
                                ------------      ------------      ------------
Total                           $529,827,193      $562,544,334      $  9,150,337
                                ------------      ------------      ------------

At December 31, 1996, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $287,865,518 and $181,348,343, respectively, and the fair value of the Partnership's derivatives, including options thereon, was $2,399,573 as detailed below.

                                                 December 31, 1996
                                      ----------------------------------------
                                              Notional or Contractual
                                                Amount of Commitments
                                      To Purchase     To Sell        Fair Value
Currencies:
  -Exchange
   Traded                            $ 12,752,114   $ 15,672,967   $    596,711
   Contracts
  -OTC Contracts 48,300,653            72,590,507        393,543
Energy                                 12,060,803             --        328,180
Grains                                    175,750      4,560,014        148,525
Interest Rate                          54,062,085      4,098,651        (55,803)
  U.S
Interest Rate
  Non-U.S                             137,083,934     42,405,484        (44,169)
Livestock                                 385,930             --            840
Metals                                  7,349,851     23,421,538        416,746
Softs                                   7,984,383      8,534,913         28,892
Indices                                 7,710,015     10,064,269        586,108
                                     ------------   ------------   ------------
Total                                $287,865,518   $181,348,343   $  2,399,573
                                     ------------   ------------   ------------

9.  Subsequent Events:

     Chesapeake Capital Corporation was terminated as an Advisor to the Partnership on January 31, 1998. Campbell & Co., Inc. was added as an Advisor on February 1, 1998.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
         During the last two fiscal years and any subsequent interim period, no independent accountant who was engaged as the principal accountant to audit the Partnership's financial statements has resigned or was dismissed.
                                   PART III
Item 10.  Directors and Executive Officers of the Registrant.
          The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management Inc. Investment decisions will be made by John W. Henry & Company, Inc., Chesapeake Capital Corporation, Millburn Ridgefield Corporation, Willowbridge Associates Inc. and ARA Portfolio Management Company, L.L.C. (collectively, the "Advisors").

Item 11.    Executive Compensation.
            The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management Inc., its General Partner, which receives compensation for its services, as set forth under "Item 1. Business." SB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." Brokerage commissions and clearing fees of $6,257,856 were paid for the year ended December 31, 1997. Management fees and incentive fees of $2,545,702 and $314,930, respectively, were paid to the Advisors for the year ended December 31, 1997.

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management.
            (a).  Security ownership of certain beneficial owners.
As of March 1, 1998, the Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.
            (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 1,003.8833 Units (1.0%) of Limited Partnership Interest as of December 31, 1997.
            (c).  Changes in control.   None.
Item 13.   Certain Relationship and Related Transactions.
           Smith Barney Inc. and Smith Barney Futures Management Inc. would be considered promoters for purposes of item 404 (d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under "Item 1. Business" and "Item 11. Executive Compensation."

                                    PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K.
      (a) (1)  Financial Statements:
                  Statement of Financial Condition at December 31, 1997 and 1996. Statement of Income and Expenses for the year ended December 31, 1997 and for the period from January 17, 1996 (commencement of trading operations) to

                  December 31, 1996.
                  Statement of Partners' Capital for the years ended December 31, 1997, 1996 and 1995.
          (2)     Financial Statement Schedules: Financial Data
                  Schedule for the year ended December 31, 1997.
          (3) Exhibits:
          3.1 - Limited Partnership Agreement (filed as Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 33-79244 and incorporated herein by reference).
          3.2 -  Certificate of Limited Partnership of the
                 Partnership as filed in the office of the County
                 Clerk of New York County (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (Filed No.
                 33-79244) and incorporated herein by reference).
          10.1- Customer Agreement between the Partnership and Smith Barney (filed as Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 33-79244) and incorporated herein by reference).
          10.2- Subscription Agreement (filed as Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 33-
                 29144) and incorporated herein by reference).
          10.3- Escrow Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 33-
                 79244) and incorporated herein by reference).
          10.4-  Management Agreement among the Partnership, the

                 General Partner and Chesapeake Capital Corporation
                 (filed as Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 33-79244) and incorporated herein by reference).
          10.5-  Management Agreement among the Partnership, the
                 General Partner and John W. Henry & Co. Inc. (filed as Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 33-79244) and incorporated herein by reference).
          10.6-  Management Agreement among the Partnership, the
                 General Partner and Millburn Ridgefield Corporation
                 (filed as Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 33-79244) and incorporated herein by reference).
          10.7-  Management Agreement among the Partnership, the
                 General Partner and Willowbridge Associates Inc.
                 (filed herein).
          10.8- Management Agreement among the Partnership, the General Partner and ARA Portfolio Management Company, L.L.C.(filed herein).
          10.9-  Management Agreement among the Partnership, the
                 General Partner and Campbell & Co., Inc. (filed herein).
          10.10- Letters extending Management Agreements with John W. Henry &
                 Company , Inc., Chesapeake Capital Corporation and Millburn Ridgefield Corporation. (filed herein).
          10.11- Letter from General Partner terminating Management
                 Agreement with Chesapeake Capital Corporation (filed herein).





      (b)    Reports on 8-K:   None Filed.

      Supplemental  Information  To Be Furnished  With Reports Filed Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.




Annual Report to Limited Partners

                                  SIGNATURES

       Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 24th day of March 1998.

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



/s/     David J. Vogel                    /s/     Jack H. Lehman III
David J. Vogel,                           Jack H. Lehman III
Director, Principal Executive             Chairman and Director
Officer and President



/s/      Michael Schaefer                 /s/    Daniel A. Dantuono
Michael Schaefer                          Daniel A. Dantuono
Director                                  Treasurer, Chief Financial
                                          Officer and Director



/s/ Daniel R. McAuliffe, Jr.              /s/ Steve J. Keltz
Daniel R. McAuliffe, Jr.                  Steve J. Keltz
Director                                  Secretary and Director




/s/   Shelley Ullman
Shelley Ullman
Director