Form 10-Q
period 1998-03-31
SMITH BARNEY DIVERSIFIED FUTURES FUND L P II
filed 1998-05-15
CIK 923660

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended March 31, 1998

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



                                                                   Page
                                                                  Number
PART I - Financial Information:

       Item 1.   Financial Statements:

                 Statement of Financial Condition at
                 March 31, 1998 and December 31, 1997                3

                 Statement of Income and Expenses and
                 Partners' Capital for the three months
                 ended March 31, 1998 and 1997.                      4

                 Notes to Financial Statements                     5 - 8

       Item 2.   Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                        9 - 10

PART II - Other Information                                       11 - 13

                                     PART I

                          Item 1. Financial Statements


                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
                        STATEMENT OF FINANCIAL CONDITION



                                                       MARCH 31,    DECEMBER 31,
                                                         1998           1997
ASSETS:                                             ------------    ------------


Equity in commodity futures trading account:
  Cash and cash equivalents                         $115,343,055    $104,013,967

  Net unrealized appreciation
   on open futures contracts                           4,442,054       8,931,038

  Commodity options owned, at market value
   (cost $460,241 and $144,827
    in 1998 and 1997, respectively)                      453,269         219,299
                                                    ------------    ------------

                                                     120,238,378     113,164,304

Interest receivable                                      421,165         383,130
                                                    ------------    ------------

                                                    $120,659,543    $113,547,434
                                                    ============    ============

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

 Accrued expenses:
  Commissions                                       $    614,868    $    578,625
  Management fees                                        273,364         263,105
  Other                                                   53,981          18,146
  Incentive fees                                          57,104          67,467
 Redemptions Payable                                   2,732,963       1,040,399

                                                    ------------    ------------

                                                       3,732,280       1,967,742

                                                    ------------    ------------
Partners' Capital:

General Partner, 1,083.6716 and 1,003.8833
  Unit equivalents outstanding
  in 1998 and 1997, respectively                       1,200,643       1,128,124

Limited Partners, 104,452.4720 and
  98,287.8866 Units of Limited Partnership
  Interest outstanding in 1998 and 1997,
  respectively                                       115,726,620     110,451,568
                                                    ------------    ------------

                                                     116,927,263     111,579,692

                                                    ------------    ------------

                                                    $120,659,543    $113,547,434

                                                    ============    ============

See Notes to Financial Statements.
                                        3

                    SMITH BARNEY DIVERSIFIED FUTURES FUND II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                 -------------------------------
                                                      1998             1997
                                                 --------------   --------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains on closed positions             $   4,592,869    $   1,882,146
  Change in unrealized gains/losses on open
   positions                                        (4,570,428)       1,421,928
                                                 _____________    _____________

                                                        22,441        3,304,074
Less, brokerage commissions and clearing fees
  ($56,840 and $33,150, respectively)               (1,937,175)      (1,216,630)
                                                 _____________    _____________

  Net realized and unrealized gains (losses)        (1,914,734)       2,087,444
  Interest income                                    1,173,548          704,173
                                                 _____________    _____________

                                                      (741,186)       2,791,617
                                                 _____________    _____________


Expenses:
  Management fees                                      778,007          498,697
  Other                                                 68,072           31,826
  Incentive fees                                        57,104          296,784
                                                 _____________    _____________

                                                       903,183          827,307
                                                 _____________    _____________

  Net income (loss)                                 (1,644,369)       1,964,310

  Additions-Limited Partners                        11,570,000       25,288,600
           -General Partner                             89,000          243,000
  Redemptions                                       (4,667,060)      (1,197,717)
                                                 _____________    _____________


  Net increase in Partners' capital                  5,347,571       26,298,193

Partners' capital, beginning of period             111,579,692       55,298,004
                                                 _____________    _____________

Partners' capital, end of period                 $ 116,927,263    $  81,596,197
                                                 -------------    -------------

Net asset value per Unit
  (105,536.1436 and 70,190.5338 Units
   outstanding at March 31, 1998 and
   1997, respectively)                           $    1,107.94    $    1,162.50
                                                 -------------    -------------


Net income (loss) per Unit of Limited
  Partnership Interest and General
  Partner Unit equivalents                       $      (15.82)   $       37.44
                                                 -------------    -------------

                SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
                  NOTES TO STATEMENT OF FINANCIAL CONDITION
                                 March 31, 1998
                                   (Unaudited)

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

       Between August 21, 1995 (commencement of the offering period) and January 16, 1997, 8,529 Units of limited partnership interest were sold at $1,000 per unit. The proceeds of the offering were held in an escrow account until January 17, 1997, at which time they were turned over to the Partnership for trading.

       Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions are made for the Partnership by John W. Henry & Company, Inc., Millburn Ridgefield Corporation, Campbell & Co., Inc., Willowbridge Associates Inc. and ARA Portfolio Management Company, L.L.C. (collectively, the "Advisors"). Campbell & Co., Inc. was added as an Advisor on February 1, 1998. Chesapeake Capital Corporation ceased trading for the Partnership effective January 31, 1998.

       The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at March 31, 1998 and the results of its operations for the three months ended March 31, 1998 and 1997. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

       Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2. Net Asset Value Per Unit:

       Changes in net asset value per Unit for the three months ended March 31, 1998 and 1997 were as follows:

                                               THREE-MONTHS ENDED
                                                   MARCH 31,
                                            1998                1997

Net realized and unrealized
 gains (losses)                           $  (18.42)          $   40.87
Interest income                               11.25               11.19
Expenses                                      (8.65)             (14.62)
                                          ----------          ----------

Increase (decrease)for period                (15.82)              37.44

Net asset value per Unit,
 beginning of period                       1,123.76            1,125.06
                                          ----------          ---------

Net asset value per Unit,
 end of period                            $1,107.94           $1,162.50
                                          ==========          =========

3. Trading Activities:

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

       All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at March 31, 1998 and 1997 was $4,895,323 and $3,630,717, respectively, and the average fair value during the three months then ended, based on monthly calculation, was $4,466,239 and $5,226,762, respectively.

4. Financial Instrument Risk:

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

       The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvements in these instruments. At March 31, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $697,528,546 and $640,038,075, respectively, as detailed below. All of these instruments mature within one year of March 31, 1998. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At March 31, 1998, the fair value of the Partnership's derivatives, including options thereon, was $4,895,323, as detailed below.

                                          MARCH 31, 1998
                                     NOTIONAL OR CONTRACTUAL
                                      AMOUNT OF COMMITMENTS
                                    TO PURCHASE        TO  SELL       FAIR VALUE

Currencies:
- Exchange Traded Contracts        $ 16,490,090      $ 21,163,975    $  929,927
- OTC Contracts                     110,593,712       210,777,910     2,819,278
Energy                                7,958,659        17,527,520       521,566
Grains                                7,682,469        11,976,701       476,737
Interest Rates U.S.                  33,197,082       235,485,829      (249,756)
Interest Rates Non U.S.             466,037,844        93,359,376       260,823
Livestock                               776,890         1,649,760         7,510
Metals                               22,786,317        29,493,362      (233,325)
Softs                                12,151,769        16,878,431       222,808
Stock Indices                        19,853,714         1,725,211       139,755
                                   ------------      ------------    ----------

Totals                             $697,528,546      $640,038,075    $4,895,323
                                   ============      ============    ==========

            At March 31, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $171,119,832 and $630,826,286, respectively, and the fair value of the Partnership's derivatives, including options thereon, was $3,630,717, as detailed below.

                                        MARCH 31, 1997
                                  NOTIONAL OR CONTRACTUAL
                                   AMOUNT OF COMMITMENTS
                                 TO PURCHASE        TO  SELL        FAIR VALUE

Currencies:
- Exchange Traded Contracts         $   798,500      $ 19,640,280    $   (5,223)
- OTC Contracts                      45,973,800        76,704,025      (418,600)
Energy                                  117,820         9,279,667       194,057
Grains                               12,561,188           231,888       947,246
Interest Rates U.S.                      83,782       158,191,425     1,005,016
Interest Rates Non U.S.              66,672,033       322,213,647       739,350
Livestock                             1,070,660               -           1,230
Metals                               25,095,113        16,687,595       (88,471)
Softs                                 9,193,608        14,071,704     1,246,565
Indices                               9,553,328        13,806,055         9,547
                                   ------------      ------------    ----------

Totals                             $171,119,832      $630,826,286    $3,630,717
                                   ============      ============    ==========

Item 2.      Management's Discussion and Analysis of Financial
             Condition.

Liquidity and Capital Resources


      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the first quarter of 1998.

      The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits if any.

      For the three months ended March 31, 1998, Partnership capital increased 4.8% from $111,579,692 to $116,927,263. This increase was attributable to the addition of 10,446.5449 Units totaling $11,659,000 partially offset by net loss from operations of $1,644,369 and the redemption of 4,202.1712 Units resulting in an outflow of $4,667,060 for the quarter ended March 31, 1998.

Results of Operations

      During the Partnership's first quarter of 1998, the net asset value per Unit decreased 1.4% from $1,123.76 to $1,107.94, as compared to the first quarter of 1997 in which the net asset value per Unit increased 3.3%. The Partnership experienced a net trading gain before commissions and expenses in the first quarter of 1998 of $22,441. Gains were recognized in the trading of commodity futures in energy, non-U.S. interest rates and livestock and were partially offset by losses recognized in the trading of softs, currencies, indices, grains and U.S. interest rates. The Partnership experienced a net trading gain before commissions and expenses in the first quarter of 1997 of $3,304,074. Gains were recognized in the trading of commodity futures in currencies, indices, softs, grains and domestic interest rates and were partially offset by losses recognized in the trading of foreign interest rates, metals, livestock and energy products.

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

      Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the 30-day U.S. Treasury bill rate determined weekly by SB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income increased by $469,375 for the three months ended March 31, 1998 as compared to the corresponding period in 1997. The increase in interest income is primarily due to an increase in Partnership capital as a result of net additions during 1997 and through the first quarter of 1998.

      Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and therefore, are affected by trading performance, additions and redemptions. Brokerage commissions and clearing fees for the three months ended March 31, 1998 increased by $720,545, as compared to the corresponding period in 1997.

      Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance, additions and redemptions. Management fees increased by $279,310 for the three months ended March 31, 1998 as compared to the corresponding period in 1997.

      Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 1998 and 1997 resulted in incentive fees of $57,104 and $296,784, respectively.

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings -

        Between May 1994 and the present, Salomon Brothers Inc. ("SBI"), SB and The Robinson Humphrey Company, Inc. ("R- H"), all currently subsidiaries of Salomon Smith Barney Holdings Inc. ("SSBHI"), along with a number of other broker-dealers, were named as defendants in approximately 25 federal court lawsuits and two state court lawsuits, principally alleging that companies that make markets in securities traded on NASDAQ violated the federal antitrust laws by conspiring to maintain a minimum spread of $.25 between the bid and asked price for certain securities. The federal lawsuits and one state court case were consolidated for pre-trial purposes in the Southern District of New York in the fall of 1994 under the caption In re NASDAQ Market- Makers Antitrust Litigation, United States District Court, Southern District of New York No. 94-CIV-3996 (RWS); M.D.L. No. 1023. The other state court suit, Lawrence
        A. Abel v. Merrill Lynch & Co., Inc. et al.; Superior Court of San Diego, Case No. 677313, has been dismissed without prejudice in conjunction with a tolling agreement.

        In consolidated action, the plaintiffs purport to represent a class of persons who bought one or more of what they currently estimate to be approximately 1,650 securities on NASDAQ between May 1, 1989 and May 27, 1994. They seek unspecified monetary damages, which would be trebled under the antitrust laws. The plaintiffs also seek injunctive relief, as well as attorney's fees and the costs of the action. (The state cases seek similar relief.) Plaintiffs in the consolidated action filed an amended consolidated complaint that defendants answered in December 1995. On November 26, 1996, the Court certified a class composed of retail purchasers. A motion to include institutional investors in the class and to add class representatives was granted. In December 1997, SBI, SB and R-H, along with several other broker-dealer defendants, executed a settlement agreement with the plaintiffs. This agreement has been preliminarily approved by the U.S. District Court for the Southern District of New York but is subject to final approval.

        On July 17, 1996, the Antitrust Division of the Department of Justice filed a complaint against a number of firms that act as market makers in NASDAQ stocks. The complaint basically alleged that a common understanding arose among NASDAQ market makers which worked to keep quote spreads in NASDAQ stocks artificially wide. Contemporaneous with the filing of the complaint, SBI, SB and other defendants entered into a stipulated settlement agreement, pursuant to which the defendants would agree not to engage in certain practices relating to the quoting of NASDAQ securities and would further agree to implement a program to ensure compliance with federal antitrust laws and with the terms of the settlement. In entering into the stipulated settlement, SBI and SB did not admit any liability. There are no fines, penalties, or other payments of monies in connection with the settlement. In April 1997, the U.S. District Court for the Southern District of New York approved the settlement. In May 1997, plaintiffs in the related civil action (who were permitted to intervene for limited purposes) appealed the district court's approval of the settlement. The appeal is pending.

        The Securities and Exchange Commission ("SEC") is also conducting a review of the NASDAQ marketplace, during which it has subpoenaed documents and taken the testimony of various individuals including SBI and SB personnel. In July 1996, the SEC reached a settlement with the National Association of Securities Dealers and issued a report detailing certain conclusions with respect to the NASD and the NASDAQ market.

        In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including SB, in the U.S. Bankruptcy Court for the Central District of California. Plaintiff alleged, among other things, that the defendants recommended and sold to plaintiff unsuitable securities. The case (County of Orange et al. v. Bear Sterns & Co. Inc. et al.) Has been stayed by agreement of the parties.

Item 2. Changes in Securities and Use of Proceeds -

         The Partnership continues to offer Units at the net asset value per Unit as of the end of each month. For the three months ended March 31, 1997, there were additional sales of 21,850.7013 Units totaling $25,288,600 and contributions by the General Partner representing
         209.9812 Unit equivalents totaling $243,000. For the three months ended March 31, 1998, there were additional sales of 10,366.7566 Units totaling $11,570,000 and contributions by the General Partner representing 79.7883 Unit equivalents totaling $89,000.

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

Date:    5/15/98

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President


Date:    5/15/98


By      /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date:    5/15/98