Form 10-Q
period 1998-06-30
SMITH BARNEY DIVERSIFIED FUTURES FUND L P II
filed 1998-08-14
CIK 923660

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended June 30, 1998

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



                                                                    Page
\                                                                  Number
PART I - Financial Information:

       Item 1.   Financial Statements:

                 Statement of Financial Condition at
                 June 30, 1998 and December 31, 1997                   3

                 Statement of Income and Expenses and
                 Partners' Capital for the three and
                 six months ended June 30, 1998 and
                 1997.                                                 4

                 Notes to Financial Statements                       5 - 8

       Item 2.   Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                          9 - 10

       Item 3.   Quantitative and Qualitative Disclosures
                 of Market Risk                                        11

PART II - Other Information                                          12 - 14

                                     PART I

                          Item 1. Financial Statements


                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
                        STATEMENT OF FINANCIAL CONDITION



                                                      June 30,      December 31,
                                                        1998           1997
ASSETS:
                                                    ------------    ------------
                                                     (Unaudited)

Equity in commodity futures trading account:
  Cash and cash equivalents                         $129,119,876    $104,013,967

  Net unrealized appreciation on open
   futures contracts                                     728,239       8,931,038

  Commodity options owned, at market value
   (cost  $353,422 and $144,827 in 1998
    and 1997, respectively)                              402,312         219,299
                                                    ------------    ------------

                                                     130,250,427     113,164,304

Interest receivable                                      407,187         383,130
                                                    ------------    ------------

                                                    $130,657,614    $113,547,434
                                                    ============    ============

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

 Accrued expenses:
  Commissions                                       $    644,338    $    578,625
  Management fees                                        282,197         263,105
  Other                                                   39,636          18,146
  Incentive fees                                               -          67,467
 Redemptions Payable                                     924,716       1,040,399

                                                    ------------    ------------

                                                       1,890,887       1,967,742

                                                    ------------    ------------
Partners' Capital:

General Partner, 1,195.9161 and 1,003.8833
  Unit equivalents outstanding
  in 1998 and 1997, respectively                       1,298,873       1,128,124

Limited Partners, 117,364.4269 and
  98,287.8866 Units of Limited Partnership
  Interest outstanding in 1998 and 1997,
  respectively                                       127,467,854     110,451,568
                                                    ------------    ------------

                                                     128,766,727     111,579,692

                                                    ------------    ------------

                                                    $130,657,614    $113,547,434

                                                    ============    ============

See Notes to Financial Statements
                                        3

                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                       JUNE 30,                        JUNE 30,
                                                           ------------------------------    ------------------------------
                                                               1998             1997             1998              1997
                                                           -------------    -------------    -------------    -------------
Income:
  Net gains (losses) on trading of commodity futures:
  Realized gains (losses) on closed positions              $   3,066,464    $  (3,100,484)   $   7,659,333    $  (1,218,338)
  Change in unrealized gains/losses on open
   positions                                                  (3,657,953)      (1,221,326)      (8,228,381)         200,602
                                                           -------------    -------------    -------------    -------------

                                                                (591,489)      (4,321,810)        (569,048)      (1,017,736)
Less, brokerage commissions and clearing fees
  ($48,947, $48,050, $105,787 and $81,200, respectively)      (2,000,113)      (1,569,958)      (3,937,288)      (2,786,588)
                                                           -------------    -------------    -------------    -------------

  Net realized and unrealized losses                          (2,591,602)      (5,891,768)      (4,506,336)      (3,804,324)



  Interest income                                              1,171,628          913,360        2,345,176        1,617,533
                                                           -------------    -------------    -------------    -------------

                                                              (1,419,974)      (4,978,408)      (2,161,160)      (2,186,791)
                                                           -------------    -------------    -------------    -------------


Expenses:
  Management fees                                                814,048          626,016        1,592,055        1,124,713
  Other                                                           99,273          200,843          167,345          232,668
  Incentive fees                                                 (57,104)               -                -          296,785
                                                           -------------    -------------    -------------    -------------

                                                                 856,217          826,859        1,759,400        1,654,166
                                                           -------------    -------------    -------------    -------------

  Net loss                                                    (2,276,191)      (5,805,267)      (3,920,560)      (3,840,957)


  Additions- Limited Partner                                  17,366,000       20,711,000       28,936,000       45,999,600
                 - General Partner                               121,000          203,000          210,000          446,000
  Redemptions                                                 (3,371,345)      (1,178,102)      (8,038,405)      (2,375,819)
                                                           -------------    -------------    -------------    -------------

  Net Increase in Partners' capital                           11,839,464       13,930,631       17,187,035       40,228,824

Partners' capital, beginning of period                       116,927,263       81,596,197      111,579,692       55,298,004
                                                           -------------    -------------    -------------    -------------

Partners' capital, end of period                           $ 128,766,727    $  95,526,828    $ 128,766,727    $  95,526,828
                                                           -------------    -------------    -------------    -------------

Net asset value per Unit
  (118,560.3430 and 87,587.6071 Units outstanding
  at June 30, 1998 and 1997, respectively)                 $    1,086.09    $    1,090.64    $    1,086.09    $    1,090.64
                                                           -------------    -------------    -------------    -------------


Net loss per Unit of Limited Partnership
  Interest and General Partner Unit equivalent             $      (21.85)   $      (71.86)   $      (37.67)   $      (34.42)
                                                           -------------    -------------    -------------    -------------


See Notes to Financial Statements
                                        4

                SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
                        NOTES TO FINANCIAL STATEMENTS
                                June 30, 1998
                                 (Unaudited)

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

       Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions are made for the Partnership by John W. Henry & Company, Inc., Millburn Ridgefield Corporation, Campbell & Co., Inc., Willowbridge Associates Inc. and ARA Portfolio Management Company, L.L.C. (collectively, the "Advisors"). On November 28, 1997, Smith Barney Holdings Inc. was merged with Salomon Inc to form Salomon Smith Barney Holdings Inc. ("SSBH"), a wholly owned subsidiary of Travelers Group. SB is a wholly owned subsidiary of SSBH.

       The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at June 30, 1998 and the results of its operations for the three and six months ended June 30, 1998 and 1997. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

       Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
                        NOTES TO FINANCIAL STATEMENTS
                                June 30, 1998
                                 (Unaudited)

2. Net Asset Value Per Unit:

      Changes in net asset value per Unit for the three and six months ended June 30, 1998 and 1997, were as follows:

                                 THREE-MONTHS ENDED        SIX-MONTHS ENDED
                                      JUNE  30,                JUNE 30,
                                  1998        1997         1998        1997

Net realized and unrealized
 losses                        $  (24.65)   $  (72.92)   $  (43.07)   $  (32.05)
Interest income                    10.32        10.98        21.57        22.16
Expenses                           (7.52)       (9.92)      (16.17)      (24.53)
                               ---------    ---------    ---------    ---------

Decrease for period               (21.85)      (71.86)      (37.67)      (34.42)

Net Asset Value per Unit,
  beginning of period           1,107.94     1,162.50     1,123.76     1,125.06
                               ---------    ---------    ---------    ---------

Net Asset Value per Unit,
  end of period                $1,086.09    $1,090.64    $1,086.09    $1,090.64
                               =========    =========    =========    =========


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

      All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at June 30, 1998 and December 31, 1997 was $1,130,551 and $9,150,337,
respectively, and the average fair value during the six and twelve months then ended, based on monthly calculation, was $4,826,122 and $5,938,920, respectively.

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

      The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvements in these instruments. At June 30, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $985,631,670 and $962,423,315, respectively, as detailed below. All of these instruments mature within one year of June 30, 1998. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At June 30, 1998, the fair value of the Partnership's derivatives, including options thereon, was $1,130,551, as detailed below.

                                            JUNE 30, 1998
                                        NOTIONAL OR CONTRACTUAL
                                         AMOUNT OF COMMITMENTS
                                     TO PURCHASE    TO  SELL         FAIR VALUE

Currencies:
- Exchange Traded Contracts          $ 13,832,920   $ 36,294,500   $    569,413
- OTC Contracts                       275,646,431    374,678,953     (2,650,753)
Energy                                  5,746,970     27,518,804        993,371
Grains                                  8,481,363      8,859,431       (140,247)
Interest Rates U.S.                   334,816,470              -        941,318
Interest Rates Non U.S.               322,982,383    437,575,261        261,216
Livestock                                       -      3,039,630         74,990
Metals                                  3,995,713     33,733,733        337,809
Softs                                   9,528,250     18,091,463        925,690
Indices                                10,601,170     22,631,540       (182,256)
                                     ------------   ------------   ------------

Totals                               $985,631,670   $962,423,315   $  1,130,551
                                     ============   ============   ============


            At December 31, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $529,827,193 and $562,544,334, respectively, and the fair value of the Partnership's derivatives, including options thereon, was $9,150,337, as detailed below.

                                        DECEMBER 31, 1997
                                      NOTIONAL OR CONTRACTUAL
                                       AMOUNT OF COMMITMENTS
                                     TO PURCHASE    TO  SELL          FAIR VALUE

Currencies:
- Exchange Traded Contracts         $ 16,384,721    $107,228,370    $    480,324
- OTC Contracts                       51,178,514     103,210,400         451,488
Energy                                         -      35,726,058       1,910,464
Grains                                 7,962,725      10,551,808          79,029
Interest Rates U.S.                  140,875,215      11,765,610         717,418
Interest Rates Non U.S.              262,803,653     198,052,010       1,149,142
Livestock                                      -       7,732,038         262,598
Metals                                21,841,650      52,955,116       2,665,247
Softs                                 26,105,281      19,193,510         888,328
Indices                                2,675,434      16,129,414         546,299
                                    ------------    ------------    ------------

Totals                              $529,827,193    $562,544,334    $  9,150,337
                                    ============    ============    ============

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

Liquidity and Capital Resources


      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 1998.

      The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits if any.

      For the six months ended June 30, 1998, Partnership capital increased 15.4% from $111,579,692 to $128,766,727. This increase was attributable to the addition of 26,615.4640 Units totaling $29,146,000 partially offset by net loss from operations of $3,920,560 and the redemption of 7,346.8909 Units resulting in an outflow of $8,038,405 for the six months ended June 30, 1998.

Operational Risk

      The General Partner administers the business of the Partnership through various systems and processes maintained by SSBH. SSBH has analyzed the impact of the year 2000 on its systems and processes and modifications for compliance are proceeding according to plan. All modifications necessary for year 2000 compliance are expected to be completed by the first quarter of 1999. In July 1998, SB participated in successful industry-wide testing coordinated by the Securities Industry Association and plans to participate in such tests in the future. The purpose of industry-wide testing is to confirm that exchanges, clearing organizations, and other securities industry participants are prepared for the year 2000. The failure of vendors, clients, or regulators to resolve their own Year 2000 compliance issues in a timely manner could result in material financial risk to the Partnership.

Results of Operations

      During the Partnership's second quarter of 1998, the net asset value per Unit decreased 2.0% from $1,107.94 to $1,086.09, as compared to the second quarter of 1997 in which the net asset value per Unit decreased 6.2%. The Partnership experienced a net trading loss before commissions and expenses in the second quarter of 1998 of $591,489. Losses were recognized in the trading of commodity futures in currencies, grains, U.S. and non U.S. interest rates, and metals and were partially offset by gains recognized in the trading of energy, indices and softs. The Partnership experienced a net trading loss before commissions and expenses in the second quarter of 1997 of $4,321,810. Losses were recognized in the trading of commodity futures in currencies, energy products, U.S. and non U.S. interest rates, livestock and metals and were partially offset by gains in grains, indices and softs.

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

      Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the 30-day U.S. Treasury bill rate determined weekly by SB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income increased by $258,268 and $727,643, respectively, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. The increase in interest income is primarily due to an increase in Partnership capital as a result of net additions through the second quarter of 1998.

      Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and therefore, are affected by trading performance, additions and redemptions. Brokerage commissions and clearing fees for the three and six months ended June 30, 1998 increased by $430,155 and $1,150,700, respectively, as compared to the corresponding periods in 1997.

      Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance, additions and redemptions. Management fees increased by $188,032 and $467,342 for the three and six months ended June 30, 1998, respectively, as compared to the corresponding periods in 1997.

      Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. No incentive fees were earned during the three months ended June 30, 1998 and 1997 and for the six months ended June 30, 1998. Trading performance resulted in incentive fees of $296,785 for the six months ended June 30, 1997.

Item 3.      Quantitative and Qualitative Disclosures of Market Risk

      The  fund  is  subject  to  SEC  Financial   Reporting   Release  No.  48,
Quantitative and Qualitative Disclosures of Market Risk and will comply with the disclosure and reporting requirements in its form 10K as of December 31, 1998.

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

            On July 17, 1996, the Antitrust Division of the Department of Justice filed a complaint against a number of firms that act as market makers in NASDAQ stocks. The complaint basically alleged that a common understanding arose among NASDAQ market makers which worked to keep quote spreads in NASDAQ stocks artificially wide. Contemporaneous with the filing of the complaint, SBI, SB and other defendants entered into a stipulated settlement agreement, pursuant to which the defendants would agree not to engage in certain practices relating to the quoting of NASDAQ securities and would further agree to implement a program to ensure compliance with federal antitrust laws and with the terms of the settlement. In entering into the stipulated settlement, SBI and SB did not admit any liability. There are no fines, penalties, or other payments of monies in connection with the settlement. In April 1997, the U.S. District Court for the Southern District of New York approved the settlement. In May 1997, plaintiffs in the related civil action (who were permitted to intervene for limited purposes) appealed the district court's approval of the settlement. The appeal was argued in March 1998 and was affirmed in August 1998.

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

            In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including SB, in the U.S. Bankruptcy Court for the Central District of California. Plaintiff alleged, among other things, that the defendants recommended and sold to plaintiff unsuitable securities. The case (County of Orange et al. v. Bear Stearns & Co. Inc. et al.) had been subject to a stay by agreement of the parties which will expire on August 21, 1998.

Item 2.      Changes in Securities and Use of Proceeds -

            The Partnership continues to offer Units at the net asset value per Unit as of the end of each month. For the three months ended June 30, 1998, there were additional sales of 16,056.6746 Units totaling $17,366,000 and contributions by the General Partner representing
            112.2445 Unit equivalents totaling $121,000. For the six months ended June 30, 1998, there were additional sales of 26,423.4312 Units totaling $28,936,000 and contributions by the General Partner representing 192.0328 Unit equivalents totaling $210,000.

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

Date:    8/14/98

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President


Date:    8/14/98


By      /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date:    8/14/98