Form 10-Q
period 1998-09-30
SMITH BARNEY DIVERSIFIED FUTURES FUND L P II
filed 1998-11-12
CIK 923660

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30, 1998

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

       Item 1.   Financial Statements:

                 Statement of Financial Condition at
                 September 30, 1998 and December 31,
                 1997                                                  3

                 Statement of Income and Expenses and
                 Partners'  Capital for the
                 three and nine months ended September 30,
                 1998 and 1997.                                        4

                 Notes to Financial Statements                       5 - 9

       Item 2.   Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                         10 - 12

       Item 3.   Quantitative and Qualitative Disclosures
                 of Market Risk                                         13

PART II - Other Information                                         14 - 16

                                     PART I

                          Item 1. Financial Statements


                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
                        STATEMENT OF FINANCIAL CONDITION



                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1998           1997
ASSETS:                                              ------------   ------------
                                                     (Unaudited)

Equity in commodity futures trading account:
Cash and cash equivalents                            $136,719,424   $104,013,967

Net unrealized appreciation on open
futures contracts                                      22,560,919      8,931,038

Commodity options owned, at market value
(cost $0 and $144,827 in 1998 and 1997,
respectively)                                                   0        219,299
                                                     ------------   ------------

                                                      159,280,343    113,164,304

Interest receivable                                       440,474        383,130
                                                     ------------   ------------

                                                     $159,720,817   $113,547,434
                                                     ============   ============

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

Accrued expenses:
Commissions                                          $    787,664   $    578,625
Management fees                                           343,234        263,105
Incentive fees                                          1,761,523         67,467
Other                                                      16,512         18,146
Redemptions Payable                                     1,732,119      1,040,399

                                                     ------------   ------------

                                                        4,641,052      1,967,742

                                                     ------------   ------------
Partners' Capital:

General Partner, 1,287.3916 and 1,003.8833
Unit equivalents outstanding
in 1998 and 1997, respectively                          1,572,884      1,128,124

Limited Partners, 125,643.9566 and 98,287.8866
Units of Limited Partnership
Interest outstanding in 1998 and 1997,
respectively                                          153,506,881    110,451,568
                                                     ------------   ------------

                                                      155,079,765    111,579,692

                                                     ------------   ------------

                                                     $159,720,817   $113,547,434

                                                     ============   ============

See Notes to Financial Statements.
                                        3

                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                     SEPTEMBER 30,
                                                          ------------------------------    ------------------------------
                                                               1998            1997              1998            1997


Income:
Net gains (losses) on trading of commodity
futures:
Realized gains (losses) on closed positions               $    (569,836)   $  (2,723,046)   $   7,089,497    $  (3,941,384)
Change in unrealized gains/(losses) on open
positions                                                    21,783,790        1,285,272       13,555,409        1,485,874
                                                          _____________    _____________    _____________    _____________

                                                             21,213,954       (1,437,774)      20,644,906       (2,455,510)
Less, brokerage commissions and clearing fees
($49,708, $43,572, $155,495 and $124,772, respectively)      (2,468,728)      (1,700,785)      (6,406,016)      (4,487,373)
                                                          _____________    _____________    _____________    _____________

Net realized and unrealized gains/(losses)                   18,745,226       (3,138,559)      14,238,890       (6,942,883)



Interest income                                               1,333,924        1,003,507        3,679,100        2,621,040
                                                          _____________    _____________    _____________    _____________

                                                             20,079,150       (2,135,052)      17,917,990       (4,321,843)
                                                          _____________    _____________    _____________    _____________


Expenses:
Management fees                                                 955,328          690,769        2,547,383        1,815,482
Incentive fees                                                1,761,523                -        1,761,523          296,785
Other                                                           100,794          135,403          268,139          368,073

                                                          _____________    _____________    _____________    _____________

                                                              2,817,645          826,172        4,577,045        2,480,340
                                                          _____________    _____________    _____________    _____________

Net Income (loss)                                            17,261,505       (2,961,224)      13,340,945       (6,802,183)


Additions- Limited Partners                                  12,666,000       11,703,000       41,602,000       57,702,600
- General Partner                                               101,000           48,000          311,000          494,000
Redemptions                                                  (3,715,467)      (6,881,254)     (11,753,872)      (9,257,071)
                                                          _____________    _____________    _____________    _____________

Net increase in Partners' capital                            26,313,038        1,908,522       43,500,073       42,137,346

Partners' capital, beginning of period                      128,766,727       95,526,828      111,579,692       55,298,004
                                                          _____________    _____________    _____________    _____________

Partners' capital, end of period                          $ 155,079,765    $  97,435,350    $ 155,079,765    $  97,435,350
                                                          -------------    -------------    -------------    -------------

Net asset value per Unit
(126,931.3482 and 92,032.0218 Units outstanding
at September 30, 1998 and 1997, respectively)             $    1,221.76    $    1,058.71    $    1,221.76    $    1,058.71
                                                          -------------    -------------    -------------    -------------


Net gain (loss) per Unit of Limited Partnership
Interest and General Partner Unit equivalent              $      135.67    $      (31.93)   $       98.00    $      (66.35)
                                                          -------------    -------------    -------------    -------------


See Notes to Financial Statements
                                        4

                SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
                        NOTES TO FINANCIAL STATEMENTS
                              September 30, 1998
                                 (Unaudited)

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

       Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. On September 1, 1998, the Partnership's commodity broker, Smith Barney Inc., merged with Salomon Brothers Inc and changed its name to Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBH"), which is the sole owner of SSB. SSBH is a wholly owned subsidiary of Travelers Group Inc. All trading decisions are made for the Partnership by John W. Henry & Company, Inc., Millburn Ridgefield Corporation, Campbell & Co., Inc., Willowbridge Associates Inc. and ARA Portfolio Management Company, L.L.C. (collectively, the "Advisors"). (see Note 5)

       The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at September 30, 1998 and the results of its operations for the three and nine months ended September 30, 1998 and 1997. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

       Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.
                SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
                        NOTES TO FINANCIAL STATEMENTS
                              September 30, 1998
                                 (Unaudited)

2. Net Asset Value Per Unit:

      Changes in net asset value per Unit for the three and nine months ended September 30, 1998 and 1997, were as follows:

                                  THREE-MONTHS ENDED         NINE-MONTHS ENDED
                                     SEPTEMBER 30,             SEPTEMBER 30,
                                   1998        1997         1998        1997

Net realized and unrealized
gains (losses)                 $  147.34    $  (33.86)   $  104.27    $  (65.90)
Interest income                    10.67        10.92        32.24        33.08
Expenses                          (22.34)       (8.99)      (38.51)      (33.53)
                               ---------    ---------    ---------    ---------

Increase (decrease)
for period                        135.67       (31.93)       98.00       (66.35)


Net Asset Value per Unit,
beginning of period             1,086.09     1,090.64     1,123.76     1,125.06
                               ---------    ---------    ---------    ---------

Net Asset Value per Unit,
end of period                  $1,221.76    $1,058.71    $1,221.76    $1,058.71
                               =========    =========    =========    =========


3.    Trading Activities:

      The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses.

      The  Customer   Agreement   between  the  Partnership  and  SSB gives  the
Partnership the legal right to net unrealized gains and losses.

      All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at September 30, 1998 and December 31, 1997 was $22,560,919 and $9,150,337, respectively, and the average fair value during the nine and twelve months then ended, based on monthly calculation, was $7,268,423 and $5,938,920, respectively.

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

      Credit risk is the possibility that a loss may occur due to the failure of a counterpaty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB.

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

      The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At September 30, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $1,782,830,036 and $309,559,623, respectively, as detailed below. All of these instruments mature within one year of September 30, 1998. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At September 30, 1998, the fair value of the Partnership's derivatives, including options thereon, was $22,560,919, as detailed below.

                                     SEPTEMBER 30, 1998
                                 NOTIONAL OR CONTRACTUAL
                                  AMOUNT OF COMMITMENTS
                                TO PURCHASE        TO  SELL         FAIR VALUE

Currencies:
- Exchange Traded Contracts    $  55,419,231      $  2,862,460    $ 1,191,084
- OTC Contracts                  369,000,827       215,959,288      2,492,549
Energy                            28,648,791               -          388,908
Grains                             2,642,256        11,871,423      1,244,021
Interest Rates U.S.              521,974,149               -        7,884,641
Interest Rates Non-U.S.          769,470,157               -        8,700,752
Livestock                                -           1,899,950         51,800
Metals                            28,600,292        32,275,065       (777,289)
Softs                              7,074,333        16,687,795        299,104
Indices                                  -          28,003,642      1,085,349
                              ---------------     ------------      ----------

Totals                        $1,782,830,036      $309,559,623    $22,560,919
                              ===============     ============    ===========


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

                                        DECEMBER 31, 1997
                                      NOTIONAL OR CONTRACTUAL
                                       AMOUNT OF COMMITMENTS
                                TO PURCHASE      TO  SELL          FAIR VALUE

Currencies:
- Exchange Traded Contracts     $ 16,384,721     $107,228,370       $ 480,324
- OTC Contracts                   51,178,514      103,210,400         451,488
Energy                                   -         35,726,058       1,910,464
Grains                             7,962,725       10,551,808          79,029
Interest Rates U.S.              140,875,215       11,765,610         717,418
Interest Rates Non-U.S.          262,803,653      198,052,010       1,149,142
Livestock                                -          7,732,038         262,598
Metals                            21,841,650       52,955,116       2,665,247
Softs                             26,105,281       19,193,510         888,328
Indices                            2,675,434       16,129,414         546,299
                                 -----------      -----------      ----------

Totals                          $529,827,193     $562,544,334      $9,150,337
                                ============     ============      ==========

5.        Subsequent Event:

          On October 8, 1998, Travelers Group Inc. merged with Citicorp Inc. and changed its name to Citigroup Inc.

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

Liquidity and Capital Resources


      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 1998.

      The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits if any.

      For the nine months ended September 30, 1998, Partnership capital increased 39.0% from $111,579,692 to $155,079,765. This increase was attributable to the addition of 38,207.1032 Units totaling $41,913,000 coupled with net income from operations of $13,340,945 and was partially offset by the redemption of 10,567.5249 Units resulting in an outflow of $11,753,872 for the nine months ended September 30, 1998.

Operational Risk

      The General Partner administers the business of the Partnership through various systems and processes maintained by SSBH. SSBH has analyzed the impact of the year 2000 on its systems and processes and modifications for compliance are proceeding according to plan. All modifications necessary for year 2000 compliance are expected to be completed by the first quarter of 1999. In July 1998, SSB participated in successful industry-wide testing coordinated by the Securities Industry Association and plans to participate in such tests in the future. The purpose of industry-wide testing is to confirm that exchanges, clearing organizations, and other securities industry participants are prepared for the year 2000.

      The most likely and most significant risk to the Partnership associated with the lack of year 2000 readiness is the failure of outside organizations, including the commodities exchanges, clearing organizations or regulators with which the Partnership interacts to resolve their year 2000 issues in a timely manner. This risk could involve the inability to determine the value of the Partnership at some point in time and would make effecting purchases or redemptions of Units in the Partnership infeasible until such valuation was determinable.

      In  addition,   the  General  Partner  is  addressing  the   technological
implications that will result from regulatory and market changes due to Europe's Economic and Monetary Union ("EMU").

      Risks to the Partnership exist in the lack of experience with this new currency and the potential impact it can have on the Advisors' trading programs. Risks also exist in the failure of external information technology and accounting systems to adequately prepare for the conversion. This issue is particularly acute in the area of the exchanges, clearing houses and over-the-counter foreign exchange markets where the futures interests are traded. If the necessary changes are not properly implemented, the Partnership could suffer failed trade settlements, inability to reconcile trading positions and funding disruptions. Such events could result in erroneous entries in the Partnership's accounts, mispriced transactions, and a delay or inability to provide timely pricing of Units for the purpose of effecting purchases and redemptions.

      SSB has evaluated its internal systems and made the necessary changes to accommodate EMU transactions on behalf of the Partnership. The General Partner will continue to monitor and communicate with the Advisors and related third-party entities to assure preparation for the EMU conversion and advanced notification of impending issues or problems.

Results of Operations

      During the Partnership's third quarter of 1998, the net asset value per Unit increased 12.5% from $1,086.09 to $1,221.76, as compared to the third quarter of 1997 in which the net asset value per Unit decreased 2.9%. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 1998 of $21,213,954. Gains were recognized in the trading of commodity futures in U.S. and non-U.S. interest rates, grains and livestock and were partially offset by losses recognized in the trading of currencies, energy, metals, softs and indices. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 1997 of $1,437,774. Losses were recognized in the trading of commodity futures in currencies, energy products, U.S. interest rates, livestock, metals, grains, indices and softs and were partially offset by gains in non-U.S. interest rates.

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

      Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income increased by $330,417 and $1,058,060, respectively, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. The increase in interest income is primarily due to an increase in Partnership capital as a result of positive trading performance and net additions through the third quarter of 1998.

      Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and therefore, are affected by trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and nine months ended September 30, 1998 increased by $767,943 and $1,918,643, respectively, as compared to the corresponding periods in 1997.

      Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance, additions and redemptions. Management fees increased by $264,559 and $731,901 for the three and nine months ended September 30, 1998, respectively, as compared to the corresponding periods in 1997.

      Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 1998 resulted in incentive fees of $1,761,523. Trading performance for the three and nine months ended September 30, 1997 resulted in incentive fees of $0 and $296,785, respectively.

Item 3.      Quantitative and Qualitative Disclosures of Market Risk

      The Partnership is subject to SEC Financial Reporting Release No. 48, regarding quantitative and qualitative disclosures of market risk and will comply with the disclosure and reporting requirements in its Form 10-K as of December 31, 1998.

                          PART II OTHER INFORMATION

Item 1.      Legal Proceedings -

            Between May 1994 and the present,  Salomon  Brothers  Inc.  ("SBI"),
            Smith Barney Inc. ("SB") and The Robinson Humphrey Company, Inc. ("R-H"), all currently subsidiaries of Salomon Smith Barney Holdings Inc. ("SSBH"), along with a number of other broker-dealers, were named as defendants in approximately 25 federal court lawsuits and two state court lawsuits, principally alleging that companies that make markets in securities traded on NASDAQ violated the federal antitrust laws by conspiring to maintain a minimum spread of $.25 between the bid and asked price for certain securities. The federal lawsuits and one state court case were consolidated for pre-trial purposes in the Southern District of New York in the fall of 1994 under the caption In re NASDAQ Market-Makers Antitrust Litigation, United States District Court, Southern District of New York No. 94-CIV-3996 (RWS); M.D.L. No. 1023. The other state court suit, Lawrence A. Abel v. Merrill Lynch & Co., Inc. et al.; Superior Court of San Diego, Case No. 677313, has been dismissed without prejudice in conjunction with a tolling agreement.

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

            In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including SB, in the U.S. Bankruptcy Court for the Central District of California. Plaintiff alleged, among other things, that the defendants recommended and sold to plaintiff unsuitable securities. The case (County of Orange et al. v. Bear Stearns & Co. Inc. et al.) has been subject to a stay by agreement of the parties.

Item 2.      Changes in Securities and Use of Proceeds -

            The Partnership continues to offer Units at the net asset value per Unit as of the end of each month. For the three months ended September 30, 1998, there were additional sales of 1,500.1638 Units totaling $12,666,000 and contributions by the General Partner representing 91.4754 Unit equivalents totaling $101,000. For the nine months ended September 30, 1998, there were additional sales of 37,923.5950 Units totaling $41,602,000 and contributions by the General Partner representing 283.5073 Unit equivalents totaling $311,000.

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

Date:    11/12/98

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President


Date:    11/12/98


By      /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date:    11/12/98