Form 10-Q
period 1999-03-31
SMITH BARNEY DIVERSIFIED FUTURES FUND L P II
filed 1999-05-14
CIK 923660

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended March 31, 1999

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

                                                                      Page
                                                                     Number

PART I - Financial Information:

     Item 1.       Financial Statements:

                   Statement of Financial Condition
                   at March 31, 1999 (unaudited)and
                   December 31, 1998                                    3

                   Statement of Income and Expenses
                   and Partners'  Capital
                   for the three months ended March 31, 1999
                   and 1998 (unaudited)                                 4

                   Notes to Financial Statements
                   (unaudited)                                        5 - 9

     Item 2.       Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                        10 - 13

     Item 3.       Quantitative and Qualitative Disclosures
                   of Market Risk                                    14 - 15

PART II - Other Information                                             16

                                     PART I

                          Item 1. Financial Statements


                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
                        STATEMENT OF FINANCIAL CONDITION



                                                        MARCH 31,   DECEMBER 31,
                                                          1999         1998
                                                      (Unaudited)

ASSETS:
Equity in commodity futures trading account:
  Cash and cash equivalents                          $136,372,215   $146,338,218

  Net unrealized appreciation on open
   futures contracts                                    7,174,766      7,931,171

  Commodity options owned, at fair value
   (cost  $455,900 and $0 in 1999 and 1998,
    respectively)                                         336,800              -
                                                     ------------   ------------

                                                      143,883,781    154,269,389

 Interest receivable                                      438,964        423,262
                                                     ------------   ------------
                                                     $144,322,745   $154,692,651
                                                     ============   ============

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

 Accrued expenses:
  Commissions                                        $    735,414   $    788,297
  Management fees                                         319,360        344,022
  Incentive fees                                          139,034        236,839
  Other                                                    69,490         59,980
 Redemptions Payable                                    1,282,630      1,465,731
Commodity options written at market (premium
received $34,000)                                           7,650              -
                                                     ------------   ------------

                                                        2,553,578      2,894,869

                                                     ------------   ------------
Partners' Capital:

General Partner, 1,287.3915
  Unit equivalents outstanding
  in 1999 and 1998                                      1,517,744      1,569,575

Limited Partners, 118,965.0640 and 123,220.1454
  Units of Limited Partnership
  Interest outstanding in 1999 and 1998,
  respectively                                        140,251,423    150,228,207
                                                     ------------   ------------

                                                      141,769,167    151,797,782

                                                     ------------   ------------

                                                     $144,322,745   $154,692,651

                                                     ============   ============

See Notes to Financial Statements
                                                                   3

                    SMITH BARNEY DIVERSIFIED FUTURES FUND II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                   ------------     ------------
                                                      1999             1998
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions    $  (1,862,004)   $   4,592,869
  Change in unrealized gains/losses on open
   positions                                          (849,155)      (4,570,428)
                                                 _____________    _____________

                                                    (2,711,159)          22,441
Less, brokerage commissions including  clearing
  fees of $53,799 and $56,840, respectively         (2,409,470)      (1,937,175)
                                                 _____________    _____________

  Net realized and unrealized losses                (5,120,629)      (1,914,734)
  Interest income                                    1,251,979        1,173,548
                                                 _____________    _____________

                                                    (3,868,650)        (741,186)
                                                 _____________    _____________


Expenses:
  Management fees                                      940,392          778,007
  Other                                                 68,398           68,072
  Incentive fees                                       139,034           57,104
                                                 _____________    _____________

                                                     1,147,824          903,183
                                                 _____________    _____________

  Net loss                                          (5,016,474)      (1,644,369)

  Additions-Limited Partners                                 -       11,570,000
                 -General Partner                            -           89,000

  Redemptions                                       (5,012,141)      (4,667,060)
                                                 _____________    _____________


  Net increase (decrease) in Partners' capital     (10,028,615)       5,347,571

Partners' capital, beginning of period             151,797,782      111,579,692
                                                 _____________    _____________

Partners' capital, end of period                 $ 141,769,167    $ 116,927,263
                                                 -------------    -------------

Net asset value per Unit
 (120,252.4555 and 105,536.1436 Units
 outstanding at March 31, 1999 and 1998,
 respectively)                                   $    1,178.93    $    1,107.94
                                                 -------------    -------------


Net loss per Unit of Limited Partnership
  Interest and General Partner Unit equivalent   $      (40.26)   $      (15.82)
                                                 -------------    -------------

                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)

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

     Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. The Partnership=s commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBH"), which is the sole owner of SSB. SSBH is a wholly owned subsidiary of Citigroup Inc. All trading decisions are made for the Partnership by John W. Henry & Company, Inc., Millburn Ridgefield Corporation, Campbell & Co., Inc., Willowbridge Associates Inc. and ARA Portfolio Management Company, L.L.C. (collectively, the "Advisors").

         The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at March 31, 1999 and the results of its operations for the three months ended March 31, 1999 and 1998. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

           Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)

2. Net Asset Value Per Unit:

         Changes in net asset value per Unit for the three months ended March 31, 1999 and 1998, were as follows:

                                    THREE-MONTHS ENDED
                                         MARCH 31,
                                 ----------    --------
                                      1999         1998
                                 ----------    --------

Net realized and unrealized
 losses                           $ (41.14)     $(18.42)
Interest income                      10.19        11.25
Expenses                             (9.31)       (8.65)
                                  ---------     --------

Decrease for period                 (40.26)      (15.82)

Net Asset Value per Unit,
  beginning of period             1,219.19     1,123.76
                                  ---------    ---------

Net Asset Value per Unit,
  end of period                  $1,178.93    $1,107.94
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

         All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 1999 and December 31, 1998 was $7,503,916 and $7,931,171, respectively, and the average fair value during the three and twelve months then ended, based on monthly calculation, was $7,042,228 and $8,531,763, respectively.

4.       Financial Instrument Risk:

         The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

         At March 31, 1999, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $614,687,663 and $777,308,100, respectively, as detailed below. All of these instruments mature within one year of March 31, 1999. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At March 31, 1999, the fair value of the Partnership's derivatives, including options thereon, if applicable, was $7,503,916, as detailed below.

                                 MARCH 31, 1999
                             NOTIONAL OR CONTRACTUAL
                              AMOUNT OF COMMITMENTS
                               TO PURCHASE       TO  SELL     FAIR VALUE

Currencies:
- Exchange Traded Contracts   $ 33,742,543   $ 87,165,887      1,201,563
- OTC Contracts                 46,581,009    145,258,144        560,779
Energy                          28,247,137      2,222,906      2,372,590
Grains                          11,578,953     10,969,669        (49,636)
Interest Rates U.S.            100,671,481    223,626,927      1,076,732
Interest Rates Non-U.S         308,685,500    175,917,112       (351,355)
Livestock                        2,041,520      7,830,670       (117,850)
Metals                          23,121,116     48,029,780         36,027
Softs                            9,774,186     33,543,192      1,283,478
Stock Indices                   50,244,218     42,743,813      1,491,588
                              ------------   ------------   ------------

Totals                        $614,687,663   $777,308,100   $  7,503,916
                              ============   ============   ============


           At December 31, 1998, the Partnership's commitment to purchase and sell these instruments was $627,878,574 and $849,849,754, respectively, and the fair value of the Partnership's derivatives, including options thereon, if applicable, was $7,931,171, as detailed.

                                DECEMBER 31, 1998
                             NOTIONAL OR CONTRACTUAL
                              AMOUNT OF COMMITMENTS

                               TO PURCHASE       TO  SELL     FAIR VALUE
Currencies:
- Exchange Traded Contracts   $ 23,119,700   $  1,535,710   $   (260,990)
- OTC Contracts                206,074,644    166,497,199     (1,219,718)
Energy                                   -     16,794,100        316,796
Grains                             301,800     15,364,740        446,680
Interest Rates U.S.             70,685,806    226,439,506       (588,909)
Interest Rates Non-U.S         281,828,669    352,070,813      7,311,953
Livestock                                -      4,570,380        214,540
Metals                          15,054,941     42,312,165        790,656
Softs                           14,099,125     15,753,068        853,554
Indices                         16,713,889      8,512,073         66,609
                              ------------   ------------   ------------
Totals                        $627,878,574   $849,849,754   $  7,931,171
                              ============   ============   ============

Item 2. Management=s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources


         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the first quarter of 1999.

         The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits if any.

         For the three months ended March 31, 1999, Partnership capital decreased 6.6% from $151,797,782 to $141,769,167. This decrease was attributable to a net loss from operations of $5,016,474 coupled with the redemption of 4,255.0814 Units resulting in an outflow of $5,012,141 for the three months ended March 31, 1999. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

         During the partnership's first quarter of 1999, the net asset value per unit decreased 3.3% from $1,219.19 to $1,178.93, as compared to a decrease of 1.4% in the first quarter of 1998. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 1999 of $2,711,159. Losses were primarily attributable to the trading of commodity futures in non-U.S. interest rates, livestock, softs and metals, partially offset by gains in currencies, energy, indices, grains and U.S. interest rates. The Partnership experienced a net trading gain before commissions and related fees in the first quarter of 1998 of $22,441. Gains were primarily attributable to the trading of commodity futures in energy, non-U.S. interest rates and livestock and were partially offset by losses recognized in the trading of softs, currencies, indices, grains and U.S. interest rates.

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

         Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income increased by $78,431 for the three months ended March 31, 1999 as compared to the corresponding period in 1998.

         Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and therefore, are affected by trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three months ended March 31, 1999 increased by $472,295 as compared to the corresponding period in 1998.

         Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance, additions and redemptions. Management fees increased by $162,385 for the three months ended March 31, 1999, as compared to the corresponding period in 1998.

         Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 1999 and 1998 resulted in incentive fees of $139,034 and $57,104, respectively.

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

         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category at March 31, 1999. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 1999, the Partnership's total capitalization was $141,769,167. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1998.

                                 March 31, 1999

                                          % of Total
Market Sector           Value at Risk    Capitalization

Currencies                $ 4,607,953       3.25%
Enegy                       2,456,220       1.73%
Grains                        680,350       0.48%
Interest rates U.S.         2,285,490       1.61%
Interest rates Non-U.S      3,481,993       2.46%
Livestock                     224,695       0.16%
Metals                      1,643,150       1.16%
Softs                       2,339,150       1.65%
Indices                     5,857,333       4.13%
                          -----------       -----

Total                     $23,576,334      16.63%
                          ===========       =====

                           PART II OTHER INFORMATION

Item 1.  Legal Proceedings - None

   For information concerning a purported class action against numerous broker-dealers including Salomon Smith Barney, see the description that appears in the sixth paragraph under the caption Item 3. "Legal Proceedings" of the Form 10-K for the year ending December 31, 1998. SSBH has filed a motion to dismiss the amended complaint.

Item 2.  Changes in Securities and Use of Proceeds -

     The Partnership continues to offer Units at the net asset value per Unit as of the end of each month. For the three months ended March 31, 1998, there were additional sales of 10,366.7566 Units totaling $11,570,000 and contributions by the General Partner representing 79.7883 Unit equivalents totaling $89,000. There were no additional sales for the three months ended March 31, 1999.

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

Date:     5/14/99

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      Smith Barney Futures Management Inc.
              (General Partner)


By:      /s/ David J. Vogel, President
              David J. Vogel, President


Date:     5/14/99


By            /s/ Daniel A. Dantuono
              Daniel A. Dantuono
              Chief Financial Officer and
              Director

Date:     5/14/99