Form 10-Q
period 1999-06-30
SMITH BARNEY DIVERSIFIED FUTURES FUND L P II
filed 1999-08-12
CIK 923660

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter ended June 30, 1999

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



PART I - Financial Information:

 Item 1.       Financial Statements:

               Statement of Financial Condition
               at June 30, 1999 (unaudited)and
               December 31, 1998                                          3

               Statement of Income and Expenses
               and Partners' Capital for the three
               and six months ended June 30, 1999
               and 1998 (unaudited)    .                                  4

               Notes to Financial Statements
              (unaudited)                                               5 - 9

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                               10 - 13

Item 3.       Quantitative and Qualitative Disclosures
              of Market Risk                                           14 - 15

PART II - Other Information                                              16

                                     PART I

                          Item 1. Financial Statements


                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
                        STATEMENT OF FINANCIAL CONDITION



                                                        June 30,    DECEMBER 31,
                                                          1999             1998
ASSETS:                                                     _                _
                                                     (Unaudited)

Equity in commodity futures trading account:
  Cash                                                134,933,363   $146,338,218

  Net unrealized appreciation on open
     futures contracts                                 10,873,624      7,931,171

  Commodity options owned, at market value
   (cost  $366,525 and $0 in 1999 and 1998,
    respectively)                                           225,025           --
                                                      -----------   ------------

                                                      146,032,012    154,269,389

Interest receivable                                       392,731        423,262
                                                     ------------   ------------

                                                     $146,424,743   $154,692,651
                                                      ===========   ============

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

 Accrued expenses:
  Commissions                                        $    722,095   $    788,297
  Management fees                                         314,579        344,022
  Incentive fees                                          907,092        236,839
  Other                                                    18,571         59,980
 Redemptions Payable                                    2,324,137      1,465,731

                                                     ------------   ------------

                                                        4,286,474      2,894,869

                                                     ------------   ------------
Partners' Capital:

General Partner, 1,287.3915
  Unit equivalents outstanding
  in 1999 and 1998                                      1,581,414      1,569,575

Limited Partners, 114,423.9933 and 123,220.1454
  Units of Limited Partnership
  Interest outstanding in 1999 and 1998,
  respectively                                        140,556,855    150,228,207
                                                     ------------   ------------

                                                      142,138,269    151,797,782

                                                     ------------   ------------

                                                     $146,424,743   $154,692,651

                                                     ============   ============

See Notes to Financial Statements.

                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED                               SIX MONTHS ENDED
                                                                           JUNE 30,                                         JUNE 30,
                                                               -------------     -------------   ---------------   ----------------
                                                                     1999              1998              1999            1998
                                     _                                   _                                    _
Income:
Net gains (losses) on trading of commodity
futures:
Realized gains on closed positions                              $   5,274,685     $   3,066,464     $   3,412,681     $   7,659,333
Change in unrealized gains/losses on open
positions                                                           3,650,108        (3,657,953)        2,800,953        (8,228,381)
                                                                _____________     _____________     _____________     _____________

                                                                    8,924,793          (591,489)        6,213,634          (569,048)
Less, brokerage commissions including clearing fees of
$112,932, $48,947, $166,731 and $105,787 respectively              (2,505,739)       (2,000,113)       (4,915,209)       (3,937,288)
                                                                _____________     _____________     _____________     _____________

Net realized and unrealized gains (losses)                          6,419,054        (2,591,602)        1,298,425        (4,506,336)



Interest income                                                     1,241,669         1,171,628         2,493,648         2,345,176
                                                                _____________     _____________     _____________     _____________

                                                                    7,660,723        (1,419,974)        3,792,073        (2,161,160)
                                                                _____________     _____________     _____________     _____________


Expenses:
Management fees                                                       960,673           814,048         1,901,065         1,592,055
Other                                                                  26,305            99,273            94,703           167,345
Incentive fees                                                        768,058           (57,104)          907,092                 0
                                                                _____________     _____________     _____________     _____________

                                                                    1,755,036           856,217         2,902,860         1,759,400
                                                                _____________     _____________     _____________     _____________

Net income (loss)                                                   5,905,687        (2,276,191)          889,213        (3,920,560)


Additions- Limited Partner                                                  0        17,366,000                 0        28,936,000
- General Partner                                                           0           121,000                 0           210,000
Redemptions                                                        (5,536,585)       (3,371,345)      (10,548,726)       (8,038,405)
                                                                _____________     _____________     _____________     _____________

Net increase (decrease) in Partners' capital                          369,102        11,839,464        (9,659,513)       17,187,035

Partners' capital, beginning of period                            141,769,167       116,927,263       151,797,782       111,579,692
                                                                _____________     _____________     _____________     _____________

Partners' capital, end of period                                $ 142,138,269     $ 128,766,727     $ 142,138,269     $ 128,766,727
                                                                -------------     -------------     -------------     -------------

Net asset value per Unit
(115,711.3848 and 118,560.3430 Units outstanding
at June 30, 1999 and 1998, respectively)                        $    1,228.39     $    1,086.09     $    1,228.39     $    1,086.09
                                                                -------------     -------------     -------------     -------------


Net gain (loss) per Unit of Limited Partnership
Interest and General Partner Unit equivalent                    $       49.46     $      (21.85)    $        9.20     $      (37.67)
                                                                -------------     -------------     -------------     -------------


See Notes to Financial Statements

                      SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)

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

Smith  Barney  Futures  Management  Inc.   acts  as  the  general  partner  (the
"General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB@). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney
Holdings Inc. ("SSBH"), which is the sole owner of SSB. SSBH is a wholly owned subsidiary of Citigroup Inc. All trading decisions are made for the Partnership by John W. Henry & Company, Inc., R.G. Neiderhoffer Capital Management Inc., Campbell & Co., Inc., Willowbridge Associates Inc. and Beacon Management Corporation (collectively, the "Advisors").

           The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at June 30, 1999 and the results of its operations for the three and six months ended June 30, 1999 and 1998. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

           Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)

2. Net Asset Value Per Unit:

         Changes in net asset value per Unit for the three and six months ended June 30, 1999 and 1998, were as follows:


                                         THREE-MONTHS ENDED     SIX-MONTHS ENDED
                                               JUNE  30,             JUNE 30,
                                         1999        1998       1999        1998
                                         ------------------      ---------------
                                                                          >

Net realized and unrealized
 gains (losses)                      $   53.76   $  (24.65)   $ 12.62  $ (43.07)
Interest income                          10.43       10.32      20.62     21.57
Expenses                                (14.73       (7.52)    (24.04)   (16.17)
                                      ---------   ---------   --------  --------

Increase (decrease) for
 period                                  49.46      (21.85)      9.20    (37.67)

Net Asset Value per Unit,
  beginning of period                 1,178.93    1,107.94   1,219.19   1,123.76
                                      ---------   --------- ---------  ---------

Net Asset Value per Unit,
  end of period                      $1,228.39   $1,086.09  $1,228.39  $1,086.09
                                      ========    ========   ========  =========


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

         All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 1999 and December 31, 1998 was $11,098,649 and $7,931,171, respectively, and the average fair value during the six and twelve months then ended, based on monthly calculation, was $9,836,958 and $8,531,763, respectively.

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

         At June 30, 1999, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $404,496,647 and $1,439,767,484, respectively, as detailed below. All of these instruments mature within one year of June 30, 1999. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At June 30, 1999, the fair value of the Partnership's derivatives, including options thereon, if applicable, was $11,098,649, as detailed below.

                                  JUNE 30, 1999
                             NOTIONAL OR CONTRACTUAL
                              AMOUNT OF COMMITMENTS

                                 TO PURCHASE         TO SELL          FAIR VALUE

Currencies:
- Exchange Traded Contracts    $   27,969,060   $  120,863,260   $    1,124,478
- OTC Contracts                    46,021,090      138,489,950          582,709
Energy                             41,628,395              -0-        2,579,384
Grains                                667,400       20,864,769          634,156
Interest Rates U.S.               132,928,275      335,411,794          870,575
Interest Rates Non-U.S             69,571,007      734,638,218        2,908,549
Livestock                           8,522,960       10,171,120        1,543,700
Metals                             16,388,743       43,516,764         (432,389)
Softs                               9,432,308       18,452,236           82,957
Stock Indices                      51,367,409       17,359,373        1,204,530
                               --------------   --------------   --------------

Totals                         $  404,496,647   $1,439,767,484   $   11,098,649
                               ==============   ==============   ==============


           At December 31, 1998, the Partnership's commitment to purchase and sell these instruments was $627,878,574 and $849,849,754, respectively, and the fair value of the Partnership's derivatives, including options thereon, if applicable, was $7,931,171, as detailed.

                                DECEMBER 31, 1998
                             NOTIONAL OR CONTRACTUAL
                              AMOUNT OF COMMITMENTS

                                      TO PURCHASE      TO  SELL       FAIR VALUE
Currencies:
- Exchange Traded Contracts          $ 23,119,700   $  1,535,710   $   (260,990)
- OTC Contracts                       206,074,644    166,497,199     (1,219,718)
Energy                                       --       16,794,100        316,796
Grains                                    301,800     15,364,740        446,680
Interest Rates U.S.                    70,685,806    226,439,506       (588,909)
Interest Rates Non-U.S                281,828,669    352,070,813      7,311,953
Livestock                                    --        4,570,380        214,540
Metals                                 15,054,941     42,312,165        790,656
Softs                                  14,099,125     15,753,068        853,554
Indices                                16,713,889      8,512,073         66,609
                                     ------------   ------------   ------------
Totals                               $627,878,574   $849,849,754   $  7,931,171
                                     ============   ============   ============



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources


         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 1999.

         The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits if any.

         For the six months ended June 30, 1999, Partnership capital decreased 6.4% from $151,797,782 to $142,138,269. This decrease was attributable to the redemption of 8,796.1521 Units resulting in an outflow of $10,548,726 partially offset by net income from operations of $889,213 for the six months ended June 30, 1999. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

                  The General Partner, SSB, SSBH and their parent organization Citigroup Inc. have undertaken a comprehensive, firm-wide evaluation of both internal and external systems (systems related to third parties) to determine the specific modifications needed to prepare for the year 2000. The combined Year 2000 program in SSB is expected to cost approximately $140 million over the four years from 1996 through 1999, and has involved over 450 people. As of June 30, 1999, SSB has completed all compliance and certification work.

                  The systems and components supporting the General Partner's business that require remediation have been brought into Year 2000 compliance. Final testing and certification was completed as of June 30, 1999.

                 This expenditure and the General Partner's resources dedicated to the preparation for Year 2000 do not and will not have a material impact on the operation or results of the Partnership.

                 The General Partner has received statements from the Advisors that they have completed their Year 2000 remediation program.

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

                  SSB has successfully participated in industry-wide testing including: The Streetwide Beta Testing organized by the Securities Industry Association (SIA), a government securities clearing test with the Federal Reserve Bank of New York, The Depository Trust Company, and The Bank of New York, and Futures Industry Association participants test. The firm also participated in the streetwide testing that was conducted from March through May 1999.

                  It is possible that problems may occur that would require some time to repair. Moreover, it is possible that problems will occur outside SSBH for which SSBH could experience a secondary effect. Consequently, SSBH has prepared comprehensive, written contingency plans so that alternative procedures and a framework for critical decisions are defined before any potential crisis occurs.

                  The goal of year 2000 contingency planning is a set of alternate procedures to be used in the event of a critical system failure by a supplier of counterparty. Planning work was completed in January 1999, and testing of alternative procedures will be completed in the third and fourth quarter of 1999.

Results of Operations

         During the Partnership's second quarter of 1999, the net asset value per unit increased 4.2% from $1,178.93 to $1,228.39, as compared to a decrease of 2.0% in the second quarter of 1998. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 1999 of $8,924,793. Gains were primarily attributable to the trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates and metals and were partially offset by losses recognized in the trading of livestock, indices and softs. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 1998 of $591,489. Losses were primarily attributable to the trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates and metals and were partially offset by gains recognized in the trading of energy, indices and softs.

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

         Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income increased by $70,041 and $148,472, respectively, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998.

         Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and therefore, are affected by trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and six months ended June 30, 1999 increased by $505,626 and $977,921, respectively, as compared to the corresponding periods in 1998.

         Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance, additions and redemptions. Management fees increased by $146,625 and $309,010, respectively, for the three and six months ended June 30, 1999, as compared to the corresponding periods in 1998.

         Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 1999 resulted in incentive fees of $768,058 and $907,092, respectively. No incentive fees were earned for the three and six months ended June 30, 1998.

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

         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category at June 30, 1999. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 1999, the Partnership's total capitalization was $142,138,269. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1998.


                                  June 30, 1999

                                                                   % of Total
Market Sector                                      Value at Risk  Capitalization

Currencies                                           $ 3,655,246           2.57%
Energy                                                 2,756,800           1.94%
Grains                                                   826,700           0.58%
Interest rates U.S.                                    2,517,000           1.77%
Interest rates Non-U.S                                 6,036,416           4.25%
Livestock                                                477,052           0.34%
Metals                                                 1,895,400           1.33%
Softs                                                  1,366,741           0.96%
Indices                                                4,266,510           3.00%
                                                     -----------          -----

Total                                                $23,797,865          16.74%
                                                     ===========          =====


                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings - None

                      For  information   concerning  a  purported  class  action
              against numerous broker-dealers including Salomon Smith Barney, see the description that appears in the sixth paragraph under the caption Item 3. "Legal Proceedings" on Form 10-K for the year ending December 31, 1998. SSBH has filed a motion to dismiss the amended complaint.

Item 2.  Changes in Securities and Use of Proceeds - None

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



By:
         David J. Vogel, President


Date:

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By:      Smith Barney Futures Management Inc.
         (General Partner)


By:
         David J. Vogel, President


Date:


By
         Daniel A. Dantuono
         Chief Financial Officer and
         Director

Date: