Form 10-Q
period 1999-09-30
SMITH BARNEY DIVERSIFIED FUTURES FUND L P II
filed 1999-11-15
CIK 923660

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30, 1999

Commission File Number 0-22491


                 SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
(Exact name of registrant as specified in its charter)


      New York                            13-3769020
(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)          Identification No.)

                     c/o Smith Barney Futures Management LLC
                           390 Greenwich St. - 1st Fl.
                            New York, New York 10013
              (Address and Zip Code of principal executive offices)

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

 Item 1.  Financial Statements:

          Statement of Financial Condition at
          September 30, 1999 and December 31,
          1998 (unaudited).                                             3

          Statement of Income and Expenses and Partners'  Capital
          for the three and nine months ended September 30, 1999
          and 1998 (unaudited).                                         4
          Notes to Financial Statements
          (unaudited)                                                 5 - 9

 Item 2.  Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                                 10 - 13

 Item 3.  Quantitative and Qualitative Disclosures
          of Market Risk                                             14 - 15

PART II - Other Information                                            16

                                     PART I

                          Item 1. Financial Statements


                 SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
                        STATEMENT OF FINANCIAL CONDITION
                                  (Unaudited)

                                                 SEPTEMBER 30,     DECEMBER 31,
                                                      1999             1998
                                                 ------------    ------------
ASSETS:

Equity in commodity futures trading account:
  Cash                                            $114,963,715   $146,338,218
  Net unrealized appreciation on open
  futures contracts                                  5,150,163      7,931,171
                                                  ------------   ------------
                                                   120,113,878    154,269,389
Interest receivable                                    353,816        423,262
                                                  ------------   ------------
                                                  $120,467,694   $154,692,651
                                                  ============   ============

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

 Accrued expenses:
  Commissions                                     $    594,087   $    788,297
  Management fees                                      265,271        344,022
  Incentive fees                                       117,051        236,839
  Other                                                 57,970         59,980
 Redemptions Payable                                 1,229,701      1,465,731
                                                  ------------   ------------
                                                     2,264,080      2,894,869
                                                  ------------   ------------
Partners' Capital:
General Partner, 1,287.3916
  Unit equivalents outstanding
  in 1999 and 1998                                   1,441,325      1,569,575
Limited Partners, 104,292.0693 and 123,220.1454
  Units of Limited Partnership
  Interest outstanding in 1999 and 1998,
  respectively                                     116,762,289    150,228,207
                                                  ------------   ------------
                                                   118,203,614    151,797,782
                                                  ------------   ------------
                                                  $120,467,694   $154,692,651
                                                  ============   ============
See Notes to Financial Statements.
                                            3

                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                      SEPTEMBER 30,
                                                             ------------------------------    ----------------------------
                                                                   1999              1998            1999              1998
                                                             ------------------------------    ------------------------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions                 $  (4,363,468)   $    (569,836)   $    (950,787)   $   7,089,497
  Change in unrealized gains / losses on open
   positions                                                     (5,581,961)      21,783,790       (2,781,008)      13,555,409

                                                              -------------    -------------    -------------    -------------

                                                                 (9,945,429)      21,213,954       (3,731,795)      20,644,906
Less, brokerage commissions including clearing fees
  of $100,276, $49,708,  $267,007 and $155,495 respectively      (2,191,259)      (2,468,728)      (7,106,468)      (6,406,016)

                                                              -------------    -------------    -------------    -------------

  Net realized and unrealized gains (losses)                    (12,136,688)      18,745,226      (10,838,263)      14,238,890



  Interest income                                                 1,162,582        1,333,924        3,656,230        3,679,100

                                                              -------------    -------------    -------------    -------------

                                                                (10,974,106)      20,079,150       (7,182,033)      17,917,990

                                                              -------------    -------------    -------------    -------------


Expenses:
  Management fees                                                   849,684          955,328        2,750,749        2,547,383
  Incentive fees                                                    117,051        1,761,523        1,024,143        1,761,523
  Other                                                              39,400          100,794          134,103          268,139


                                                              -------------    -------------    -------------    -------------

                                                                  1,006,135        2,817,645        3,908,995        4,577,045

                                                              -------------    -------------    -------------    -------------

  Net income (loss)                                             (11,980,241)      17,261,505      (11,091,028)      13,340,945

  Additions - Limited Partners                                   12,666,000       41,602,000
                   - General Partners                                  --            101,000             --            311,000
  Redemptions                                                   (11,954,414)      (3,715,467)     (22,503,140)     (11,753,872)

                                                              -------------    -------------    -------------    -------------

  Net increase (decrease) in Partners' capital                  (23,934,655)      26,313,038      (33,594,168)      43,500,073

Partners' capital, beginning of period                          142,138,269      128,766,727      151,797,782      111,579,692

                                                              -------------    -------------    -------------    -------------

Partners' capital, end of period                              $ 118,203,614    $ 155,079,765    $ 118,203,614    $ 155,079,765
                                                              -------------    -------------    -------------    -------------

Net asset value per Unit
  (105,579.4608 and 126,931.3482 Units outstanding
  at September 30, 1999 and 1998, respectively)               $    1,119.57    $    1,221.76    $    1,119.57    $    1,221.76
                                                              -------------    -------------    -------------    -------------


Net gain (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent                $     (108.82)   $      135.67    $      (99.62)   $       98.00
                                                              -------------    -------------    -------------    -------------


See Notes to Financial Statements
                                     4

                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The General Partner changed its form of organization from a corporation to a limited liability company. The Partnership=s commodity broker is Salomon Smith Barney Inc. ("SSB@). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBH"), which is the sole owner of SSB. SSBH is a wholly owned subsidiary of Citigroup Inc. All trading decisions are made for the Partnership by John W. Henry & Company, Inc., Campbell & Co., Inc., Willowbridge Associates Inc. and Beacon Management Corporation (collectively, the "Advisors"). Effective August 30, 1999, R.G. Niederhoffer Capital Management LLC was terminated as an Advisor.

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at September 30, 1999 and December 31, 1998 (unaudited) and the results of its operations for the three and nine months ended September 30, 1999 and 1998. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2. Net Asset Value Per Unit:

     Changes in net asset value per Unit for the three and nine months ended September 30, 1999 and 1998, were as follows:

                                   THREE-MONTHS ENDED        NINE-MONTHS ENDED
                                     SEPTEMBER  30,            SEPTEMBER 30,
                                    1999        1998          1999        1998
                                 -----------------------   ---------------------

Net realized and unrealized
 gains (losses)              $   (110.25)$     147.34 $     (97.63)$     104.27
Interest income                    10.56        10.67        31.18        32.24
Expenses                           (9.13)      (22.34)      (33.17)      (38.51)
                                ---------    ---------    ---------    ---------

Increase (decrease) for
 period                          (108.82)      135.67       (99.62)       98.00

Net Asset Value per Unit,
  beginning of period           1,228.39     1,086.09     1,219.19     1,123.76
                                ---------    ---------    ---------    ---------

Net Asset Value per Unit,
  end of period               $ 1,119.57 $   1,221.76 $   1,119.57 $   1,221.76
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

         All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 1999 and December 31, 1998 was $5,150,163 and $7,931,171, respectively, and the average fair value during the nine and twelve months then ended, based on monthly calculation, was $9,000,175 and $8,531,763, respectively.

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

         At September 30, 1999, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $865,241,197 and $670,685,201, respectively, as detailed below. All of these instruments mature within one year of September 30, 1999. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At September 30, 1999, the fair value of the Partnership's derivatives, including options thereon, if applicable, was $5,150,163, as detailed below.

                               SEPTEMBER 30, 1999
                                  (Unaudited)
                            NOTIONAL OR CONTRACTUAL
                             AMOUNT OF COMMITMENTS
                              TO PURCHASE       TO  SELL       FAIR VALUE

Currencies:
- Exchange Traded Contracts   $ 57,007,468   $ 21,082,820   $    910,300
- OTC Contracts                169,895,779     75,221,924        917,552
Energy                          41,338,598           --        2,923,477
Grains                           3,876,145      8,406,406        161,666
Interest Rates U.S.            234,896,550     40,532,360        (34,823)
Interest Rates Non-U.S         255,291,338    478,902,719        914,069
Livestock                       20,077,830      1,388,460        (49,610)
Metals                          37,335,973     12,413,600        (97,032)
Softs                           10,774,072     16,592,546        396,453
Indices                         34,747,444     16,144,366       (891,889)
                              ------------   ------------   ------------

Totals                        $865,241,197   $670,685,201   $  5,150,163
                              ============   ============   ============

           At December 31, 1998, the Partnership's commitment to purchase and sell these instruments was $627,878,574 and $849,849,754, respectively, and the fair value of the Partnership's derivatives, including options thereon, if applicable, was $7,931,171, as detailed.

                                DECEMBER 31, 1998
                                  (Unaudited)
                            NOTIONAL OR CONTRACTUAL
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
                              ============   ============   ============

Item 2. Management=s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources


         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 1999.

         The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits if any.

         For the nine months ended September 30, 1999, Partnership capital decreased 22.1% from $151,797,782 to $118,203,614. This decrease was attributable to the redemption of 18,928.0761 Units resulting in an outflow of $22,503,140 coupled with a net loss from operations of $11,091,028 for the nine months ended September 30, 1999. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

         The General Partner has received statements from the Advisors that they have completed their Year 2000 remediation programs.

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

         SSB has successfully  participated in industry-wide  testing including:
The Streetwide  Beta Testing  organized by the Securities  Industry  Association
(SIA), a government securities clearing test with the Federal Reserve Bank of New York, The Depository Trust Company, and The Bank of New York, and the Futures Industry Association participants test. The firm also participated in the streetwide testing that was conducted from March through May 1999.

         It is possible that problems may occur that would require some time to repair. Moreover, it is possible that problems will occur outside SSBH and the General Partner for which SSBH or the General Partner could experience a secondary effect. Consequently, SSBH and the General Partner have prepared comprehensive, written contingency plans so that alternative procedures and a framework for critical decisions are defined before any potential crisis occurs.

         The goal of year 2000 contingency planning is a set of alternate procedures to be used in the event of a critical system failure by a supplier or counterparty. Planning work was completed in January 1999, and testing of alternative procedures will be completed in the third and fourth quarters of 1999.

Results of Operations

         During the Partnership's third quarter of 1999, the net asset value per unit decreased 8.9% from $1,228.39 to $1,119.57, as compared to an increase of 12.5% in the third quarter of 1998. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 1999 of $9,945,429. Losses were primarily attributable to the trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, softs, metals and indices and were partially offset by gains in livestock. The
Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 1998 of $21,213,954. Gains were recognized in the trading of commodity futures in livestock, grains, U.S. and non-U.S. interest rates and were partially offset by losses in currencies, energy, metals, softs and indices.

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

         Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income decreased by $171,342 and $22,870, respectively, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998.

         Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and therefore, are affected by trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three months ended September 30, 1999 decreased by $277,469, as compared to the corresponding period in 1998. Brokerage commissions and fees for the nine months ended September 30, 1999 increased by $700,452 as compared to the corresponding period in 1998.

         Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance, additions and redemptions. Management fees decreased by $105,644 for the three months ended September 30, 1999, as compared to the corresponding period in 1998. Management fees increased by $203,366 for the nine months ended September 30, 1999, as compared to the corresponding period in 1998.

         Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 1999 resulted in incentive fees of $117,051 and $1,024,143, respectively. Trading performance for the three and nine months ended September 30, 1998 resulted in incentive fees of $1,761,523.

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

         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category at September 30, 1999. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 1999, the Partnership's total capitalization was $118,203,614. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1998.


                             September 30, 1999
                               (Unaudited)
                                              % of Total
Market Sector               Value at Risk   Capitalization

Currencies
- OTC Contracts               $ 2,512,034       2.12%
- Exchange Traded Contracts       869,586       0.74%
Energy                          2,597,000       2.20%
Grains                            406,875       0.34%
Interest rates U.S.             1,124,583       0.95%
Interest rates Non-U.S          5,613,530       4.75%
Livestock                         365,176       0.31%
Metals                          2,654,500       2.25%
Softs                           1,583,111       1.34%
Indices                         2,735,025       2.31%
                              -----------       -----

Total                         $20,461,420      17.31%
                              ===========       =====

              PART II OTHER INFORMATION

Item 1.  Legal Proceedings

         For information concerning the suit filed by Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust) and others against Salomon Brothers Inc., and Salomon Brothers Realty Corporation, see the description that appears in the second and third paragraphs under the caption Item 3. "Legal Proceedings" on Form 10-K for the year ended December 31, 1998. In October 1999, plaintiffs filed a petition for certiorari with the U. S. Supreme Court. The petition seeks review of the U.S. Court of Appeals for the Seventh Circuit's decision reversing the denial of defendants' motion for summary judgment and dismissing the sole remaining ERISA claim against the Company.

         For information concerning a purported class action in Florida against numerous broker-dealers including Salomon Smith Barney Inc. ("SSB"), see the description that appears in the sixth paragraph under the caption Item 3. "Legal Proceedings" on Form 10-K for the year ending December 31, 1998. In October 1999, plaintiff filed a second amended complaint.

         In March 1999, a complaint seeking in excess of $250 million was filed by a hedge fund and its investment advisor against SSB in the Supreme Court of the State of New York, County of New York (MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.). Plaintiffs allege that, while acting as their prime broker SSB breached its contracts with plaintiffs, converted plaintiffs' monies, and engaged in tortious conduct, including breaching its fiduciary duties. In October 1999, the Court granted in part and denied in part SSB's motion to dismiss the complaint. The court dismissed plaintiffs' tort claims, including the breach of fiduciary duty claims, but allowed the breach of contract and conversion claims to stand. The Company intends to contest this lawsuit vigorously.


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


By:      Smith Barney Futures Management LLC
         (General Partner)


By:      /s/ David J. Vogel, President
         David J. Vogel, President

Date:     11/12/99

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. By: Smith Barney Futures Management LLC (General Partner)


By:      /s/ David J. Vogel, President
         David J. Vogel, President


Date:     11/12/99


By       /s/ Daniel A. Dantuono
         Daniel A. Dantuono
         Chief Financial Officer and
         Director

Date:     11/12/99