Form 10-K
period 1999-12-31
SMITH BARNEY DIVERSIFIED FUTURES FUND L P II
filed 2000-03-29
CIK 923660

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                      For the year ended December 31, 1999

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

                                    Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

As of February 29, 2000 Limited Partnership Units with an aggregate value of $96,659,726 were outstanding and held by non-affiliates.


                       DOCUMENTS INCORPORTED BY REFERENCE

                                      None

                                     PART I

Item 1. Business.

         (a) General development of business. Smith Barney Diversified Futures Fund L.P. II ("Partnership") is a limited partnership organized on May 10, 1994 under the Partnership laws of the State of New York. The Partnership commenced trading operations on January 17, 1996. The Partnership engages in speculative trading of commodity interests, including forward contracts on foreign currencies, commodity options and commodity futures contracts and other financial instruments, foreign currencies and stock indices.
         A Registration Statement on Form S-1 relating to the public offering became effective on August 21, 1995. Beginning August 21, 1995, 100,000 Units of Limited Partnership Interest ("Units") were publicly offered at $1,000 per Unit for a period of ninety days, subject to increase for up to an additional sixty days at the sole discretion of the general partner. Between August 21, 1995 (commencement of the offering period) and January 16, 1996, 8,529 Units were sold at $1,000 per Unit. Proceeds of the offering were held in an escrow account and were transferred, along with the General Partner's contribution of $87,000 to the Partnership's trading account on January 17, 1996 when the Partnership commenced trading. Sales of additional Units and additional general partner contributions and redemptions of Units for the year ended December 31, 1999 are reported in the Statement of Partners' Capital on page F-6 under "Item 8. Financial Statements and Supplementary Data." The general partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) an amount to entitle it to 1% of each material item of Partnership income, loss, deduction or credit and (ii) the greater of (a) 1% of the partners' contributions to the Partnership or (b) $25,000. The Partnership will be liquidated upon the first of the following to occur: December 31, 2014; the net asset value of a Unit decreases to less than $400 as of the close of any business day; or under certain circumstances as defined in the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement").
         Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The General Partner changed its form of organization from a corporation to a limited liability company on October 1, 1999. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc.
         The Partnership's trading of futures contracts on commodities is done primarily on United States and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with SSB.
         As of December 31, 1999, all commodity trading decisions are made for the Partnership by John W. Henry & Company, Inc. ("JWH"), Campbell and Company

Inc., Willowbridge Associates Inc. and Beacon Management Corporation (collectively, the "Advisors"). None of the Advisors is affiliated with the General Partner or SSB. The Advisors are not responsible for the organization or operation of the Partnership. Roy G. Neiderhoffer, Inc. was terminated as an Advisor to the Partnership on August 31, 1999. Beacon Management Corporation was added as an Advisor on February 1, 1999.
          Pursuant to the terms of the Management Agreements (the "Management Agreements"), the Partnership is obligated to pay each Advisor: (i) a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets (except that JWH will receive a monthly management fee equal to 1/3 of 1% (4% per year)) of the Partnership allocated to each Advisor as of the end of each month and
(ii) an incentive fee payable quarterly, equal to 20% of the New Trading Profits (except JWH, which will receive an incentive fee of 15% of New Trading Profits) (as defined in the Management Agreements) of the Partnership.
         The Partnership has entered into a Customer Agreement with SSB (the ACustomer Agreement@) which provides that the Partnership will pay SSB a monthly brokerage fee equal to 1/2 of 1% of month-end Net Assets allocated to the Advisors (6% per year) in lieu of brokerage commissions on a per trade basis. SSB also pays a portion of its brokerage fees to its financial consultants who have sold Units and who are registered as associated persons with the Commodity Futures Trading Commission (the "CFTC"). The Partnership pays for National Futures Association ("NFA") fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses.
         In addition, SSB pays the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. However, SSB began paying interest to the Partnership only after the amount of interest accrued equaled the total amount of offering and organizational expenses paid by SSB in connection with the Partnership's offering plus interest at the prime rate quoted by The Chase Manhattan Bank.
         (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests (including, but not limited to, futures contracts, options and forward contracts on U.S. Treasury Bills, other financial instruments, foreign currencies, stock indices and physical commodities). The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 1999, 1998 and 1997 is set forth under "Item 6. Selected Financial Data." The Partnership capital as of December 31, 1999, was $102,473,606.

         (c)  Narrative  description  of business.
              See  Paragraphs  (a) and (b) above.
             (i) through (x) - Not applicable.
             (xi) through (xii) - Not applicable.
             (xiii) - The Partnership has no employees.
         (d) Financial Information About Geographic Areas. The Partnership does not engage in sales of goods or services or own any long lived assets, and therefore this item is not applicable.
Item 2.  Properties.
         The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, SSB.
Item 3.  Legal Proceedings.
         There have been no material administrative, civil or criminal actions within the past five years against SSB or any of its individual principals and no such actions are currently pending, except as follows.
         In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust), Ameritech Corporation, and an officer of Ameritech sued Salomon Brothers Inc ("SBI") and Salomon Brothers Realty Corporation ("SBRC") in the U.S. District Court for the Northern District of Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp.). The complaint alleged that purchases by Ameritech Pension Trust from the Salomon entities of approximately

$20.9 million in participations in a portfolio of motels owned by Motels of America, Inc. and Best Inns, Inc. violated the Employee Retirement Income Security Act ("ERISA"), the Racketeer Influenced and Corrupt Organization Act ("RICO") and state law. SBI had acquired the participations issued by Motels of America and Best Inns to finance purchases of motel portfolios and sold 95% of three such issues and 100% of one such issue to Ameritech Pension Trust. Ameritech Pension Trust's complaint sought (1) approximately $20.9 million on the ERISA claim, and (2) in excess of $70 million on the RICO and state law claims as well as other relief. In various decisions between August 1993 and July 1999, the courts hearing the case have dismissed all of the allegations in the complaint against the Salomon entities. In October 1999, Ameritech appealed to the U.S. Supreme Court and in January 2000, the Supreme Court agreed to hear the case and oral argument will be heard April 17, 2000. The appeal seeks review of the decision of the U.S. Court of Appeals for the Seventh Circuit that dismissed the sole remaining ERISA claim against the Salomon entities.
         Both the Department of Labor and the Internal Revenue Service ("IRS") have advised SBI that they were or are reviewing the transactions in which Ameritech Pension Trust acquired such participations. With respect to the IRS review, SSBHI, SBI and SBRC have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989. As of the date of this report, the IRS has not issued such 30-day letters to SSBHI, SBI or SBRC.

     In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including SSB, in the U.S. Bankruptcy Court for the Central District of California. (County of Orange et al. v. Bear Stearns & Co. Inc. et al.) The complaint alleged, among other things, that the brokerage firms recommended and sold unsuitable securities to Orange County. SSB and the remaining brokerage firms settled with Orange County in mid 1999.
     In June 1998, complaints were filed in the U.S. District Court for the Eastern District of Louisiana in two actions (Board of Liquidations, City Debt of the City of New Orleans v. Smith Barney Inc. et ano. and The City of New Orleans v. Smith Barney Inc. et ano.), in which the City of New Orleans seeks a determination that Smith Barney Inc. and another underwriter will be responsible for any damages that the City may incur in the event the IRS denies tax exempt status to the City's General Obligation Refunding Bonds Series 1991. The complaints were subsequently amended. SSB has asked the court to dismiss the amended complaints. In May 1999, the Court denied SSB's motion to dismiss, but stayed the litigation because the matter was not ripe. In March 2000, the city filed a notice of discontinuance dismissing the complaint.
     In November 1998, a class action complaint was filed in the United States District Court for the Middle District of Florida (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.). The complaint alleged that, pursuant to a nationwide conspiracy, 17 broker-dealer defendants, including SSB, charged excessive mark-ups in connection with advanced refunding transactions. Among other relief, plaintiffs sought compensatory and punitive damages, restitution and/or rescission of the transactions and disgorgement of alleged excessive profits. In October 1999, the plaintiff filed a second amended complaint. SSB has asked the court to dismiss the amended complaint.
         In connection with the Louisiana and Florida matters, the IRS and SEC have been conducting an industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions.
         In December 1998, SSB was one of twenty-eight market making firms that reached a settlement with the SEC in the matter titled In the Matter of Certain Market Making Activities on NASDAQ. As part of the settlement of that matter, SSB, without admitting or denying the factual allegations, agreed to an order that required that it: (i) cease and desist from committing or causing any violations of Sections 15(c)(1) and (2) of the Securities Exchange Act of 1934 and Rules 15c1-2, 15c2-7 and 17a-3 thereunder, (ii) pay penalties totaling approximately $760,000, and (iii) submit certain policies and procedures to an independent consultant for review.
         In March 1999, a complaint seeking in excess of $250 million was filed by a hedge fund and its investment advisor against SSB in the Supreme Court of the State of New York, County of New York (MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.). The complaint included allegations that, while acting as prime broker for the hedge fund, SSB breached its contracts with plaintiffs, misused their monies, and engaged in tortious (wrongful) conduct, including breaching its fiduciary duties. SSB asked the court to dismiss the complaint in full. In October 1999, the court dismissed the tort claims, including the breach of fiduciary duty claims. The court allowed the breach of contract and misuse of money claims to stand. In December 1999, SSB filed an answer and asserted counterclaims against the investment advisor. In response to plaintiff's motion to strike the counterclaims, in January 2000, SSB amended its counterclaims against the investment advisor to seek indemnification and contribution. Plaintiffs moved to strike SSB's amended counterclaims in February 2000. SSB will continue to contest this lawsuit vigorously.
         In the course of its business, SSB, as a major futures commission merchant and broker-dealer is a party to various claims and routine regulatory investigations and proceedings that the general partner believes do not have a material effect on the business of SSB. Item 4. Submission of Matters to a Vote of Security Holders.
         There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.
                                     PART II
Item 5.   Market  for  Registrant's  Common  Equity  and Related Security Holder
          Matters.
      (a) Market Information. The Partnership has issued no stock. There is no public market for the Units of Limited Partnership Interest.

     (b) Holders. The number of holders of Units of Limited Partnership Interest as of December 31, 1999 was 5,050.
     (c) Distribution. The Partnership did not declare a distribution in 1999 or 1998.
     (d) Use of Proceeds. There were no additional sales during the twelve months ended December 31, 1999. For the twelve months ended December 31, 1998, there were additional sales of 38,309.9229 Units totaling $42,074,000 and contributions by the General Partner representing
          283.5082 Unit equivalents totaling $311,000. Proceeds from the sale of additional Units are used in the trading of commodity interests including futures contracts, options and forward contracts.

Item 6. Selected Financial Data. The Partnership commenced trading operations on January 17, 1996. Realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in net asset value per Unit for the years ended December 31, 1999 and 1998, 1997 and for the period from January 17, 1996 (commencement of trading operations) to December 31, 1996 and total assets at December 31, 1999, 1998, 1997 and 1996 were as follows:

                                                    1999             1998           1997            1996
                                               -------------   --------------  --------------    -------------
Realized and unrealized trading gains
 (losses) net of brokerage  commissions and
 clearing fees of $8,857,532, $8,891,659,
 $6,257,856 and $2,169,468,
 respectively                                 $ (21,027,791)   $  14,064,160   $    (461,654)   $   8,869,618
Interest income                                   4,658,630        4,818,279       3,634,245        1,190,687
                                              -------------    -------------   -------------    -------------
                                              $ (16,369,161)   $  18,882,439   $   3,172,591    $  10,060,305
                                              =============    =============   =============    =============
Net Income (loss)                             $ (21,048,896)   $  12,979,536   $    (313,824)   $   7,582,653
                                              =============    =============   =============    =============
Increase (decrease) in net
 asset value per unit                         $     (193.59)   $       95.43   $       (1.30)   $      185.99
                                              =============    =============   =============    =============
Total assets                                  $ 106,012,664    $ 154,692,651   $ 113,547,434    $  56,960,922
                                              =============    =============   =============    =============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
        (a) Liquidity. The Partnership does not engage in sales of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material decrease in liquidity. To minimize this risk, the Partnership follows certain policies including:
           (1) Partnership funds are invested only in futures contracts which are traded in sufficient volume to permit, in the opinion of the Advisors, ease of taking and liquidating positions.
           (2) The Partnership will not permit the churning of its commodity trading accounts. (3) No Advisor initiates additional positions in any commodity if such additional positions would result in aggregate positions for all commodities requiring as margin more than 66-2/3% of the Partnership's assets allocated to the Advisor.
           (4) The Partnership will not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or related commodities.

(5) The Partnership will not utilize borrowing except short-term borrowing if the Partnership takes delivery of any cash commodities. (6) The Advisor may, from time to time, employ trading strategies such as spread or straddles on behalf of the Partnership. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.
           The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. (See also Item 8.
Financial Statements and Supplementary Data. for further information on financial instrument risk included in the notes to financial statements.)
           Other than the risks inherent in commodity futures trading, the Partnership knows of no trends demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the Partnership will cease trading operations and liquidate all open positions upon the first to occur of the following: (i) December 31, 2014; (ii) the vote dissolve the Partnership by limited partners owning more than 50% of the Units; (iii) assignment by the General Partner of all of its interest in the Partnership or withdrawal, removal, bankruptcy or any other event that causes the General Partner to cease to be a general partner under the New York Revised Limited Partnership Act unless the Partnership is continued as described in the Limited Partnership Agreement; (iv) net asset value per Unit falls to less than $400 as of the end of any trading day; or (v) the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued.
           (b) Capital resources. (i) The Partnership has made no material commitments for capital expenditures.
              (ii)  The   Partnership's   capital   consists   of  the   capital
contributions of the partners as increased or decreased by gains or losses on commodity trading, and by expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity futures trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership may or may not be able to identify. Partnership expenses will consist of, among other things, commissions, management fees and incentive fees. The level of these expenses is dependent upon the level of trading gains or losses and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of net assets maintained. In addition, the amount of interest income payable by SSB is dependent upon interest rates over which the Partnership has no control.
           No forecast can be made as to the level of redemptions in any given period. Beginning June 30, 1996 a Limited Partner may cause all of his Units to be redeemed by the Partnership at the Net Asset Value thereof as of the last day of each month on ten days' written notice to the General Partner. No fee will be charged for redemptions. For the year ended December 31, 1999, 24,591.7470 Units were redeemed totaling $28,275,280. For the year ended December 31, 1998, 13,377.6641 Units were redeemed totaling 15,146,446. For the year ended December 31, 1997, 11,519.2474 Units were redeemed totaling $12,684,088.
           The Partnership ceased to offer Units effective March 1, 1998. For the year ended December 31, 1998, there were additional sales of 38,309.9229 Units totaling $42,074,000 and contributions by the General Partner representing
283.5082 Units equivalents  totaling  $311,000.  For the year ended December 31,

1997, there were additional sales of 61,154.0723 Units totaling $68,708,600 and contributions by the General Partner representing 505.8725 Unit equivalents totaling $571,000.
           (c) Results of Operations. For the year ended December 31, 1999 the net asset value per unit decreased 15.9% from $1,219.19 to $1,025.60. For the year ended December 31, 1998 the net asset value per Unit increased 8.5% from $1,123.76 to $1,219.19. For the year ended December 31, 1997, the net asset value per Unit decreased 0.1% from $1,125.06 to $1,123.76.
           The Partnership experienced net trading losses of $12,170,259 before commissions and expenses in 1999. These losses were primarily attributable to losses incurred in the trading of non-U.S. interest rates, indices, metals, gains, softs, livestock and currencies and were partially offset by gains experienced in the trading of U.S. interest rates and energy.
           The Partnership experienced net trading gains of $22,955,819 before commissions and expenses in 1998. These gains were primarily attributable to trading in currencies, U.S. and non-U.S. interest rates products and livestock and were partially offset by losses in grains, metals, softs and indices.
           The Partnership experienced net trading gains of $5,796,202 before commissions and expenses in 1997. These gains were primarily attributable to the trading of U.S. and non-U.S. interest rates, metals, indices and foreign currencies. However, these trading gains were partially offset by losses experienced in the trading of energy, grains, livestock and softs.

           Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.
      (d)Operational Risk
         The Partnership is directly exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.
Such risks  include:
Operational/Settlement Risk - the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership is subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets.
Technological Risk - the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership's ability to gather, process, and communicate information efficiently and securely, without interruption, with customers, among units within the Partnership, and in the markets where the
Partnership   participates.
Legal/Documentation Risk - the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.
Financial Control Risk - the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management's authorization, and that financial information utilized by management and communicated to external parties, including the Partnership's unitholder, creditors, and regulators, is free of material errors.
Risk of Computer System Failure (Year 2000 Issue)
                  SSBHI's computer systems and business processes successfully handled the date change from December 31, 1999 to January 1, 2000. SSBHI is not aware of any significant year 2000 problems encountered internally or with the third parties with which it interfaces, including customers and counterparties, the global financial market infrastructure, and the utility infrastructure on which all corporations rely.
                  Based on operations since January 1, 2000, SSBHI does not expect any significant impact to its ongoing business as a result of the year 2000 issue. However, it is possible that the full impact of year 2000 issues has not been fully recognized and no assurances can be given that year 2000 problems will not emerge.
                  The pretax costs associated with required system modifications and conversions totaled approximately $130 million. These costs were funded through operating cash flow and expensed in the period in which they were incurred.
                  The expenditures and the General Partner's resources dedicated to the preparation for Year 2000 did not have a material impact on the operation or results of the Partnership.
                  The most likely and most significant risk to the Partnership associated with the lack of Year 2000 readiness is the failure of outside organizations, including the commodities exchanges, clearing organizations, or regulators with which the Partnership interacts to resolve their Year 2000 issues in a timely manner. This risk could involve the inability to determine the value of the Partnership at some point in time and would make effecting purchases or redemptions of Units in the Partnership infeasible until such valuation was determinable.

    (e)  New Accounting Pronouncements
         The Partnership adopted Statement on Financial Accounting Standards No. 133 ("SFAS 133"), Accounting For Derivative Financial Instruments and Hedging Activities, on January 1, 1999. SFAS 133 requires that an entity recognize all derivative instruments in the statement of financial condition and measure those financial instruments at fair value. SFAS 133 has no impact on Partners' Capital and operating results as all derivative instruments are recorded at fair value, with changes therein reported in the statement of income and expenses.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Introduction
         The Partnership is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Partnership's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership's main line of business.
         Market movements result in frequent changes in the fair market value of the Partnership's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification results among the Partnership's open positions and the liquidity of the markets in which it trades.
         The Partnership rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership's past performance is not necessarily indicative of its future results.
         Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.
Quantifying the Partnership's Trading Value at Risk
         The following quantitative disclosures regarding the Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).
         The Partnership's risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the Partnership's mark-to-market accounting, any loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings (realized or unrealized).
     Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

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

The Partnership's Trading Value at Risk in Different Market Sectors
         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 1999. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 1999, the Partnership's total capitalization was $102,473,606.

                                December 31, 1999
                                                                Year to Date
                                            % of Total     High           Low
Market Sector              Value at Risk  Capitalization  Value at Risk  Value at Risk
----------------------------------------------------------------------------------
Currencies
- OTC Contracts               $ 1,720,429       1.68%    $ 3,072,042   $ 2,199,833
- Exchange Traded Contracts     1,049,175       1.03%      2,724,264     1,125,696
Energy                          2,328,200       2.27%      3,097,700     2,287,000
Grains                            382,900       0.37%      1,066,275       403,800
Interest rates U.S.             1,902,900       1.86%      3,125,500     1,504,634
Interest rates Non-U.S          2,606,214       2.54%      6,364,023     4,304,901
Livestock                         133,625       0.13%        496,796       253,575
Metals                          1,510,250       1.47%      3,103,800     1,354,300
Softs                           1,494,803       1.46%      2,485,987     1,245,255
Stock Indices                   1,324,983       1.29%      5,983,258     2,566,317
                              -----------       ----
Total                         $14,453,479      14.10%
                              ===========      ======

     As of December 31, 1998, the Partnership's total capitalization was $151,797,782.


                         December 31, 1998

                                             % of Total
Market Sector               Value at Risk  Capitalization

Currencies
- OTC Contracts               $ 3,585,707       2.36%
- Exchange Traded Contracts       407,950       0.27%
Energy                          1,783,000       1.17%
Grains                            434,400       0.29%
Interest rate U.S.              1,261,900       0.83%
Interest rates Non-U.S          4,400,489       2.90%
Livestock                         169,300       0.11%
Metal                           1,666,300       1.10%
Softs                           1,260,507       0.83%
Indices                         1,999,807       1.32%
                              -----------   ---------

Total                         $16,969,360      11.18%
                              ===========   =========

Material Limitations on Value at Risk as an Assessment of Market Risk
         The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions -- unusual, but historically recurring from time to time -- could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table -- as well as the past performance of the Partnership -- give no indication of this "risk of ruin."

Non-Trading Risk
         The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.
         Materiality as used in this section, "Qualitative and Quantitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership's market sensitive instruments.
Qualitative Disclosures Regarding Primary Trading Risk Exposures
         The following qualitative disclosures regarding the Partnership's market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long- term. Investors must be prepared to lose all or substantially all of their investment in the Partnership
         The following were the primary trading risk exposures of the Partnership as of December 31, 1999, by market sector.
         Interest Rates. Interest rate risk is the principal market exposure of the Partnership. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes futures positions on the government debt of smaller nations -- e.g., Australia. The General Partner anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future. The changes in interest rates which have the most effect on the Partnership are changes in long-term, as opposed to short-term, rates. Consequently, even a material change in short-term rates would have little effect on the Partnership were the medium- to long-term rates to remain steady.

         Currencies. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a functional currency other than dollars.
         Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. As of
December 31, 1999, the Partnership's primary exposures were in the S&P 500, Financial Times (England), Nikkei (Japan) and Hang Seng (Hong Kong) stock indices. The General Partner anticipates little, if any, trading in non-G-7 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)
         Metals. The Partnership's primary metal market exposure is to fluctuations in the price of gold and silver. Although certain of the Advisors will from time to time trade base metals such as aluminum and copper, the principal market exposures of the Partnership have consistently been in the precious metals, gold and silver. The Advisors' gold trading has been increasingly limited due to the long-lasting and mainly non-volatile decline in the price of gold over the last 10-15 years. However, silver prices have remained volatile over this period, and the Advisors have from time to time taken substantial positions as they have perceived market opportunities to develop. The General Partner anticipates that gold and silver will remain the primary metals market exposure for the Partnership.

     Softs. The Partnership's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Coffee, cocoa, cotton and sugar accounted for the substantial bulk of the Partnership's commodity exposure as of December 31, 1999.
     Energy. The Partnership's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.
Qualitative Disclosures Regarding Non-Trading Risk Exposure
     The following were the only non-trading risk exposures of the Partnership as of December 31, 1999.
     Foreign Currency Balances. The Partnership's primary foreign currency balances are in Japanese yen, German marks, British pounds and French francs.

The Advisor regularly converts foreign currency balances to dollars in an attempt to control the Partnership's non-trading risk.
Qualitative Disclosures  Regarding  Means of Managing  Risk  Exposure.
     The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject.
     The General Partner monitors the Partnership's performance and the concentration of its open positions, and consults with the Advisors concerning the Partnership's overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require certain of the Advisors to close out individual positions as well as enter programs traded on behalf of the Partnership. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisors' own risk control policies while maintaining a general supervisory overview of the Partnership's market risk exposures.
     Each Advisor applies its own risk management policies to its trading. The Advisors often follow diversification guidelines, margin limits and stop loss points to exit a position. The Advisors' research of risk management often suggests ongoing modifications to their trading programs.
     As part of the General Partner's risk management, the General Partner periodically meets with the Advisors to discuss their risk management and to look for any material changes to the Advisors' portfolio balance and trading techniques. The Advisors are required to notify the General Partner of any material changes to their programs.

Item 8.  Financial Statements and Supplementary Data

                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
                          INDEX TO FINANCIAL STATEMENTS


                                                             Page
                                                             Number

   Oath or Affirmation                                        F-2

   Report of Independent Accountants.                         F-3

   Financial Statements:
   Statement of Financial Condition at
   December 31, 1999 and 1998.                                F-4

   Statement of Income and Expenses for
   the years ended December 31, 1999,
   1998 and 1997.                                             F-5

   Statement of Partners' Capital for
   the years ended December 31, 1999, 1998
   and 1997.                                                  F-6

   Notes to Financial Statements.                          F-7 - F-10






                                       F-1
                                    Continued

                           To The Limited Partners of
                  Smith Barney Diversified Futures Fund L.P. II

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.







By:  Daniel A. Dantuono, Chief Financial Officer
     Smith Barney Futures Management LLC
     General Partner, Smith Barney Diversified
     Futures Fund L.P. II

     Smith Barney Futures Management LLC
     390 Greenwich Street
     1st Floor
     New York, N.Y. 10013
     212-723-5424

                        Report of Independent Accountants

To the Partners of
   Smith Barney Diversified Futures Fund L.P. II:

In our opinion, the accompanying statement of financial condition and the related statements of income and expenses and of partners' capital present fairly, in all material respects, the financial position of Smith Barney Diversified Futures Fund L.P. II at December 31, 1999 and 1998, and the results of its operations for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the management of the General Partner; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                                     PricewaterhouseCoopers LLP

New York, New York
February 25, 2000

                  Smith Barney Diversified Futures Fund L.P. II
                        Statement of Financial Condition
                           December 31, 1999 and 1998


Assets:                                              1999           1998
Equity in commodity futures trading account:
   Cash (Note 3c)                                $101,629,135   $146,338,218
   Net unrealized appreciation on open
    futures contracts                               4,026,105      7,931,171
                                                 ------------   ------------
                                                  105,655,240    154,269,389
Interest receivable                                   357,424        423,262
                                                 ------------   ------------
                                                 $106,012,664   $154,692,651
                                                 ------------   ------------

Liabilities and Partners' Capital:
Liabilities:
  Accrued expenses:
   Commissions                                   $    540,229   $    788,297
   Management fees                                    238,436        344,022
   Incentive fees                                        --          236,839
   Professional fees                                   80,860         48,443
   Other                                               13,116         11,537
  Redemptions payable (Note 5)                      2,666,417      1,465,731
                                                 ------------   ------------
                                                    3,539,058      2,894,869
                                                 ------------   ------------
Partners' capital (Notes 1 and 6):
  General Partner, 1,287.3915 Unit equivalents
   outstanding in 1999 and 1998                     1,320,349      1,569,575
  Limited Partners, 98,628.3984 and
   123,220.1454 Units of Limited
   Partnership Interest outstanding in
   1999 and 1998, respectively                    101,153,257    150,228,207
                                                 ------------   ------------
                                                  102,473,606    151,797,782
                                                  ------------   -----------
                                                 $106,012,664   $154,692,651
                                                 ------------   ------------

See notes to financial statements.

                  Smith Barney Diversified Futures Fund L.P. II
                        Statement of Income and Expenses
                               for the years ended
                        December 31, 1999, 1998 and 1997


                                                                1999            1998             1997
Income:
  Net gains (losses) on trading of commodity interests:
   Realized gains (losses) on closed positions             $ (8,265,193)   $ 24,030,158    $ (1,202,278)
   Change in unrealized gains (losses) on open positions     (3,905,066)     (1,074,339)      6,998,480
                                                           ------------    ------------    ------------
                                                            (12,170,259)     22,955,819       5,796,202
  Less, Brokerage commissions including clearing fees
   of $321,934, $201,707 and $164,059, respectively
   (Note 3c)                                                 (8,857,532)     (8,891,659)     (6,257,856)
                                                           ------------    ------------    ------------
  Net realized and unrealized gains (losses)                (21,027,791)     14,064,160        (461,654)
  Interest income (Note 3c)                                   4,658,630       4,818,279       3,634,245
                                                           ------------    ------------    ------------
                                                            (16,369,161)     18,882,439       3,172,591
                                                           ------------    ------------    ------------
Expenses:
  Management fees (Note 3b)                                   3,463,948       3,553,437       2,545,702
  Incentive fees (Note 3b)                                    1,024,143       1,998,362         314,930
  Professional fees                                             157,460         318,739         575,843
  Other expenses                                                 34,184          32,365          49,940
                                                           ------------    ------------    ------------
                                                              4,679,735       5,902,903       3,486,415
                                                           ------------    ------------    ------------
Net income (loss)                                          $(21,048,896)   $ 12,979,536    $   (313,824)
                                                           ------------    ------------    ------------

Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent (Notes 1    $    (193.59)   $      95.43    $      (1.30)
  and 6)                                                  --------------    -----------    -------------

See notes to financial statements.

                            Smith Barney Diversified
                              Futures Fund L.P. II
                         Statement of Partners' Capital
                               for the years ended
                        December 31, 1999, 1998 and 1997

                                                  Limited Partners   General Partner       Total
Partners' capital at December 31, 1996             $  54,737,709    $     560,295    $  55,298,004
Net loss                                                (310,653)          (3,171)        (313,824)
Sale of 61,154.0723 Units of Limited Partnership
  Interest and General Partner's contribution
  representing 505.8725 Unit equivalents              68,708,600          571,000       69,279,600
Redemption of 11,519.2474 Units of Limited
  Partnership Interest                               (12,684,088)            --        (12,684,088)
                                                   -------------    -------------    -------------
Partners' capital at December 31, 1997               110,451,568        1,128,124      111,579,692
Net income                                            12,849,085          130,451       12,979,536
Sale of 38,309.9229 Units of Limited Partnership
  Interest and General Partner's contribution
  representing 283.5082 Unit equivalents              42,074,000          311,000       42,385,000
Redemption of 13,377.6641 Units of Limited
  Partnership Interest                               (15,146,446)            --        (15,146,446)
                                                   -------------    -------------    -------------
Partners' capital at December 31, 1998               150,228,207        1,569,575      151,797,782
Net loss                                             (20,799,670)        (249,226)     (21,048,896)
Redemption of 24,591.7470 Units of Limited
  Partnership Interest                               (28,275,280)            --        (28,275,280)
                                                   -------------    -------------    -------------
Partners' capital at December 31, 1999             $ 101,153,257    $   1,320,349    $ 102,473,606
                                                   -------------    -------------    -------------

See notes to financial statements.

                            Smith Barney Diversified
                              Futures Fund L.P. II
                          Notes to Financial Statements

1.  Partnership Organization:
    Smith Barney Diversified Futures Fund L.P. II (the "Partnership") is a limited partnership which was organized on May 10, 1994 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. Between August 21, 1995 (commencement of the offering period) and January 16, 1996, 8,529 Units of Limited Partnership Interest ("Units") were sold at $1,000 per Unit. The proceeds of the initial offering were held in an escrow account until January 17, 1996, at which time they were turned over to the Partnership for trading. The Partnership continued to offer Units during the continuous offering period. The Partnership is authorized to sell 100,000 Units during the public offering period of the Partnership. Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The General Partner changed its form of organization from a corporation to a limited liability company on October 1, 1999. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of his initial capital contribution and profits, if any, net of distributions. The Partnership will be liquidated upon the first to occur of the following: December 31, 2014; the net asset value of a Unit decreases to less than $400 as of a close of any business day; or under certain other circumstances as defined in the Limited Partnership Agreement.
2.  Accounting Policies:
     a. All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized values on commodity interests are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.
     b. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on his share of the Partnership's income and expenses.

     c. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                            Smith Barney Diversified
                              Futures Fund L.P. II
                          Notes to Financial Statements
3.  Agreements:
    a. Limited Partnership Agreement:
       The  General  Partner   administers  the  business  and  affairs  of  the
       Partnership including selecting one or more advisors to make trading decisions for the Partnership.
    b. Management Agreements:
       The General Partner, on behalf of the Partnership, has entered into Management Agreements with John W. Henry & Company, Inc. ("JWH"), Campbell & Co., Inc., Willowbridge Associates Inc. and Beacon Management Corporation (collectively, the "Advisors"), registered commodity trading advisors. The Advisors are not affiliated with one another and none is affiliated with the General Partner or SSB and are not responsible for the organization or operation of the Partnership. The Partnership will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor except JWH, which will receive a monthly management fee equal to 1/3 of 1% (4% per year) of month-end Net Assets. In addition, the Partnership is obligated to pay each Advisor an incentive fee payable quarterly equal to 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership, except JWH, which will receive an incentive fee of 15% of New Trading Profits. Millburn Ridgefield Corporation and ARA Portfolio Management Company, L.L.C. were terminated as Advisors to the Partnership on January 31, 1999. Beacon Management Corporation and Roy G. Niederhoffer Co., Inc. were added as Advisors on February 1, 1999. Roy G. Neiderhoffer, Inc. was terminated as an advisor to the Partnership on August 31, 1999.
    c. Customer Agreement:
       The Partnership has entered into a Customer Agreement which provides that the Partnership will pay SSB a monthly brokerage fee equal to 1/2 of 1% (6% per year) of month-end Net Assets, as defined, in lieu of brokerage commissions on a per trade basis. SSB will pay a portion of brokerage fees to its financial consultants who have sold Units in this Partnership. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Partnership will pay for National Futures Association ("NFA") fees, exchange, clearing, user, give-up and floor brokerage fees. All of the Partnership's assets are deposited in the Partnership's account at SSB. The Partnership's cash is deposited by SSB in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 1999 and 1998, the amount of cash held for margin requirements was $17,283,509 and $18,983,738, respectively. SSB has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.
4.  Trading Activities:
    The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Partnership's trading activity are shown in the statement of income and expenses. All of the commodity interests, owned by the Partnership, are held for trading

                            Smith Barney Diversified
                              Futures Fund L.P. II
                          Notes to Financial Statements

    purposes. The average fair value during the years ended December 31, 1999 and 1998, based on a monthly calculation, was $7,397,780 and $8,531,763, respectively. The fair value of these commodity interests, including options thereon, if applicable, at December 31, 1999 and 1998 was $4,026,105 and $7,931,171, respectively, as detailed below.

                                             Fair Value
                                   December 31,    December 31,
                                       1999           1998
Currencies:
    -Exchange Traded Contracts    $   320,385    $  (260,990)
    -OTC Contracts                    305,278     (1,219,718)
Energy                                880,171        316,796
Grains                                 93,138        446,680
Interest Rates U.S.                 1,254,924       (588,909)
Interest Rates Non-U.S               (106,494)     7,311,953
Livestock                             (71,300)       214,540
Metals                                318,282        790,656
Softs                                 548,382        853,554
Indices                               483,339         66,609
                                  -----------    -----------
Total                             $ 4,026,105    $ 7,931,171
                                  -----------    -----------
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

6.  Net Asset Value Per Unit:
    Changes in the net asset value per Unit of Partnership interest for the years ended December 31, 1999, 1998 and 1997 were as follows:


                                                      1999       1998          1997

Net realized and unrealized gains (losses)       $ (193.82)   $  103.15     $  (0.92)
Interest income                                      40.81        41.25        43.48
Expenses                                            (40.58)      (48.97)      (43.86)
                                                  ---------    ---------    ---------
Increase (decrease) for period                     (193.59)       95.43        (1.30)
Net asset value per Unit, beginning of year       1,219.19     1,123.76     1,125.06
                                                  ---------    ---------    ---------
Net asset value per Unit, end of year            $1,025.60    $1,219.19    $1,123.76
                                                  ---------    ---------    ---------


7.  Financial Instrument Risks:
    The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts

                            Smith Barney Diversified
                              Futures Fund L.P. II
                          Notes to Financial Statements

    are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract. Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions (see table in Note 4). The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB. The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions. The notional or contractual amounts of these instruments, while appropriately not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of December 31, 1999. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.
8.  Subsequent Event:
    On January 31, 2000 there were additional redemptions of 2,044.0347 Units totaling $2,134,831.
9.  New Accounting Pronouncements
    The Partnership adopted Statement on Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Financial Instruments and Hedging Activities, on January 1, 1999. SFAS 133 requires that an entity recognize all derivative instruments in the statement of financial condition and measure those financial instruments at fair value. SFAS 133 has no impact on Partners' Capital and operating results as all derivative instruments are recorded at fair value, with changes therein reported in the statement of income and expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
          During   the  last   two   fiscal  years  and any  subsequent  interim
period, no independent accountant who was engaged as the principal accountant to audit the Partnership's financial statements has resigned or was dismissed.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
          The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management LLC. As of December 31, 1999, investment decisions were being made by John W. Henry & Company Inc., Campbell and Company Inc., Willowbridge Associates Inc. and Beacon Management Corporation (collectively, the "Advisors").
Item 11.  Executive Compensation.
          The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management LLC, its General Partner. SSB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item
1. Business." Brokerage commissions and clearing fees of $8,857,532 were paid for the year ended December 31, 1999. Management fees and incentive fees of $3,463,948 and $1,024,143, respectively, were paid to the Advisors for the year ended December 31, 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
                 (a). Security ownership of certain beneficial owners. As of March 1, 2000, the Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.
                 (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 1,287.3915 Units (1.3%) of Limited Partnership Interest as of December 31, 1999.
                 (c).  Changes in control.   None.
Item 13.   Certain Relationship and Related Transactions.
                   Salomon Smith Barney Inc. and Smith Barney Futures Management LLC would be considered promoters for purposes of item 404 (d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under "Item 1. Business", "Item 8. Financial Statements and Supplementary Data." and AItem 11. Executive Compensation."

                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
         (a) (1) Financial Statements:
                 Statement of Financial Condition at December 31, 1999 and 1998.
                 Statement  of Income and  Expenses for the years ended
                 December  31,  1999,  1998  and  1997.

                    Statement of Partners'  Capital for the years ended December
                         31, 1999, 1998 and 1997.
              (2) Financial Statement Schedules: Financial Data Schedule for the year ended December 31, 1999.
              (3)  Exhibits:
               3.1 - Limited Partnership Agreement (filed as Exhibit 3.1 to the Registration Statement on Form S-1 (FileNo. 33-79244 and incorporated herein by reference).
               3.2 - Certificate of Limited Partnership of the Partnership as filed in the office of the County Clerk of New York County (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (Filed No. 33-79244) and incorporated herein by reference).
               10.1-Customer  Agreement between the Partnership and Smith Barney
                    (filed as Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 33-79244) and incorporated herein by reference).
               10.2-Subscription   Agreement  (filed  as  Exhibit  10.2  to  the
                    Registration Statement on Form S-1 (File No. 33-29144) and incorporated herein by reference).
               10.3-Escrow  Instructions  relating  to  escrow  of  subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 33-79244) and incorporated herein by reference).
               10.4-Management  Agreement  among the  Partnership,  the  General
                    Partner and Chesapeake Capital Corporation (filed as

                         Exhibit 10.5 to the Registration Statement on Form S-1 (File No.
                         33-79244) and incorporated herein by reference).
                    10.5-Management Agreement among the Partnership, the General
                         Partner and John W. Henry & Co. Inc.  (filed as Exhibit
                         10.6 to the Registration Statement on Form S-1 (File No. 33-79244) and incorporated herein by reference)
                    10.6-Management Agreement among the Partnership, the General
                         Partner and Millburn  Ridgefield  Corporation (filed as
                         Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 33-79244) and incorporated herein by reference).
                    10.7-Management Agreement among the Partnership, the General
                         Partner  and  Willowbridge  Associates  Inc.  (filed as
                         Exhibit 10.7 to the Form 10-K for the year ended December 31, 1997).
                    10.8-Management   Agreement  among  the   Partnership,   the
                         General Partner and ARA Portfolio Management Company, L.L.C. (filed as Exhibit 10.8 to the Form 10-K for the year ended December 31, 1997).
                    10.9-Letter  from  General  Partner  terminating  Management
                         Agreement with Chesapeake Capital Corporation (filed as
                         Exhibit 10.9 to the Form 10-K for the year ended December 31, 1997).

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

                    10.12-  Letters   from  the  General   Partner   terminating
                         Management    Agreement   with   Millburn    Ridgefield
                         Corporation
                          (previously filed).

                    10.13-  Letter   from  the   General   Partner   terminating
                         Management Agreement with ARA Portfolio Management (previously filed)

                    10.14-  Management  Agreement  among  the  Partnership,  the
                         General  Partner  and  Beacon  Management   Corporation
                         (previously filed).

                    10.15-  Management  Agreement  among  the  Partnership,  the
                         General Partner and Roy G. Neiderhoffer Co., Inc. (previously filed).

                    10.16- Letters extending Management  Agreements with John W.
                         Henry & Company Inc., Campbell & and Company, Inc. and Willowbridge Associates Inc. for 1998 (previously filed).

                    10.17- Letters extending the Management Agreements with John
                         W. Henry & Company Inc., Campbell & Company, Inc., Willowbridge Associates Inc. and Beacon Management Corporation for 1999 (filed herein)

                    10.18-  Letter   from  the   General   Partner   terminating
                         Management Agreement with Roy G. Neiderhoffer Co., Inc. (filed herein)

         (b) Reports on 8-K:  None Filed.

         Supplemental Information To Be Furnished With Reports Filed Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.


Annual Report to Limited Partners

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 30th day of March 2000.


SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II


By:       Smith Barney Futures Management LLC
          (General Partner)



By        /s/        David J. Vogel
          David J. Vogel, President & Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

/s/     David J. Vogel                            /s/     Jack H. Lehman III
David J. Vogel                                    Jack H. Lehman III
Director, Principal Executive                     Chairman and Director
Officer and President

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