Form 10-Q
period 2000-06-30
SMITH BARNEY DIVERSIFIED FUTURES FUND L P II
filed 2000-08-14
CIK 923660

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended June 30, 2000

Commission File Number 0-22491


                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
             (Exact name of registrant as specified in its charter)


      New York                                           13-3769020
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

                     c/o Smith Barney Futures Management LLC
                           388 Greenwich St. - 7th Fl.
                            New York, New York 10013
              (Address and Zip Code of principal executive offices)

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

         Item 1.     Financial Statements:

                     Statement of Financial Condition at
                     June 30, 2000 and December 31,
                     1999 (unaudited).                                   3

                     Statement of Income and Expenses
                     and Partners'  Capital for
                     the three and six months ended
                     June 30, 2000 and 1999(unaudited).                  4

                     Notes to Financial Statements
                     (unaudited)                                       5 - 8

         Item 2.     Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations                                        9 - 10

         Item 3.     Quantitative and Qualitative Disclosures
                     of Market Risk                                   11 - 12

PART II - Other Information                                           13 - 15

                                     PART I

                          Item 1. Financial Statements


                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
                        STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)


                                                   JUNE 30,                DECEMBER 31,
                                                     2000                      1999
                                               ------------------        ------------------

ASSETS:

Equity in commodity futures trading account:
  Cash                                              $ 85,444,826             $ 101,629,135

  Net unrealized appreciation on open
  futures contracts                                    1,628,511                 4,026,105

                                               ------------------        ------------------

                                                      87,073,337               105,655,240

Interest receivable                                      286,719                   357,424
                                               ------------------        ------------------

                                                    $ 87,360,056             $ 106,012,664
                                               ==================        ==================

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

 Accrued expenses:
  Commissions                                          $ 429,165                 $ 540,229
  Management fees                                        225,467                   238,436
  Other                                                   58,980                    93,976
 Redemptions Payable                                   1,153,393                 2,666,417

                                               ------------------        ------------------

                                                       1,867,005                 3,539,058

                                               ------------------        ------------------
Partners' Capital:


General Partner, 1,287.3915 Unit equivalents
  outstanding in 2000 and 1999                         1,287,430                 1,320,349

Limited Partners, 84,202.7994 and 98,628.3984
  Units of Limited Partnership
  Interest outstanding in 2000 and 1999,
  respectively                                        84,205,621               101,153,257
                                               ------------------        ------------------

                                                      85,493,051               102,473,606

                                               ------------------        ------------------

                                                    $ 87,360,056             $ 106,012,664

                                               ==================        ==================

See Notes to Financial Statements.
                                               3

                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                       THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                            JUNE 30,                            JUNE 30,
                                                  ------------------------------     -------------------------------
                                                      2000             1999              2000             1999

                                                  -------------    -------------     -------------    --------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains on closed positions               $ 3,193,640      $ 5,274,685       $ 2,619,612       $ 3,412,681
  Change in unrealized gain (losses) on open
   positions                                        (2,395,173)       3,650,108        (2,397,594)        2,800,953

                                                  -------------    -------------     -------------    --------------

                                                       798,467        8,924,793           222,018         6,213,634
Less, brokerage commissions including clearing
  fees of $71,851, $112,932, $128,514 and
  $166,731, respectively                            (1,498,542)      (2,505,739)       (3,136,679)       (4,915,209)

                                                  -------------    -------------     -------------    --------------

  Net realized and unrealized gains (losses)          (700,075)       6,419,054        (2,914,661)        1,298,425



  Interest income                                      922,698        1,241,669         1,947,744         2,493,648

                                                  -------------    -------------     -------------    --------------

                                                       222,623        7,660,723          (966,917)        3,792,073

                                                  -------------    -------------     -------------    --------------


Expenses:
  Management fees                                      703,489          960,673         1,397,246         1,901,065
  Other                                                 32,778           26,305            67,756            94,703
  Incentive fees                                             -          768,058                 -           907,092

                                                  -------------    -------------     -------------    --------------

                                                       736,267        1,755,036         1,465,002         2,902,860

                                                  -------------    -------------     -------------    --------------

  Net income (loss)                                   (513,644)       5,905,687        (2,431,919)          889,213

  Redemptions                                       (6,025,587)      (5,536,585)      (14,548,636)      (10,548,726)

                                                  -------------    -------------     -------------    --------------

  Net increase (decrease) in Partners' capital      (6,539,231)         369,102       (16,980,555)       (9,659,513)

Partners' capital, beginning of period              92,032,282      141,769,167       102,473,606       151,797,782

                                                  -------------    -------------     -------------    --------------

Partners' capital, end of period                  $ 85,493,051     $ 142,138,269     $ 85,493,051     $ 142,138,269
                                                  -------------    -------------     -------------    --------------

Net asset value per Unit
  (85,490.1909 and 115,711.3848 Units outstanding
  at June 30, 2000 and 1999, respectively)          $ 1,000.03       $ 1,228.39        $ 1,000.03        $ 1,228.39
                                                  -------------    -------------     -------------    --------------


Net gain (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent         $ (5.06)         $ 49.46          $ (25.57)           $ 9.20
                                                  -------------    -------------     -------------    --------------


See Notes to Financial Statements
                                        4

                  Smith Barney Diversified Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2000
                                   (Unaudited)

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

        Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of June 30, 2000, all trading decisions are made for the Partnership by John W. Henry & Company, Inc., Campbell & Co., Inc., Willowbridge Associates Inc., Stonebrook Capital Management, Inc. and Beacon Management Corporation (collectively, the "Advisors"). Effective July 1, 2000, John W. Henry & Company, Inc. was terminated as an Advisor and Graham Capital Management L.P. was added as an Advisor on the same date.

         The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at June 30, 2000 and December 31, 1999 and the results of its operations for the three and six months ended June 30, 2000 and 1999. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

         Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                  Smith Barney Diversified Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2000
                                   (Continued)



2.             Net Asset Value Per Unit:

        Changes in net asset value per Unit for the three and six months ended June 30, 2000 and 1999 were as follows:

                                                          THREE-MONTHS ENDED              SIX-MONTHS ENDED
                                                             JUNE 30,                         JUNE 30,
                                                      2000            1999              2000           1999
                                                -------------    --------------     ------------    -----------

Net realized and unrealized
  gains (losses)                                $   (7.14)       $   53.76           $  (30.71)    $   12.62
Interest income                                     10.34            10.43               20.86         20.62
Expenses                                            (8.26)          (14.73)             (15.72)       (24.04)
                                                ----------        ----------          ----------     ----------

Increase(decrease) for period                       (5.06)           49.46              (25.57)         9.20

Net Asset Value per Unit,
  beginning of period                            1,005.09         1,178.93            1,025.60      1,219.19
                                               ----------        ----------           ----------     ---------

Net Asset Value per Unit
        end of period                           $1,000.03        $1,228.39           $1,000.03     $1,228.39
                                               ==========        =========           ==========     =========


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

        All of the commodity interests owned by the Partnership, are held for trading purposes. The average fair value during the periods ended June 30, 2000 and December 31, 2000, based on a monthly calculation, was $5,486,576 and $7,397,780, respectively. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 2000 and December 31, 1999, was $1,628,511 and $4,026,105, respectively, as detailed below.

                                                            Fair Value
                                                      June 30,   December 31,
                                                     2000             1999
                                               --------------     ------------

Currency:
 - Exchange Traded Contracts                        $  (68,820)     $  320,385
 - OTC Contracts                                      (169,631)        305,278
Energy                                               1,373,352         880,171
Grains                                                 629,495          93,138
Interest Rates U.S.                                    295,713       1,254,924
Interest Rates Non-U.S.                               (239,936)       (106,494)
Livestock                                               38,250         (71,300)
Metals                                                (646,723)        318,282
Softs                                                  335,639         548,382
Indices                                                 81,172         483,339
                                                     ----------     ----------

Total                                               $1,628,511      $4,026,105
                                                    ===========     ==========


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

        The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of June 30, 2000. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources


        The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 2000.

        The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits if any.

        For the six months ended June 30, 2000, Partnership capital decreased 16.6% from $102,473,606 to $85,493,051. This decrease was attributable to the redemption of 14,425.5990 Units resulting in an outflow of $14,548,636 coupled with a net loss from operations of $2,431,919 for the six months ended June 30, 2000. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

        During the Partnership's second quarter of 2000, the net asset value per unit decreased 0.5% from $1,005.09 to $1,000.03, as compared to an increase of 4.2% in the second quarter of 1999. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2000 of $798,467. Gains were primarily attributable to the trading of commodity futures in currencies, softs and energy and were partially offset by losses in grains, U.S. and non-U.S. interest rates, metals, livestock and indices. The
Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 1999 of $8,924,793. Gains were primarily attributable to the trading of commodity futures in currencies, energy, grains, U.S. and non U.S. interest rates and metals and were partially offset by losses recognized in the trading of livestock, indices and softs.

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

Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three and six months ended June 30, 2000 decreased by $318,971 and $545,904, respectively, as compared to the corresponding periods in 1999.

        Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and therefore, are affected by trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and six months ended June 30, 2000 decreased by $1,007,197 and $1,778,530, respectively, as compared to the corresponding periods in 1999.

        Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2000 decreased by $257,184 and $503,819, respectively, as compared to the corresponding periods in 1999.

        Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. No incentive fees were earned for the three and six months ended June 30, 2000. Trading performance for the three and six months ended June 30, 1999 resulted in incentive fees of $768,058 and $907,092, respectively.

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

        The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category at June 30, 2000. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2000, the Partnership's total capitalization was $85,493,051. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1999.

                                  June 30, 2000
                                   (Unaudited)

                                                                           Year to Date
                                               % of Total          High                    Low
Market Sector                Value at Risk   Capitalization     Value at Risk          Value at Risk
----------------------------------------------------------------------------------------------------

Currencies:
 - Exchange Traded Contracts    $  480,391       0.56%           $2,848,182               $  480,391
 - OTC Contracts                 1,152,068       1.35%            2,855,526                1,152,068
Energy                           2,228,300       2.61%            3,867,500                1,311,450
Grains                             492,500       0.57%            1,362,550                  325,200
Interest Rates U.S.                330,300       0.38%            2,045,100                  330,300
Interest Rates Non-U.S.          1,873,544       2.19%            5,017,546                1,873,544
Livestock                          222,750       0.26%              269,045                   45,194
Metals                             689,150       0.81%            1,847,100                  689,150
Softs                              495,550       0.58%            1,615,154                  495,550
Indices                          1,688,905       1.98%            2,659,715                1,240,264
                               -----------      ------

Total                           $9,653,458      11.29%
                                ==========      ======



                            PART II OTHER INFORMATION

Item 1. Legal Proceedings -

        For information concerning a suit filed by Harris Trust Savings Bank (as trustee for the Ameritech Pension Trust) and others against Salomon Brothers Inc., and Salomon Brothers Realty Corp., see the description that appears in the second and third paragraphs under the caption "Legal Proceedings" of the Annual Report on Form 10-K of the Partnership for the year ended December 31, 1999, which description is included as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein, and in the first paragraph under the caption "Legal Proceedings" of the Quarterly Report on Form 10-Q of the Partnership for the quarterly period ended March 31, 2000, which description is included as Exhibit
99.2 to this Form 10-Q and incorporated by reference herein. On June 12, 2000, the U.S. Supreme Court reversed the U.S. Court of Appeals for the Seventh Circuit's judgment, which had overturned the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against Salomon Smith Barney Holdings, Inc. ("SSBH"), and remanded the matter to the circuit court for further proceedings.

Exhibit 99.1


Second and third paragraphs under the caption "Legal Proceedings" beginning on page 11 of the Annual Report on Form 10-K of SSBH for the year ended December 31, 1999 (File No. 1-4346).

In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust ("APT")), Ameritech Corporation, and an officer of Ameritech filed suit against Salomon Brothers Inc. ("SBI") and Salomon Brothers Realty Corporation ("SBRC") in the U.S. District Court for the Northern District of Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp.). The second amended complaint alleges that three purchases by APT from defendants of participation interests in net cash flow or resale proceeds of three portfolios of motels owned by Motels of America, Inc. ("MOA"), as well as a fourth purchase by APT of a similar participation interest in a portfolio of motels owned by Best Inns, Inc. ("Best"), violated the Employee Retirement Income Security Act ("ERISA"), and that APT's purchase of the participation interests in the third MOA portfolio and in the Best portfolio violated the Racketeer Influenced and Corrupt Organization Act ("RICO") and the Illinois Consumer Fraud and Deceptive Practices Act ("Consumer Fraud Act"), and constituted fraud, negligent misrepresentation, breach of contract and unjust enrichment. SBI had acquired the participation interests when it purchased principal mortgage notes issued by MOA and Best to finance purchases of motel portfolios; 95% of three of those interests and 100% of the fourth were sold to APT for a total of approximately $20.9 million. Plaintiffs' second amended complaint seeks judgment (a) on the ERISA claims for the approximately $20.9 million purchase price, for rescission and for disgorgement of profits, as well as other relief, and (b) on the RICO and state law claims in the amount of $12.3 million, with damages trebled to $37 million on the RICO claims and punitive damages in excess of $37 million on certain of the state law claims as well as other relief. Following motions by defendants, the court dismissed the RICO, Consumer Fraud Act, fraud, negligent misrepresentation, breach of contract, and unjust enrichment claims. The court also found that defendants were not ERISA fiduciaries and dismissed two of the three claims based on that allegation. Defendants moved for summary judgment on plaintiffs' only remaining claim, which alleged an ERISA violation. The motion was denied, and defendants appealed to the U.S. Court of Appeals for the Seventh Circuit. In July 1999, the U.S. Court of Appeals for the Seventh Circuit reversed the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against SSBH. Plaintiffs filed a petition for certiorari with the U.S. Supreme Court seeking review of the decision of the Court of Appeals. The petition was granted in January 2000.

Both the Department of Labor and the Internal Revenue Service have advised SBI that they were or are reviewing the underlying transactions. With respect to the Internal Revenue Service, SSBH, SBI and SBRC have consented to extensions of time for the assessment of excise taxes that may be claimed with respect to the transactions for the years 1987, 1988 and 1989. In August 1996, the IRS sent SSBH, SBI and SBRC what appeared to be draft "30-day letters" with respect to the transactions and SSBH, SBI and SBRC were given an opportunity to comment on whether the IRS should issue 30-day letters, which would actually commence the assessment process. In October 1996, SSBH, SBI and SBRC submitted a memorandum setting forth reasons why the IRS should not issue such 30-day letters. Since that time, the IRS has not issued such 30-day letters to SSBH, SBI or SBRC.

Exhibit 99.2

First paragraph under the caption "Legal Proceedings" beginning on page 17 of the Quarterly Report on Form 10-Q of SSBH for the quarterly period ended March 31, 2000 (File No.1-4346).

            For information concerning a suit filed by Harris Trust Savings Bank (as trustee for the Ameritech Pension Trust) and others against Salomon Brothers Inc., and Salomon Brothers Realty Corp., see the description that appears in the second and third paragraphs under the caption "Legal Proceedings" of the Annual Report on Form 10-K of the Partnership for the year ended December 31, 1999, which description is included as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein. In April 2000, the U.S. Supreme Court heard oral argument on plaintiffs' petition to reverse the decision of the U.S. Court of Appeals for the Seventh Circuit. The U.S. Supreme Court reserved its decision, and has not yet released its opinion.


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

Date:    8/14/00

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:         Smith Barney Futures Management LLC
            (General Partner)


By:         /s/ David J. Vogel, President
            David J. Vogel, President


Date:    8/14/00


By:         /s/ Daniel A. Dantuono
            Daniel A. Dantuono
            Chief Financial Officer and
            Director

Date:    8/14/00