Form 10-Q
period 2000-09-30
SMITH BARNEY DIVERSIFIED FUTURES FUND L P II
filed 2000-11-14
CIK 923660

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30, 2000

Commission File Number 0-22491


                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
             (Exact name of registrant as specified in its charter)


      New York                                   13-3769020
(Stateor other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)

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

       Item 1.   Financial Statements:

                 Statement of Financial Condition at
                 September 30, 2000 and December 31,
                 1999 (unaudited).                                      3

                 Statement of Income and Expenses and
                 Partners'  Capital for the three and
                 nine months ended September 30, 2000
                 and 1999 (unaudited).                                  4

                 Notes to Financial Statements
                 (unaudited)                                          5 - 9

       Item 2.   Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                          10 - 11

       Item 3.   Quantitative and Qualitative Disclosures
                 of Market Risk                                      12 - 13

PART II - Other Information                                             14

                                     PART I

                          Item 1. Financial Statements


                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
                        STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)


                                            SEPTEMBER 30,            DECEMBER 31,
                                                 2000                    1999
                                           ----------------        -----------------
ASSETS:

Equity in commodity futures
 trading account:
  Cash                                         $ 81,256,442            $ 101,629,135

  Net unrealized appreciation
   (depreciation) on open contracts              (1,055,427)               4,026,105

                                           -----------------       ------------------

                                                 80,201,015              105,655,240

Interest receivable                                 328,664                  357,424
                                           -----------------       ------------------

                                               $ 80,529,679            $ 106,012,664
                                           =================       ==================

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

 Accrued expenses:
  Commissions                                     $ 398,560                $ 540,229
  Management fees                                   172,545                  238,436
  Other                                              65,884                   93,976
 Redemptions Payable                              1,672,366                2,666,417

                                           -----------------       ------------------

                                                  2,309,355                3,539,058

                                           -----------------       ------------------
Partners' Capital:


General Partner, 1,287.3915 Unit
  equivalents outstanding in 2000 and 1999        1,264,115                1,320,349

Limited Partners, 78,373.3398 and
  98,628.3984 Units of Limited Partnership
  Interest outstanding in 2000 and 1999,
  respectively                                   76,956,209              101,153,257
                                           -----------------       ------------------

                                                 78,220,324              102,473,606

                                           -----------------       ------------------

                                               $ 80,529,679            $ 106,012,664

                                           =================       ==================

See Notes to Financial Statements.
                                           3

                           SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
                       STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                            (UNAUDITED)



                                                                 THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                           SEPTEMBER 30,
                                                          ---------------------------------       ----------------------------------
                                                                2000              1999                2000                 1999

                                                          -------------       -------------       -------------       --------------
Income:
Net gains (losses) on trading of commodity
futures:
Realized gains (losses) on closed positions               $   2,047,952       $  (4,363,468)      $   4,667,564       $    (950,787)
Change in unrealized losses on open
positions                                                    (2,683,938)         (5,581,961)         (5,081,532)         (2,781,008)

                                                          -------------       -------------       -------------       -------------

                                                               (635,986)         (9,945,429)           (413,968)         (3,731,795)
Less, brokerage commissions including
clearing fees of $43,410, $100,276,
$171,924 and $267,007respectively                            (1,354,030)         (2,191,259)         (4,490,709)         (7,106,468)

                                                          -------------       -------------       -------------       -------------

Net realized and unrealized losses                           (1,990,016)        (12,136,688)         (4,904,677)        (10,838,263)



Interest income                                                 989,866           1,162,582           2,937,610           3,656,230

                                                          -------------       -------------       -------------       -------------

                                                             (1,000,150)        (10,974,106)         (1,967,067)         (7,182,033)

                                                          -------------       -------------       -------------       -------------


Expenses:
Management fees                                                 537,469             849,684           1,934,715           2,750,749
Other                                                            24,535              39,400              92,291             134,103
Incentive fees                                                        -             117,051                   -           1,024,143


                                                          -------------       -------------       -------------       -------------

                                                                562,004           1,006,135           2,027,006           3,908,995

                                                          -------------       -------------       -------------       -------------

Net loss                                                     (1,562,154)        (11,980,241)         (3,994,073)        (11,091,028)

Redemptions                                                  (5,710,573)        (11,954,414)        (20,259,209)        (22,503,140)

                                                          -------------       -------------       -------------       -------------

Net decrease in Partners' capital                            (7,272,727)        (23,934,655)        (24,253,282)        (33,594,168)

Partners' capital, beginning of period                       85,493,051         142,138,269         102,473,606         151,797,782

                                                          -------------       -------------       -------------       -------------

Partners' capital, end of period                          $  78,220,324       $ 118,203,614       $  78,220,324       $ 118,203,614
                                                          -------------       -------------       -------------       -------------

Net asset value per Unit
(79,660.7313 and 105,579.4608 Units
outstanding at September 30, 2000
and 1999, respectively)                                   $      981.92       $    1,119.57       $      981.92       $    1,119.57
                                                          -------------       -------------       -------------       -------------


Net loss per Unit of Limited Partnership
Interest and General Partner Unit equivalent              $      (18.11)      $     (108.82)      $      (43.68)      $      (99.62)
                                                          -------------       -------------       -------------       -------------


See Notes to Financial Statements
                                        4

                 Smith Barney Diversified Futures Fund L.P. II
                         Notes to Financial Statements
                               September 30, 2000
                                  (Unaudited)

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

      Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of September 30, 2000, all trading decisions are made for the Partnership by Graham Capital Management L.P., Campbell & Co., Inc., Willowbridge Associates Inc., Stonebrook Capital Management, Inc. and Beacon Management Corporation (collectively, the "Advisors"). Effective July 1, 2000, John W. Henry and Company, Inc. was terminated as an Advisor. Graham Capital Management L.P. and Beacon Management Corporation were added as Advisors on the same date.

       The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2000 and December 31, 1999 and the results of its operations for the three and nine months ended September 30, 2000 and 1999. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

       Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                  Smith Barney Diversified Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)
                                   (Continued)



2.          Net Asset Value Per Unit:

      Changes in net asset value per Unit for the three and nine months ended September 30, 2000 and 1999 were as follows:

                                                  THREE-MONTHS ENDED                 NINE-MONTHS ENDED
                                                    SEPTEMBER 30,                      SEPTEMBER 30,
                                             2000                  1999             2000            1999
                                          -----------           ----------      ----------       ----------
Net realized and unrealized
  losses                                  $  (23.25)            $ (110.25)      $  (53.96)        $  (97.63)
Interest income                               11.86                 10.56           32.72             31.18
Expenses                                      (6.72)                (9.13)         (22.44)           (33.17)
                                          ----------             ---------      ----------        ----------

Decrease for period                          (18.11)              (108.82)         (43.68)           (99.62)

Net Asset Value per Unit,
  beginning of period                      1,000.03              1,228.39        1,025.60          1,219.19
                                          ----------            ----------      ----------        ---------

Net Asset Value per Unit
        end of period                     $  981.92             $1,119.57       $  981.92         $1,119.57
                                          ==========            ==========      ==========        =========


                                       6

                  Smith Barney Diversified Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)
                                   (Continued)

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

      All of the commodity interests owned by the Partnership, are held for trading purposes. The average fair value during the periods ended September 30, 2000 and December 31, 2000, based on a monthly calculation, was $4,324,364 and $7,397,780, respectively. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 2000 and December 31, 1999, was $(1,055,427) and $4,026,105, respectively, as detailed below.

                                                   Fair Value
                                       September 30,          December 31,
                                            2000                   1999
                                       -------------           ------------

Currency:
 - Exchange Traded Contracts             $   34,120            $  320,385
 - OTC Contracts                           (453,987)              305,278
Energy                                     (876,605)              880,171
Grains                                       88,254                93,138
Interest Rates U.S.                         748,174             1,254,924
Interest Rates Non-U.S.                    (236,655)             (106,494)
Livestock                                  (220,860)              (71,300)
Metals                                      306,415               318,282
Softs                                       (93,973)              548,382
Indices                                    (350,310)              483,339
                                         -----------           ----------

Total                                   $(1,055,427)           $4,026,105
                                        ============           ==========

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

                  Smith Barney Diversified Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)
                                   (Continued)

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

                  Smith Barney Diversified Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)
                                   (Continued)


       The notional or contractual amounts of these instruments, while not not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of September 30, 2000. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources


      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 2000.

      The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits if any.

      For the nine months ended September 30, 2000, Partnership capital decreased 23.7% from $102,473,606 to $78,220,324. This decrease was attributable to the redemption of 20,255.0586 Units resulting in an outflow of $20,259,209 coupled with a net loss from operations of $3,994,073 for the nine months ended September 30, 2000. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

During the Partnership's third quarter of 2000, the net asset value per unit decreased 1.8% from $1,000.03 to $981.92, as compared to an decrease of 8.9% in the third quarter of 1999. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2000 of $635,986. Losses were primarily attributable to the trading of commodity contracts in currencies, non-U.S. interest rates, softs, livestock and indices and were partially offset by gains in grains, U.S. interest rates, metals and energy. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 1999 of $9,945,429. Losses were primarily attributable to the trading of commodity contracts in currencies, energy, grains, U.S. and non-U.S. interest rates, softs, indices and metals and were partially offset by gains in the trading of livestock.


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

      Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three and nine months ended September 30, 2000 decreased by $172,716 and $718,620, respectively, as compared to the corresponding periods in 1999. The decrease in interest income is primarily due to the effect of redemptions on the Partnership's equity maintained in cash during the nine month period ended September 30, 2000.

      Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and therefore, are affected by trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and nine months ended September 30, 2000 decreased by $837,229 and $2,615,759, respectively, as compared to the corresponding periods in 1999.

      Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2000 decreased by $312,215 and $816,034, respectively, as compared to the corresponding periods in 1999.

      Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. No incentive fees were earned for the three and nine months ended September 30, 2000. Trading performance for the three and nine months ended September 30, 1999 resulted in incentive fees of $117,051 and $1,024,143, respectively.

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

      The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category at September 30, 2000. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2000, the Partnership's total capitalization was $78,220,324. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1999.

                               September 30, 2000
                                   (Unaudited)

                                                                                  Year to Date
                                                         % of Total          High               Low
Market Sector                      Value at Risk       Capitalization     Value at Risk     Value at Risk
---------------------------------------------------------------------------------------------------------

Currencies:
 - Exchange Traded Contracts         $1,168,206              1.49%        $2,848,182          $  480,391
 - OTC Contracts                      1,092,952              1.40%         2,855,526           1,092,952
Energy                                2,175,600              2.78%         3,867,500           1,311,450
Grains                                  451,275              0.58%         1,362,550             325,200
Interest Rates U.S.                     869,400              1.11%         2,045,100             330,300
Interest Rates Non-U.S.                 877,454              1.12%         5,017,546             877,454
Livestock                               203,400              0.26%           363,300              45,194
Metals                                1,383,300              1.77%         1,847,100             677,250
Softs                                   647,300              0.83%         1,615,154             454,300
Indices                               1,641,684              2.10%         2,659,715           1,240,264
                                    -----------             ------

Total                               $10,510,571             13.44%
                                    ===========             ======

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings -

         For information concerning the matter entitled MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc., see the description that appears in the ninth paragraph under the caption "Legal Proceedings" of the Annual Report on Form 10-K of the Partnership for the year ended December 31, 1999. In September 2000, the court denied plaintiffs' motion to dismiss SSB's counterclaims based on indemnification and contribution.

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

Date:  11/14/00

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By:       Smith Barney Futures Management LLC
          (General Partner)


By:       /s/ David J. Vogel, President
          David J. Vogel, President


Date:  11/14/00


By:       /s/ Daniel A. Dantuono
          Daniel A. Dantuono
          Chief Financial Officer and
          Director

Date:  11/14/00