Form 10-K
period 2000-12-31
SMITH BARNEY DIVERSIFIED FUTURES FUND L P II
filed 2001-03-29
CIK 923660

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                      For the year ended December 31, 2000

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

                                    Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

As of February 28, 2001, Limited Partnership Units with an aggregate value of $79,731,023 were outstanding and held by non-affiliates.


                       DOCUMENTS INCORPORTED BY REFERENCE

                                      None

                                     PART I

Item 1. Business.

         (a) General development of business. Smith Barney Diversified Futures Fund L.P. II ("Partnership") is a limited partnership organized on May 10, 1994 under the partnership laws of the State of New York. The Partnership commenced trading operations on January 17, 1996. The Partnership engages in speculative trading of commodity interests, including forward contracts on foreign currencies, commodity options and commodity futures contracts and other financial instruments, foreign currencies and stock indices.
         A Registration Statement on Form S-1 relating to the public offering became effective on August 21, 1995. Beginning August 21, 1995, 100,000 Units of Limited Partnership Interest ("Units") were publicly offered at $1,000 per Unit for a period of ninety days, subject to increase for up to an additional sixty days at the sole discretion of the general partner. Between August 21, 1995 (commencement of the offering period) and January 16, 1996, 8,529 Units were sold at $1,000 per Unit. Proceeds of the offering were held in an escrow account and were transferred, along with the General Partner's contribution of $87,000 to the Partnership's trading account on January 17, 1996 when the Partnership commenced trading. Sales of additional Units and additional general partner contributions and redemptions of Units for the year ended December 31, 2000 are reported in the Statement of Partners' Capital on page F-6 under "Item 8. Financial Statements and Supplementary Data." The general partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) an amount to entitle it to 1% of each material item of Partnership income, loss, deduction or credit and (ii) the greater of (a) 1% of the partners' contributions to the Partnership or (b) $25,000. The Partnership will be liquidated upon the first of the following to occur: December 31, 2014; the net asset value of a Unit decreases to less than $400 as of the close of any business day; or under certain circumstances as defined in the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement").

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc.
     The Partnership's trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with SSB.
     As of December 31, 2000, all commodity trading decisions are made for the Partnership by Graham Capital Management L.P. ("Graham"), Campbell and Company Inc., Willowbridge Associates Inc., Stonebrook Structured Products,

LLC. ("Stonebrook") and Beacon Management Corporation (collectively, the "Advisors"). None of the Advisors is affiliated with the General Partner or SSB. The Advisors are not responsible for the organization or operation of the Partnership. Stonebrook was added as an Advisor on March 1, 2000. John W. Henry & Company, Inc. was terminated as an Advisor on July 1, 2000. Graham was added as an Advisor on that date.
          Pursuant to the terms of the Management Agreements (the "Management Agreements"), the Partnership pays each Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor, except Stonebrook, which will receive a monthly management fee equal to 1/20 of 1% (.60% per year) of the fixed notional account size determined on a monthly basis by the General Partner. In addition, the Partnership is obligated to pay each Advisor an incentive fee payable quarterly equal to 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership, except Graham, which will receive an incentive fee of 10% of New Trading Profits on the first $5,000,000 and 20% of New Trading Profits for all such profits in excess of $5,000,000. Stonebrook does not receive an incentive fee. For the period January 1, 2000 through June 30, 2000, the Partnership was obligated to pay John W. Henry & Company, Inc. a monthly management fee of 1/3 of 1% (4% per year) of month-end net assets, and an incentive fee of 15% of the new Trading Profits, as defined in the Management Agreement.
         The  Partnership  has entered into a Customer  Agreement  with SSB (the

"Customer Agreement") which provides that the Partnership will pay SSB a monthly brokerage fee equal to 1/2 of 1% of month-end Net Assets allocated to the Advisors (6% per year) in lieu of brokerage commissions on a per trade basis. SSB also pays a portion of its brokerage fees to its financial consultants who have sold Units and who are registered as associated persons with the Commodity Futures Trading Commission (the "CFTC"). The Partnership pays for National Futures Association ("NFA") fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses.
         In addition, SSB pays the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined.
         (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests (including, but not limited to, futures contracts, options and forward contracts on U.S. Treasury Bills, other financial instruments, foreign currencies, stock indices and physical commodities). The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 is set forth under "Item 6. Selected Financial Data." The Partnership capital as of December 31, 2000, was $84,702,767.
         (c)  Narrative  description  of business.
              See  Paragraphs  (a) and (b) above.
              (i) through (x) - Not applicable.
              (xi) through (xii) - Not applicable.
             (xiii) - The Partnership has no employees.
         (d) Financial Information About Geographic Areas. The Partnership does not engage in sales of goods or services or own any long lived assets, and therefore this item is not applicable.
Item 2.Properties.
       The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, SSB.
Item 3.Legal Proceedings.
       Salomon Smith Barney Inc, ("SSB") is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. SSB is registered as a broker-dealer and futures commission merchant ("FCM"), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. SSB and its affiliates also provide investment banking and other financial services for clients worldwide.
          There have been no administrative, civil or criminal actions pending, on appeal or concluded against SSB or any of its individual principals within the past five years that management believes may have a material impact on SSB's ability to act as an FCM. In the ordinary course of its business, SSB is a party to various claims and regulatory inquiries. Proceedings deemed to be material for purposes of CFTC disclosure requirements are:
          In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust), Ameritech Corporation, and an officer of Ameritech sued Salomon Brothers Inc and Salomon Brothers Realty Corporation in the U.S. District Court for the Northern District of Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp.). The complaint alleged that purchases by Ameritech Pension Trust from the Salomon entities of approximately $20.9 million in participations in a portfolio of motels owned by Motels of America, Inc. and Best Inns, Inc. violated the Employee Retirement Income Security Act ("ERISA"), the Racketeer Influenced and Corrupt Organization Act ('RICO") and state law. Salomon Brothers Inc had acquired the participations issued by Motels of America and Best Inns to finance purchases of motel portfolios and sold 95% of three such issues and 100% of one such issue to Ameritech Pension Trust. Ameritech Pension Trust's complaint sought (1) approximately $20.9 million on the ERISA claim, and (2) in excess of $70 million on the RICO and state law claims as well as other relief. In various decisions between August 1993 and July 1999, the courts hearing the case have dismissed all of the allegations in the complaint against the Salomon entities. In October 1999, Ameritech appealed to the U.S. Supreme Court and in January 2000, the Supreme Court agreed to hear the case. An argument was heard on April 17, 2000. The appeal seeks review of the decision of the U.S. Court of Appeals for the Seventh Circuit that dismissed the sole remaining ERISA claim against the Salomon entities. In June the Supreme Court reversed the Seventh Circuit and the matter has been remanded to the Trial Courts.

     Both the Department of Labor and the Internal Revenue Service have advised Salomon Brothers Inc that they were or are reviewing the transactions in which Ameritech Pension Trust acquired such participations. With respect to the Internal Revenue Service review, Salomon Smith Barney Holdings, Salomon Brothers Inc and Salomon Brothers Realty have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989.

     In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including Salomon Smith Barney, in the U.S. Bankruptcy Court for the Central District of California. (County of Orange et aL v. Bear Stearns & Co. Inc. et al.) The complaint alleged, among other things, that the brokerage firms recommended and sold unsuitable securities to Orange County. Salomon Smith Barney and the remaining brokerage firms settled with Orange County in mid 1999.

       In June 1998,  complaints were filed in the U.S.  District Court for the

Eastern District of Louisiana in two actions (Board of Liquidations, City Debt of the City of New Orleans v. Smith Barney Inc, et ano. and The City of New Orleans v. Smith Barney Inc. et ano.), in which the City of New Orleans seeks a determination that Smith Barney Inc. and another underwriter will be responsible for any damages that the City may incur in the event the Internal Revenue Service denies tax exempt status to the City's General Obligation Refunding Bonds Series 1991. The complaints were subsequently amended. Salomon Smith Barney has asked the court to dismiss the amended complaints. The Court denied the motion but stayed the case. Subsequently, the city withdrew its lawsuit.
     It November 1998, a class action complaint was filed in the United States District Court for the Middle District of Florida (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.). The complaint alleged that, pursuant to a nationwide conspiracy, 17 broker-dealer defendants, including Salomon Smith Barney, charged excessive mark-ups in connection with advanced refunding transactions. Among other relief, plaintiffs sought compensatory and punitive damages, restitution and/or rescission of the transactions and disgorgement of alleged excessive profits. In October 1999, the plaintiff filed a second amended complaint. Salomon Smith Barney has asked the court to dismiss the amended complaint.
     In connection with the Louisiana and Florida matters, the IRS and SEC have been conducting an industry-wide investigation into the pricing of

 Treasury securities in advanced refunding transactions. In April 2000 SSB and several other broker-dealers entered into a settlement with the IRS and the SEC.
          In December 1998, Salomon Smith Barney was one of twenty-eight market making firms that reached a settlement with the SEC in the matter titled In the Matter of Certain Market Making Activities on NASDAQ. As part of the settlement of that matter, Salomon Smith Barney, without admitting or denying the factual allegations, agreed to an order that required that it: (i) cease and desist from committing or causing any violations of Sections 15(c)(1) and (2) of the Securities Exchange Act of 1934 and Rules l5cl -2, 15c2-7 and 17a-3 thereunder,
 (ii) pay penalties totaling approximately $760,000, and (iii) submit certain policies and procedures to an independent consultant for review.
          In March 1999, a complaint seeking in excess of $250 million was filed by a hedge fund and its investment advisor against Salomon Smith Barney in the Supreme Court of the State of New York, County of New York (MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.). The complaint included allegations that, while acting as prime broker for the hedge fund, Salomon Smith Barney breached its contracts with plaintiffs, misused their monies, and engaged in tortious (wrongful) conduct, including breaching its fiduciary duties. Salomon Smith Barney asked the court to dismiss the complaint in full. In October 1999, the court dismissed the tort claims, including the breach of fiduciary duty claims. The court allowed the breach of contract and misuse of money claims to stand, Salomon Smith Barney will continue to contest this lawsuit vigorously.

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

               (b)  Holders.   The   number  of  holders  of  Units  of  Limited
                    Partnership Interest as of December 31, 2000 was 3,866.

               (c) Distribution. The Partnership did not declare a distribution in 2000 or 1999.

               (d) Use of Proceeds. There were no additional sales during the twelve months ended December 31, 2000 and 1999. The Partnership ceased to offer Units effective March 1, 1998. For the twelve months ended December 31, 1998, there were additional sales of 38,309.9229 Units totaling $42,074,000 and contributions by the General Partner representing
                    283.5082 Unit equivalents totaling $311,000. Proceeds from the sale of additional Units are used in the trading of commodity interests including futures contracts, options and forward contracts.

Item 6. Selected Financial Data. The Partnership commenced trading operations on January 17, 1996. Realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in net asset value per Unit for the years ended December 31, 2000, 1999, 1998, 1997 and for the period from January 17, 1996 (commencement of trading operations) to December 31, 1996 and total assets at December 31, 2000, 1999, 1998, 1997 and 1996 were as follows:

                                                 2000              1999            1998             1997             1996
                                              ------------    -------------    -------------    --------------   -------------

Realized and unrealized trading gains
 (losses) net of brokerage  commissions and
 clearing fees of $5,846,384, $8,857,532,
 $8,891,659, $6,257,856 and
 $2,169,468, respectively                    $   6,540,869    $ (21,027,791)   $  14,064,160    $    (461,654)   $   8,869,618
Interest income                                  3,884,319        4,658,630        4,818,279        3,634,245        1,190,687
                                             -------------    -------------    -------------    -------------    -------------
                                             $  10,425,188    $ (16,369,161)   $  18,882,439    $   3,172,591    $  10,060,305
                                             =============    =============    =============    =============    =============
Net income (loss)                            $   7,572,583    $ (21,048,896)   $  12,979,536    $    (313,824)   $   7,582,653
                                             =============    =============    =============    =============    =============
Increase (decrease) in net
 asset value per unit                        $      107.10    $     (193.59)   $       95.43    $       (1.30)   $      185.99
                                             =============    =============    =============    =============    =============
Total assets                                 $  87,318,686    $ 106,012,664    $ 154,692,651    $ 113,547,434    $  56,960,922
                                             =============    =============    =============    =============    =============

Item 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.
        (a) Liquidity. The Partnership does not engage in sales of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material decrease in liquidity. To minimize this risk, the Partnership follows certain policies including:
           (1) Partnership funds are invested only in commodity interests which are traded in sufficient volume to permit, in the opinion of the Advisors, ease of taking and liquidating positions.
           (2) The Partnership will not permit the churning of its commodity trading accounts.
           (3) No Advisor initiates additional positions in any commodity if such additional positions would result in aggregate positions for all commodities requiring as margin more than 66-2/3% of the Partnership's assets allocated to the Advisor.
           (4) The Partnership will not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or related commodities.

           (5) The Partnership will not utilize borrowing except short-term borrowing if the Partnership takes delivery of any cash commodities.
           (6) The Advisor may, from time to time, employ trading strategies such as spread or straddles on behalf of the Partnership. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.
           The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. (See also Item 8.
Financial Statements and Supplementary Data. for further information on financial instrument risk included in the notes to financial statements.)
           Other than the risks inherent in commodity trading, the Partnership knows of no trends demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the Partnership will cease trading operations and liquidate all open positions upon the first to occur of the following: (i) December 31, 2014; (ii) the vote dissolve the Partnership by limited partners owning more than 50% of the Units; (iii) assignment by the General Partner of all of its interest in the Partnership or withdrawal, removal, bankruptcy or any other event that causes the General Partner to cease to be a general partner under the New York Revised Limited Partnership Act unless the Partnership is continued as described in the Limited Partnership Agreement; (iv) net asset value per Unit falls to less than $400 as of the end of any trading day; or (v) the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued.
           (b) Capital resources. (i) The Partnership has made no material commitments for capital expenditures.
              (ii)  The   Partnership's   capital   consists   of  the   capital
contributions of the partners as increased or decreased by gains or losses on commodity trading, and by expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership may or may not be able to identify. Partnership expenses will consist of, among other things, commissions, management fees and incentive fees. The level of these expenses is dependent upon the level of trading gains or losses and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of net assets maintained. In addition, the amount of interest income payable by SSB is dependent upon interest rates over which the Partnership has no control.
           No forecast can be made as to the level of redemptions in any given period. A limited partner may cause all of his Units to be redeemed by the Partnership at the Net Asset Value thereof as of the last day of each month on ten days' written notice to the General Partner. No fee will be charged for redemptions. For the year ended December 31, 2000, 25,136.0733 Units were redeemed totaling $25,343,422. For the year ended December 31, 1999, 24,591.7470 Units were redeemed totaling $28,275,280. For the year ended December 31, 1998, 13,377.6641 Units were redeemed totaling 15,146,446.
            The  Partnership  ceased to offer Units effective March 1, 1998. For the year ended December 31, 1998, there were additional sales of 38,309.9229 Units totaling $42,074,000 and contributions by the General Partner representing
283.5082 Unit equivalents totaling $311,000.

           (c) Results of Operations. For the year ended December 31, 2000, the Net Asset per Unit increased 10.4% from $1,025.60 to $1,132.70. For the year ended December 31, 1999 the net asset value per unit decreased 15.9% from $1,219.19 to $1,025.60. For the year ended December 31, 1998 the net asset value per Unit increased 8.5% from $1,123.76 to $1,219.19
           The Partnership experienced net trading gains of $12,387,253 before commissions and expenses in 2000. Gains were primarily attributable to the trading in currencies, energy, and U.S. interest rates and were partially offset by losses recognized in the trading of grains, softs, livestock, non-U.S. interest rates, metals and indices.
           The Partnership experienced net trading losses of $12,170,259 before commissions and expenses in 1999. Losses were primarily attributable to the trading in indices, non-U.S. interest rates, metals, grains, softs, livestock and currencies and were partially offset by gains recognized in the trading of U.S. interest rates and energy.
           The Partnership experienced net trading gains of $22,955,819 before commissions and expenses in 1998. Gains were primarily attributable to trading in currencies, U.S. and non-U.S. interest rates products and livestock and were partially offset by losses recognized in grains, metals, softs and indices.
           Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.
                        (d)Operational Risk
                        The Partnership is directly exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace. Such risks include:
Operational/Settlement Risk - the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership is subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets.

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

The Partnership's Trading Value at Risk in Different Market Sectors
         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 2000. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2000, the Partnership's total capitalization was $84,702,767.



                                      December 31, 2000
                                                                             Year to Date
                                                            % of Total         High          Low
Market Sector                              Value at Risk   Capitalization    Value at Risk  Value at Risk
-------------------------------------------------------------------------------------------------

Currencies
- Exchange Traded Contracts                    $ 1,295,861         1.53%  $ 2,848,182     $   480,391
- OTC Contracts                                    746,446         0.88%    2,855,526         746,446
Energy                                           1,474,000         1.74%    3,867,500       1,268,800
Grains                                             550,150         0.65%    1,362,550         320,150
Interest rates U.S.                              1,449,100         1.71%    2,045,100         330,300
Interest rates Non-U.S                           2,007,106         2.37%    5,017,546         698,877
Livestock                                          350,660         0.42%      389,240          45,194
Metals (Exchange Traded and OTC Contracts)         968,500         1.14%    1,847,100         677,250
Softs                                              678,700         0.80%    1,615,154         454,300
Stock Indices                                    2,456,153         2.90%    2,659,715       1,240,264
                                              -----------     -----------
Total                                          $11,976,676        14.14%
                                              ===========     ===========

     As of December 31, 1999, the Partnership's total capitalization was $102,473,606.

                                                      December 31, 1999

                                                                                   Year to Date
                                                               % of Total        High           Low
Market Sector                                 Value at Risk   Capitalization Value at Risk  Value at Risk
----------------------------------------------------------------------------------------------------------
Currencies
- Exchange Traded Contracts                     $ 1,049,175         1.03%  $ 2,724,264     $   812,342
- OTC Contracts                                   1,720,429         1.68%    3,072,042       1,332,074
Energy                                            2,328,200         2.27%    3,097,700       1,635,400
Grains                                              382,900         0.37%    1,066,275         378,375
Interest rates U.S.                               1,902,900         1.86%    3,125,500         529,250
Interest rates Non-U.S                            2,606,214         2.54%    6,364,023       1,456,762
Livestock                                           133,625         0.13%      496,796          91,500
Metals (Exchange Traded and  OTC Contracts)       1,510,250         1.47%    3,103,800         606,500
Softs                                             1,494,803         1.46%    2,485,987       1,125,200
Stock Indices                                     1,324,983         1.29%    5,983,258       1,202,078
                                                -----------       -------
Total                                           $14,453,479        14.10%
                                                ===========       =======

Material Limitations on Value at Risk as an Assessment of Market Risk
         The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions -- unusual, but historically recurring from time to time -- could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table -- as well as the past performance of the Partnership -- give no indication of this "risk of ruin." Non-Trading Risk
         The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.
         Materiality as used in this section, "Qualitative and Quantitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership's market sensitive instruments.
Qualitative Disclosures Regarding Primary Trading Risk Exposures
         The following qualitative disclosures regarding the Partnership's market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long- term. Investors must be prepared to lose all or substantially all of their investment in the Partnership
         The following were the primary trading risk exposures of the Partnership as of December 31, 2000, by market sector.
         Interest Rates. Interest rate risk is the principal market exposure of the Partnership. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes futures positions on the government debt of smaller nations -- e.g., Australia. The General Partner anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future.
         Currencies. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a functional currency other than dollars.
         Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. As of
December 31, 2000, the Partnership's primary exposures were in the S&P 500, Financial Times (England), Nikkei (Japan) and Hang Seng (Hong Kong) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)
         Metals. The Partnership's primary metal market exposure is to fluctuations in the price of gold and silver. Although certain of the Advisors will from time to time trade base metals such as platinum, nickel, aluminum and copper, the principal market exposures of the Partnership have consistently been in the precious metals, gold and silver. The General Partner anticipates that gold and silver will remain the primary metals market exposure for the Partnership.
         Softs. The Partnership's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Coffee, cocoa, cotton, orange juice and sugar accounted for the substantial bulk of the Partnership's commodity exposure as of December 31, 2000.
         Energy. The Partnership's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.
Qualitative Disclosures Regarding Non-Trading Risk Exposure
         The following were the only non-trading risk exposures of the Partnership as of December 31, 2000.

         Foreign Currency Balances. The Partnership's primary foreign currency balances are in Japanese yen, Euro dollar, British pounds and Swiss francs. The Advisor regularly converts foreign currency balances to dollars in an attempt to control the Partnership's non-trading risk.
         Qualitative Disclosures Regarding Means of Managing Risk Exposure.
                  The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject.
         The General Partner monitors the Partnership's performance and the concentration of its open positions, and consults with the Advisors concerning the Partnership's overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require certain of the Advisors to close out individual positions as well as enter programs traded on behalf of the Partnership. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisors' own risk control policies while maintaining a general supervisory overview of the Partnership's market risk exposures.
         Each Advisor applies its own risk management policies to its trading. The Advisors often follow diversification guidelines, margin limits and stop loss points to exit a position. The Advisors' research of risk management often suggests ongoing modifications to their trading programs.

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

Item 8.  Financial Statements and Supplementary Data.


                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
                          INDEX TO FINANCIAL STATEMENTS


                                            Page
                                           Number

Oath or Affirmation                         F-2

Report of Independent Accountants           F-3

Financial Statements:
Statement of Financial Condition at
December 31, 2000 and 1999                  F-4

Statement of Income and Expenses for
the years ended December 31, 2000,
1999 and 1998                               F-5

Statement of Partners' Capital for
the years ended December 31, 2000, 1999
and 1998                                    F-6

Notes to Financial Statements            F-7 - F-10

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







By:  Daniel A. Dantuono, Chief Financial Officer
     Smith Barney Futures Management LLC
     General Partner, Smith Barney Diversified
      Futures Fund L.P. II

Smith Barney Futures Management LLC
388 Greenwich Street
7th Floor
New York, N.Y. 10013
212-723-5424

                          Report of Independent Accountants

To the Partners of
   Smith Barney Diversified Futures Fund L.P. II:

In our opinion, the accompanying statement of financial condition and the related statements of income and expenses and of partners' capital present fairly, in all material respects, the financial position of Smith Barney Diversified Futures Fund L.P. II at December 31, 2000 and 1999, and the results of its operations for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of the General Partner; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
New York, New York
March 9, 2001

                 Smith Barney Diversified
                   Futures Fund L.P. II
             Statement of Financial Condition
                December 31, 2000 and 1999


                                                  2000                 1999
Assets:
Equity in commodity futures trading account:
   Cash (Note 3c)                             $77,138,225         $101,629,135
   Net unrealized appreciation on open
    positions                                   9,856,622            4,026,105
                                            -------------        -------------
                                               86,994,847          105,655,240
Interest receivable                               323,839              357,424
                                            -------------        -------------
                                              $87,318,686         $106,012,664
                                            -------------        -------------

Liabilities and Partners' Capital:
Liabilities:
  Accrued expenses:
   Commissions                                   $447,854             $540,229
   Management fees                                187,871              238,436
   Incentive fees                                 285,755                   --
   Professional fees                               57,091               80,860
   Other                                            6,089               13,116
  Redemptions payable (Note 5)                  1,631,259            2,666,417
                                            -------------        -------------
                                                2,615,919            3,539,058
                                            -------------        -------------
Partners' capital (Notes 1, 5 and 6):
  General Partner, 1,287.3915 Unit
   equivalents outstanding in
   2000 and 1999                                1,458,228            1,320,349
  Limited Partners, 73,492.3251 and
   98,628.3984 Units of Limited
   Partnership Interest outstanding in
   2000 and 1999, respectively                 83,244,539          101,153,257
                                            -------------        -------------
                                               84,702,767          102,473,606
                                            -------------        -------------
                                              $87,318,686         $106,012,664
                                            -------------        -------------



See notes to financial statements.

                            Smith Barney Diversified
                              Futures Fund L.P. II
                        Statement of Income and Expenses
                               for the years ended
                        December 31, 2000, 1999 and 1998

                                       2000                1999                1998
Income
  Net gains (losses) on
   trading of commodity
   interests:
   Realized gains (losses)
    on closed positions             $6,556,736         $(8,265,193)        $24,030,158
   Change in unrealized
    gains (losses) on open
    positions                        5,830,517          (3,905,066)         (1,074,339)
                                   ------------        ------------        ------------
                                    12,387,253         (12,170,259)         22,955,819
  Less, Brokerage
   commissions including
   clearing fees
   of $218,335, $321,934 and
   $201,707, respectively
   (Note 3c)                        (5,846,384)         (8,857,532)         (8,891,659)
                                  ------------        ------------        ------------
  Net realized and                   6,540,869         (21,027,791)         14,064,160
   unrealized gains (losses)
  Interest income (Note 3c)          3,884,319           4,658,630           4,818,279
                                  ------------        ------------        ------------
                                    10,425,188         (16,369,161)         18,882,439
                                  ------------        ------------        ------------
Expenses:
  Management fees (Note 3b)          2,465,726           3,463,948           3,553,437
  Incentive fees (Note 3b)             285,755           1,024,143           1,998,362
  Professional fees                     65,629             157,460             318,739
  Other expenses                        35,495              34,184              32,365
                                  ------------        ------------        ------------
                                     2,852,605           4,679,735           5,902,903
                                  ------------        ------------        ------------
Net income (loss)                   $7,572,583        $(21,048,896)        $12,979,536
                                  ------------        ------------        ------------
Net income (loss) per Unit
  of Limited Partnership
  Interest and General
  Partner Unit equivalent
  (Notes 1 and 6)                      $107.10            $(193.59)             $95.43
                                  ------------        ------------        ------------


See notes to financial statements.

                            Smith Barney Diversified
                              Futures Fund L.P. II
                         Statement of Partners' Capital
                               for the years ended
                        December 31, 2000, 1999 and 1998


                             Limited            General
                             Partners           Partner            Total

Partners' capital at
   December 31, 1997      $ 110,451,568    $   1,128,124    $ 111,579,692
Net income                   12,849,085          130,451       12,979,536
Sale of 38,309.9229
  Units of Limited
  Partnership Interest
  and General Partner's
  contribution
  representing 283.5082
  Unit equivalents           42,074,000          311,000       42,385,000
Redemption of
  13,377.6641 Units of
  Limited Partnership
  Interest                  (15,146,446)            --        (15,146,446)
                          -------------    -------------    -------------
Partners' capital at
   December 31, 1998        150,228,207        1,569,575      151,797,782
Net loss                    (20,799,670)        (249,226)     (21,048,896)
Redemption of
  24,591.7470 Units of
  Limited Partnership
  Interest                  (28,275,280)            --        (28,275,280)
                          -------------    -------------    -------------
Partners' capital at
   December 31, 1999        101,153,257        1,320,349      102,473,606
Net income                    7,434,704          137,879        7,572,583
Redemption of
  25,136.0733 Units of
  Limited Partnership
  Interest                  (25,343,422)            --        (25,343,422)
                          -------------    -------------    -------------
Partners' capital at
   December 31, 2000      $  83,244,539    $   1,458,228    $  84,702,767
                          -------------    -------------    -------------


See notes to financial statements.

                            Smith Barney Diversified
                              Futures Fund L.P. II
                          Notes to Financial Statements

1.  Partnership Organization:

     Smith Barney Diversified Futures Fund L.P. II (the "Partnership") is a limited partnership which was organized on May 10, 1994 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership was authorized to sell 100,000 Units during its initial offering period.

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

2.  Accounting Policies:

    a. All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

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

    b. Management Agreements:

       The General Partner, on behalf of the Partnership, has entered into Management Agreements with Graham Capital Management L.P. ("Graham"), Campbell & Co., Inc., Willowbridge Associates Inc., Stonebrook Structured Products, LLC. ("Stonebrook") and Beacon Management Corporation (collectively, the "Advisors"), registered commodity trading advisors. The Advisors are not affiliated with one another, are not affiliated with the General Partner or SSB and are not responsible for the organization or operation of the Partnership. The Partnership will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor, except Stonebrook, which will receive a monthly management fee equal to 1/20 of 1% (.60% per year) of the fixed notional account size determined on a monthly basis by the General Partner. In addition, the Partnership is obligated to pay each Advisor an incentive fee payable quarterly equal to 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership, except Graham, which will receive an incentive fee of 10% of New Trading Profits on the first $5,000,000 and 20% of New Trading Profits for all such profits in excess of $5,000,000. Stonebrook does not receive an incentive fee. For the period January 1, 2000 through June 30, 2000, the Partnership was obligated to pay John W. Henry & Company, Inc. a monthly management fee of 1/3 of 1% (4% per year) of month-end net assets, and an incentive fee of 15% of the new Trading Profits, as defined in the Management Agreement. Stonebrook was added as an Advisor on March 1, 2000. John W. Henry & Company, Inc. was terminated as an Advisor on July 1, 2000. Graham Capital Management L.P. was added as an Advisor on that date.

    c. Customer Agreement:

       The Partnership has entered into a Customer Agreement which provides that the Partnership will pay SSB a monthly brokerage fee equal to 1/2 of 1% (6% per year) of month-end Net Assets, in lieu of brokerage commissions on a per trade basis. SSB will pay a portion of brokerage fees to its financial consultants who have sold Units in this Partnership. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Partnership will pay for National Futures Association ("NFA") fees, exchange, clearing, user, give-up and floor brokerage fees. All of the Partnership's assets are deposited in the Partnership's account at SSB. The Partnership's cash is deposited by SSB in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2000 and 1999, the amount of cash held for margin requirements was $14,659,778 and $17,283,509, respectively. SSB has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average noncompetitive yield on 3-month U.S.

     Treasury bills maturingin 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.  Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Partnership's trading activity are shown in the statement of income and expenses.

     All of the commodity interests, owned by the Partnership, are held for trading purposes. The average fair value during the years ended December 31, 2000 and 1999, based on a monthly calculation, was $4,748,750 and $7,397,780, respectively. The fair value of these commodity interests, including options thereon, if applicable, at December 31, 2000 and 1999 was $9,856,622 and $4,026,105, respectively, as detailed below.

                                                     Fair Value

                                              December 31,    December 31,
                                                  2000           1999
Currencies:
   -Exchange Traded Contracts                $ 3,394,005    $   320,385
    -OTC                                         133,429        305,278
Energy                                           668,357        880,171
Grains                                           221,765         93,138
Interest Rates U.S.                            4,125,853      1,254,924
Interest Rates Non-U.S                           858,321       (106,494)
Livestock                                        591,100        (71,300)
Metals (Exchange Traded and OTC Contracts)       (46,413)       318,282
Softs                                            353,333        548,382
Indices                                         (443,128)       483,339
                                             -----------    -----------
Total                                        $ 9,856,622    $ 4,026,105
                                             -----------    -----------


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

6.  Net Asset Value Per Unit:

    Changes in the net asset value per Unit of Partnership interest for the years ended December 31, 2000, 1999 and 1998 were as follows:




                                                     2000          1999        1998

Net realized and unrealized gains (losses)       $   95.31   $  (193.82)  $   103.15
Interest income                                      44.87        40.81        41.25
Expenses                                            (33.08)      (40.58)      (48.97)
                                                  ---------    ---------    ---------
Increase (decrease) for period                      107.10      (193.59)       95.43
Net asset value per Unit, beginning of year       1,025.60     1,219.19     1,123.76
                                                 ---------    ---------    ---------
Net asset value per Unit, end of year           $ 1,132.70  $  1,025.60   $ 1,219.19
                                                 ---------    ---------    ---------



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

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions (see table in Note 4). The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB.

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

     The notional or contractual amounts of these instruments, while appropriately not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of December 31, 2000. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

8.  Subsequent Event:

    On January 31, 2001 there were additional redemptions of 1,074.4296 Units totaling $1,189,555.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
              During the last two fiscal years and any subsequent interim period, no independent accountant who was engaged as the principal accountant to audit the Partnership's financial statements has resigned or was dismissed.
                                    PART III
Item 10.  Directors and Executive Officers of the Registrant.
              The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management LLC. As of December 31, 2000, investment decisions were being made by Graham Capital Management L.P., Campbell and Company Inc., Willowbridge Associates Inc., Stonebrook Structured Products, LLC ("Stonebrook") and Beacon Management Corporation (collectively, the "Advisors").
Item 11.         Executive Compensation.
                 The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management LLC, its General Partner. SSB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item
1. Business." Brokerage commissions and clearing fees of $5,846,384 were earned for the year ended December 31, 2000. Management fees and incentive fees of $2,465,726 and $285,755, respectively, were earned by the Advisors for the year ended December 31, 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
                 (a). Security ownership of certain beneficial owners. As of March 1, 2001, the Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.
                 (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 1,287.3915 Units (1.7%) of Limited Partnership Interest as of December 31, 2000.
                 (c).  Changes in control.   None.
Item 13.   Certain Relationship and Related Transactions.
           Salomon Smith Barney Inc. and Smith Barney Futures Management LLC would be considered promoters for purposes of item 404 (d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under "Item 1. Business", "Item 8. Financial Statements and Supplementary Data." and "Item 11. Executive Compensation."

                                     PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
         (a) (1)  Financial Statements:
                  Statement of Financial Condition at December 31, 2000 and 1999.
                  Statement of Income and Expenses for the years ended December 31, 2000, 1999 and 1998.

                         Statement  of  Partners'  Capital  for the years  ended
                          December 31, 2000, 1999 and 1998.
                    (2) Financial Statement Schedules: Financial Data Schedule for the year ended December 31, 2000.
                    (3)  Exhibits:
                    3.1 - Limited Partnership Agreement (filed as Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 33-79244 and incorporated herein by reference)
                    3.2 - Certificate of Limited Partnership of the Partnership as filed in the office of the County Clerk of New York County (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (Filed No. 33-79244) and incorporated herein by reference)
                    10.1-Customer  Agreement  between the  Partnership and Smith
                         Barney (filed as Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 33-79244) and incorporated herein by reference).
                    10.2-Subscription  Agreement  (filed as Exhibit  10.2 to the
                         Registration Statement on Form S-1 (File No. 33-29144) and incorporated herein by reference).
                    10.3-Escrow Instructions  relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 33-79244) and incorporated herein by reference).
                    10.4-Management   Agreement  among  the   Partnership,   the
                         General Partner and Chesapeake Capital Corporation (filed as Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 33-79244) and incorporated herein by reference).

                    10.5-Management Agreement among the Partnership, the General
                         Partner and John W. Henry & Co. Inc.  (filed as Exhibit
                         10.6 to the Registration Statement on Form S-1 (File No. 33-79244) and incorporated herein by reference).
                    10.6-Management Agreement among the Partnership, the General
                         Partner and Millburn  Ridgefield  Corporation (filed as
                         Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 33-79244) and incorporated herein by reference).
                    10.7-Management Agreement among the Partnership, the General
                         Partner  and  Willowbridge  Associates  Inc.  (filed as
                         Exhibit 10.7 to the Form 10-K for the year ended December 31, 1997)
                    10.8-Management   Agreement  among  the   Partnership,   the
                         General Partner and ARA Portfolio Management Company, L.L.C. (filed as Exhibit 10.8 to the Form 10-K for the year ended December 31, 1997).
                    10.9-Letter  from  General  Partner  terminating  Management
                         Agreement with Chesapeake Capital Corporation (filed as
                         Exhibit 10.9 to the Form 10-K for the year ended December 31, 1997).

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

                    10.17- Letters extending the Management Agreements with John
                         W. Henry & Company Inc., Campbell & Company, Inc., Willowbridge Associates Inc. and Beacon Management Corporation for 1999 (previously filed).
                    10.18-  Letter   from  the   General   Partner   terminating
                         Management Agreement with Roy G. Neiderhoffer Co., Inc. (previously filed)
                    10.19-  Letter   from  the   General   Partner   terminating
                         Management Agreement with John W. Henry & Company Inc. (filed herein)
                    10.20-  Management  Agreement  among  the  Partnership,  the
                         General Partner and Stonebrook Structured Products, LLC (filed as Exhibit 10.20 to the Form 10-K for the year ended December 31, 2000)
                    10.21-  Management  Agreement  among  the  Partnership,  the
                         General Partner and Graham Capital Management L.P. (filed as Exhibit 10.21 to the Form 10-K for the year ended December 31, 2000).
                    10.22- Letters  extending  the  Management  Agreements  with
                         Graham Capital Management L.P., Campbell & Company, Inc., Willowbridge Associates Inc., Stonebrook Structured Products, LLC and Beacon Management Corporation for 2000 (filed herein).
                   (b) Reports on 8-K:  None Filed.

     Supplemental  Information  To Be Furnished  With Reports Filed  Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.


Annual Report to Limited Partners

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 30th day of March 2001.


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