Form 10-Q
period 2001-06-30
SMITH BARNEY DIVERSIFIED FUTURES FUND L P II
filed 2001-08-14
CIK 923660

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended June 30, 2001
                      --------------

Commission File Number 0-22491
                       -------


                 SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
                -----------------------------------------------
                 (Exact name of registrant as specified in its
                                    charter)


      New York                            13-3769020
----------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)              Identification No.)

                     c/o Smith Barney Futures Management LLC
                           388 Greenwich St. - 7th Fl.
                            New York, New York 10013
       -----------------------------------------------------------------
              (Address and Zip Code of principal executive offices)

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

                                                 Yes   X    No
                                                     -----     ----

                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
                                    FORM 10-Q
                                      INDEX



                                                                    Page
                                                                    Number
PART I - Financial Information:

  Item 1.       Financial Statements:

                Statement of Financial Condition at
                June 30, 2001  and December 31,
                2000 (unaudited).                                     3

                Statement of Income and Expenses
                and Partners' Capital for the three
                and six months ended June 30, 2001
                and 2000 (unaudited).                                 4

                Notes to Financial Statements
                (unaudited)                                         5 - 9

  Item 2.       Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations                                          10 - 11

  Item 3.       Quantitative and Qualitative Disclosures
                of Market Risk                                      12 - 13

PART II - Other Information                                           14

                                     PART I

                          Item 1. Financial Statements


                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
                        STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)

                                                  JUNE 30,     DECEMBER 31,
                                                    2001           2000

ASSETS:
Equity in commodity futures trading account:
  Cash                                          $73,871,489   $77,138,225

  Net unrealized appreciation on
   open contracts                                 2,578,982     9,856,622

                                                -----------   -----------


                                                 76,450,471    86,994,847

Interest receivable                                 163,770       323,839
                                                -----------   -----------


                                                $76,614,241   $87,318,686
                                                ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

 Accrued expenses:
  Commissions                                   $   346,988   $   447,854
  Management fees                                   159,657       187,871
  Incentive fees                                       --         285,755
  Other                                              46,640        63,180
 Redemptions Payable                              1,489,496     1,631,259

                                                -----------   -----------


                                                  2,042,781     2,615,919

                                                -----------   -----------

Partners' Capital:


General Partner, 1,287.3915 Unit equivalents
  outstanding in 2001 and 2000                    1,393,949     1,458,228

Limited Partners, 67,583.4453 and 73,492.3251
  Units of Limited Partnership
  Interest outstanding in 2001 and 2000,
  respectively                                   73,177,511    83,244,539
                                                -----------   -----------


                                                 74,571,460    84,702,767

                                                -----------   -----------


                                                $76,614,241   $87,318,686

                                                ===========   ===========


See Notes to Financial Statements
                                        3

                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                     JUNE 30,                           JUNE 30,
                                                         --------------------------------   -----------------------------
                                                             2001                 2000           2001            2000
                                                         -------------------------------    ------------------------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains on closed positions                     $     428,812    $   3,193,640    $   6,337,601    $   2,619,612
  Change in unrealized losses on open
   positions                                                (4,001,646)      (2,395,173)      (7,277,640)      (2,397,594)

                                                         -------------    -------------    -------------    -------------

                                                            (3,572,834)         798,467         (940,039)         222,018
Less, brokerage commissions including clearing fees of
  $54,279, $71,851, $98,412 and $128,514, respectively      (1,267,983)      (1,498,542)      (2,622,279)      (3,136,679)

                                                         -------------    -------------    -------------    -------------

  Net realized and unrealized losses                        (4,840,817)        (700,075)      (3,562,318)      (2,914,661)



  Interest income                                              555,344          922,698        1,369,037        1,947,744

                                                         -------------    -------------    -------------    -------------

                                                            (4,285,473)         222,623       (2,193,281)        (966,917)

                                                         -------------    -------------    -------------    -------------


Expenses:
  Management fees                                              501,482          703,489        1,037,705        1,397,246
  Other expenses                                                26,776           32,778           53,002           67,756
  Incentive fees                                                  --               --            341,269             --

                                                         -------------    -------------    -------------    -------------

                                                               528,258          736,267        1,431,976        1,465,002

                                                         -------------    -------------    -------------    -------------

  Net loss                                                  (4,813,731)        (513,644)      (3,625,257)      (2,431,919)

  Redemptions                                               (3,510,376)      (6,025,587)      (6,506,050)     (14,548,636)

                                                         -------------    -------------    -------------    -------------

  Net decrease in Partners' capital                         (8,324,107)      (6,539,231)     (10,131,307)     (16,980,555)

Partners' capital, beginning of period                      82,895,567       92,032,282       84,702,767      102,473,606

                                                         -------------    -------------    -------------    -------------

Partners' capital, end of period                         $  74,571,460    $  85,493,051    $  74,571,460    $  85,493,051
                                                         -------------    -------------    -------------    -------------

Net asset value per Unit
  (68,870.8368 and 85,490.1909 Units outstanding
  at June 30, 2001 and 2000, respectively)               $    1,082.77    $    1,000.03    $    1,082.77    $    1,000.03
                                                         -------------    -------------    -------------    -------------


Net loss per Unit of Limited Partnership
  Interest and General Partner Unit equivalent           $      (66.70)   $       (5.06)   $      (49.93)   $      (25.57)
                                                         -------------    -------------    -------------    -------------


See Notes to Financial Statements
                                        4

                  Smith Barney Diversified Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of June 30, 2001 , all trading decisions are made for the Partnership by Graham Capital Management L.P., Campbell & Co., Inc., Willowbridge Associates Inc., Stonebrook Capital Management, Inc. and Beacon Management Corporation (collectively, the "Advisors"). Effective July 6, 2001, Capital Fund Management, was added as an Advisor to the Partnership.

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2001 and December 31, 2000 and the results of its operations for the three and six months ended June 30, 2001 and 2000. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                  Smith Barney Diversified Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)
                                   (Continued)

2.     Financial Highligths:

     Changes in net asset value per Unit for the three and six months ended June 30, 2001 and 2000 were as follows:


                                  SIX-MONTHS ENDED           THREE-MONTHS ENDED
                                      JUNE 30,                     JUNE 30,
                              -------------------------       ------------------
                                  2001            2000        2001         2000
                               -----------    ---------      --------   ---------
Net realized and unrealized
  losses                         $  (67.08)   $   (7.14)   $  (49.05)   $  (30.71)
Interest income                       7.80        10.34        18.81        20.86
Expenses                             (7.42)       (8.26)      (19.69)      (15.72)
                                  ---------    ---------    ---------    ---------

Decrease for period                 (66.70)       (5.06)      (49.93)      (25.57)

Net Asset Value per Unit,
  beginning of period             1,149.47     1,005.09     1,132.70     1,025.60
                                 ---------    ---------    ---------    ---------

Net Asset Value per Unit
  end of period                 $ 1,082.77   $ 1,000.03   $ 1,082.77   $ 1,000.03
                                 =========    =========     =========    =========

Total Return                          (5.8)%                    (4.4)%

Ratio of expenses, including
 brokerage commissions, to average
 net assets  *                         9.3%                     10.3%

Ratio of net income (loss) to average
 net assets *                         24.9%                     (9.2)%
*        Annualized

                  Smith Barney Diversified Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)
                                   (Continued)

3.       Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses and partners' capital.

     The  Customer   Agreement   between  the  Partnership  and  SSB  gives  the
Partnership the legal right to net unrealized gains and losses.

     All of the commodity interests owned by the Partnership, are held for trading purposes. The average fair value during the six and twelve month periods ended June 30, 2001 and December 31, 2000, respectively, based on a monthly calculation, were $4,399,392 and $4,748,750, respectively. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 2001 and December 31, 2000, was $2,578,982 and $9,856,622, respectively, as detailed below.

                                         Fair Value
                                ------------------------------
                                   June 30,    December 31,
                                     2001       2000
                                ------------- -------------

Currency:
 - Exchange Traded Contracts   $   (87,201)   $ 3,394,005
 - OTC Contracts                   414,336        133,429
Energy                           1,478,642        668,357
Grains                             240,635        221,765
Interest Rates U.S.                (86,663)     4,125,853
Interest Rates Non-U.S             226,058        858,321
Livestock                          307,284        591,100
Metals:
 - Exchange Traded Contracts       115,353        244,253
 - OTC Contracts                   (78,663)      (290,666)
Softs                              208,093        353,333
Indices                           (158,892)      (443,128)
                               -----------    -----------

Total                          $ 2,578,982    $ 9,856,622
                               ===========    ===========

                  Smith Barney Diversified Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)
                                   (Continued)


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

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation (depreciation) in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB.

     The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring

                  Smith Barney Diversified Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)
                                   (Continued)


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

     The notional or contractual amounts of these instruments, while not not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of June 30, 2001. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources


     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 2001.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits if any.

     For the six months ended June 30, 2001, Partnership capital decreased 12.0% from $84,702,767 to $74,571,460. This decrease was attributable to the net loss from operations of $3,625,257, coupled with the redemption of 5,908.8798 Units resulting in the outflow of $6,506,050, for the six months ended June 30, 2001. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

     During the Partnership's second quarter of 2001, the net asset value per unit decreased 5.8% from $1,149.47 to $1,082.77 as compared to a decrease of 0.5% in the second quarter of 2000. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2001 of $3,572,834. Losses were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates, livestock, metals and softs and were partially offset by gains in energy, grains and indices. The Partnership experienced a net trading gain before commissions and related fees in the second quarter of 2000 of $798,467. Gains were primarily attributable to the trading of commodity futures in currencies, softs and energy and were were partially offset by losses in livestock, indices, U.S. and non- U.S. interest rates, metals and grains.

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

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three and six months ended June 30, 2001 decreased by $367,354 and $578,707, respectively, as compared to the corresponding periods in 2000. The decrease in interest income is primarily due to the reduction in interest rates and the effect of redemptions on the Partnership's equity maintained in cash during the three month period ended June 30, 2001.

     Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and therefore, are affected by trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and six months ended June 30, 2001 decreased by $230,559 and $514,400, respectively, as compared to the corresponding periods in 2000.

     Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2001 decreased by $202,007 and $359,541, respectively, as compared to the corresponding periods in 2000.

     Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2001 resulted in incentive fees of $0 and $341,269, respectively. No incentive fees were earned for the three and six months ended June 30, 2000.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category at June 30, 2001. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2001, the Partnership's total capitalization was $74,571,460. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2000.

                                  June 30, 2001
                                   (Unaudited)

                                                                 Year to Date
                                               of Total       High          Low
Market Sector                Value at Risk   Capitalization      Value at Risk
----------------------------------------------------------------------------------------
Currencies:
 - Exchange Traded Contracts   $ 1,005,528       1.35%  $ 2,687,849   $   880,468
 - OTC Contracts                 1,280,286       1.71%    1,527,257       917,768
Energy                           1,775,100       2.38%    1,817,800       639,400
Grains                             827,500       1.11%      934,666       164,910
Interest Rates U.S.                504,645       0.68%    1,662,520       504,645
Interest Rates Non-U.S           1,437,580       1.93%    2,095,366       961,827
Livestock                          444,980       0.60%      444,980        72,642
Metals:
 - Exhange Traded Contracts        838,600       1.12%    1,334,360       516,500
 - OTC Contracts                   304,100       0.41%      304,100        22,800
Softs                              936,515       1.25%    1,002,290       493,800
Indices                          1,878,862       2.52%    2,591,965     1,878,862
                             -----------   -----------

Total                          $11,233,696      15.06%
                              ===========   ===========

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

Date:         8/13/01
              ---------

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By:           Smith Barney Futures Management LLC
              (General Partner)


By:           /s/ David J. Vogel, President
              David J. Vogel, President


Date:         8/13/01
              ---------


By:           /s/ Daniel R. McAuliffe, Jr.
              ----------------------------------------
              Daniel R. McAuliffe, Jr.
              Chief Financial Officer and
              Director

Date:         8/13/01
              ---------