Form 10-Q
period 2001-09-30
SMITH BARNEY DIVERSIFIED FUTURES FUND L P II
filed 2001-11-13
CIK 923660

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For the Quarter ended September 30, 2001
                           -------------------

     Commission File Number 0-22491
                           ---------

                 SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
            --------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                New York                             13-3769020
            --------------------------------------------------------
           (State or other jurisdiction of        (I.R.S. Employer
             incorporation or organization)        Identification No.)

                     c/o Smith Barney Futures Management LLC
                           388 Greenwich St. - 7th Fl.
                            New York, New York 10013
            --------------------------------------------------------
            (Address and Zip Code of principal executive offices)

                                 (212) 723-5424
            --------------------------------------------------------
             (Registrant's telephone number, including area code)



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

           Item 1. Financial Statements:

                   Statement of Financial Condition at
                   September 30, 2001  and December 31,
                   2000 (unaudited).                                        3

                   Statement of Income and Expenses and
                   Partners' Capital for the three and
                   nine months ended September 30, 2001
                   and 2000 (unaudited).                                    4

                   Notes to Financial Statements
                   (unaudited)                                            5 - 9

           Item 2. Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                            10 - 11

           Item 3. Quantitative and Qualitative Disclosures
                   of Market Risk                                        12 - 13

PART II - Other Information                                                 14
                                   2

                                     PART I

                          Item 1. Financial Statements


                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
                        STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)


                                                             SEPTEMBER 30,  DECEMBER 31,
                                                                  2001            2000
                                                             -----------   -----------
ASSETS:
Equity in commodity futures trading account:
  Cash                                                       $63,600,120   $77,138,225

  Net unrealized appreciation on
   open positions                                             10,054,603     9,856,622

Commodity options owned, at value
(cost $1,766,263 and $0 in 2001 and 2000, respectively)          793,824          --
                                                             -----------   -----------
                                                              74,448,547    86,994,847
Interest receivable                                              139,226       323,839
                                                             -----------   -----------
                                                             $74,587,773   $87,318,686
                                                             ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

Commodity options written, at value
  (premium $65,095 and $0 in 2001 and 2000, respectively)    $        77   $      --
 Accrued expenses:
  Commissions                                                    376,359       447,854
  Management fees                                                159,363       187,871
  Incentive fees                                                  14,430       285,755
  Other                                                           55,784        63,180
 Redemptions Payable                                             682,930     1,631,259
                                                             -----------   -----------
                                                               1,288,943     2,615,919
                                                             -----------   -----------
Partners' Capital:


General Partner, 1,287.3915 Unit equivalents
  outstanding in 2001 and 2000                                 1,426,134     1,458,228

Limited Partners, 64,880.3461 and 73,492.3251
  Units of Limited Partnership
  Interest outstanding in 2001 and 2000,
  respectively                                                71,872,696    83,244,539
                                                             -----------   -----------
                                                              73,298,830    84,702,767
                                                             -----------   -----------
                                                             $74,587,773   $87,318,686
                                                             ===========   ===========

See Notes to Financial Statements.

                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                        SEPTEMBER 30,
                                                              -----------------------------     --------------------------------
                                                                      2001            2000              2001              2000
                                                              ------------     ------------     ------------    ----------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions                 $  (3,688,062)   $   2,047,952    $   2,649,539    $   4,667,564
  Change in unrealized  gains (losses) on open
   positions                                                      6,568,200       (2,683,938)        (709,440)      (5,081,532)
                                                              -------------    -------------    -------------    -------------
                                                                  2,880,138         (635,986)       1,940,099         (413,968)
Less, brokerage commissions including clearing fees
  of $53,397, $43,410,  $151,809 and $171,924, respectively      (1,247,749)      (1,354,030)      (3,870,028)      (4,490,709)
                                                              -------------    -------------    -------------    -------------
  Net realized and unrealized gains (losses)                      1,632,389       (1,990,016)      (1,929,929)      (4,904,677)
  Interest income                                                   468,099          989,866        1,837,136        2,937,610
                                                              -------------    -------------    -------------    -------------
                                                                  2,100,488       (1,000,150)         (92,793)      (1,967,067)
                                                              -------------    -------------    -------------    -------------

Expenses:
  Management fees                                                   475,633          537,469        1,513,338        1,934,715
  Other expenses                                                     27,705           24,535           80,707           92,291
  Incentive fees                                                     14,430             --            355,699             --
                                                              -------------    -------------    -------------    -------------
                                                                    517,768          562,004        1,949,744        2,027,006
                                                              -------------    -------------    -------------    -------------
  Net income (loss)                                               1,582,720       (1,562,154)      (2,042,537)      (3,994,073)
  Redemptions                                                    (2,855,350)      (5,710,573)      (9,361,400)     (20,259,209)
                                                              -------------    -------------    -------------    -------------
  Net decrease in Partners' capital                              (1,272,630)      (7,272,727)     (11,403,937)     (24,253,282)

Partners' capital, beginning of period                           74,571,460       85,493,051       84,702,767      102,473,606
                                                              -------------    -------------    -------------    -------------
Partners' capital, end of period                              $  73,298,830    $  78,220,324    $  73,298,830    $  78,220,324
                                                              -------------    -------------    -------------    -------------
Net asset value per Unit
  (66,167.7376 and 79,660.7313 Units outstanding
  at September 30, 2001 and 2000, respectively)               $    1,107.77    $      981.92    $    1,107.77    $      981.92
                                                              -------------    -------------    -------------    -------------
Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent                $       25.00    $      (18.11)   $      (24.93)   $      (43.68)
                                                              -------------    -------------    -------------    -------------

See Notes to Financial Statements

                  Smith Barney Diversified Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of September 30, 2001, all trading decisions are made for the Partnership by Capital Fund Management, Graham Capital Management L.P., Campbell & Co., Inc., Willowbridge Associates Inc., Stonebrook Capital Management, Inc. and Beacon Management Corporation (collectively, the "Advisors"). Effective July 6, 2001, Capital Fund Management, was added as an Advisor to the Partnership.

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2001 and December 31, 2000 and the results of its operations for the three and nine months ended September 30, 2001 and 2000. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                  Smith Barney Diversified Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)

2.     Financial Highlights:

     Changes in net asset value per Unit for the three and nine months ended September 30, 2001 and 2000 were as follows:

                                              THREE-MONTHS ENDED        NINE-MONTHS ENDED
                                               SEPTEMBER 30,              SEPTEMBER 30,
                                     --------------------------    ------------------------
                                             2001          2000         2001          2000
                                     ------------   -----------    ----------   -----------
Net realized and unrealized
  gains (losses)                     $      25.72  $     (23.25) $     (23.33) $     (53.96)
Interest income                              6.91         11.86         25.72         32.72
Espenses                                    (7.63)        (6.72)       (27.32)       (22.44)
                                     ------------   -----------    ----------   -----------
Increase(decrease) for period               25.00        (18.11)       (24.93)       (43.68)

Net Asset Value per Unit,
  beginning of period                    1,082.77      1,000.03      1,132.70      1,025.60
                                     ------------   -----------    ----------   -----------
Net Asset Value per Unit
        end of period                $   1,107.77  $     981.92  $   1,107.77  $     981.92
                                     ============   ===========    ==========   ===========

Total Return                                 2.3%                       (2.2)%

Ratio of expenses, including
 brokerage commissions, to average
 net assets  *                               9.7%                        10.1%

Ratio of net income (loss) to
 average net assets *                        8.7%                       (3.5)%

*  Annualized

                  Smith Barney Diversified Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)

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

     All of the commodity interests owned by the Partnership, are held for trading purposes. The average fair value during the nine and twelve month periods ended September 30, 2001 and December 31, 2000, respectively, based on a monthly calculation, were $4,993,489 and $4,748,750, respectively. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 2001 and December 31, 2000, were $10,848,350 and $9,856,622, respectively, as detailed below.

                                         Fair Value
                               ----------------------------
                                September 30,   December 31,
                                      2001           2000
                               ------------     -----------
Currency:
 - Exchange Traded Contracts   $    923,120    $  3,394,005
 - OTC Contracts                  1,460,940         133,429
Energy                              282,838         668,357
Grains                              118,877         221,765
Interest Rates U.S.               3,972,719       4,125,853
Interest Rates Non-U.S            1,657,698         858,321
Livestock                           822,557         591,100
Metals:
 - Exchange Traded Contracts        553,522         244,253
 - OTC Contracts                    631,131        (290,666)
Softs                             1,245,544         353,333
Indices                            (820,596)       (443,128)
                               ------------     -----------
Total                          $ 10,848,350    $  9,856,622
                               ============    ============


                 Smith Barney Diversified Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)


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

     The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring

                  Smith Barney Diversified Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)

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

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of September 30, 2001. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.  Management's  Discussion  and   Analysis  of  Financial  Condition  and
         Results of Operations.

Liquidity and Capital Resources


     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 2001.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits if any.

     For the nine months ended September 30, 2001, Partnership capital decreased 13.5% from $84,702,767 to $73,298,830. This decrease was attributable to net loss from operations of $2,042,537 coupled with the redemption of 8,611.9790 Units resulting in the outflow of $9,361,400 for the nine months ended September 30, 2001. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

     During the Partnership's third quarter of 2001, the net asset value per unit increased 2.3% from $1,082.77 to $1,107.77 as compared to a decrease of 1.8% in the third quarter of 2000. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2001 of $2,880,138. Gains were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates, metals and softs and were partially offset by losses in energy, grains, livestock and indices. The Partnership experienced a net trading loss before commissions and related fees in the third quarter of 2000 of $635,986. Losses were primarily attributable to the trading of commodity futures in currencies, non-U.S. interest rates, softs, livestock and indices and were partially offset by gains in metals, energy, U.S. interest rates, and grains.

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

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three and nine months ended September 30, 2001 decreased by $521,767 and $1,100,474, respectively, as compared to the corresponding periods in 2000. The decrease in interest income is primarily due to the reduction in interest rates and the effect of redemptions on the Partnership's equity maintained in cash during the three month period ended September 30, 2001.

     Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and therefore, are affected by trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and nine months ended September 30, 2001 decreased by $106,281 and $620,681, respectively, as compared to the corresponding periods in 2000.

     Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2001 decreased by $61,836 and $421,377, respectively, as compared to the corresponding periods in 2000.

     Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2001 resulted in incentive fees of $14,430 and $355,699, respectively. No incentive fees were earned for the three and nine months ended September 30, 2000.

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

     Market movements result in frequent changes in the fair value of the Partnership's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the value of financial instruments and contracts, the diversification effects among the Partnership's open positions and the liquidity of the markets in which it trades.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category at September 30, 2001. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2001, the Partnership's total capitalization was $73,298,830. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2000.

                               September 30, 2001
                                   (Unaudited)

                                                                    Year to Date
                                              % of Total       High           Low
Market Sector                Value at Risk   Capitalization Value at Risk Value at Risk
---------------------------------------------------------------------------------------
Currencies:
 - Exchange Traded Contracts   $1,228,971      1.68%        $2,687,849   $  880,468
 - OTC Contracts                1,077,192      1.47%         1,527,257      917,768
Energy                            848,800      1.16%         2,320,000      634,000
Grains                            298,750      0.41%           934,666      276,450
Interest Rates U.S.             1,951,890      2.66%         2,725,192      371,700
Interest Rates Non-U.S          2,419,078      3.30%         2,854,567      961,827
Livestock                         403,201      0.55%           473,866       72,642
Metals:
 - Exhange Traded Contracts       922,900      1.26%         1,419,200      516,100
 - OTC Contracts                  400,700      0.55%           581,225       22,800
Softs                             871,400      1.19%           973,027      493,800
Indices                         2,439,019      3.32%         3,330,731    1,543,061
                             ------------    -------
Total                         $12,861,901     17.55%
                             ============    =======



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

Date:     11/8/01

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:           Smith Barney Futures Management LLC
              (General Partner)


By:           /s/ David J. Vogel, President
              David J. Vogel, President


Date:     11/8/01


By:           /s/ Daniel R. McAuliffe, Jr.
              Daniel R. McAuliffe, Jr.
              Chief Financial Officer and
              Director

Date:     11/8/01