Form 10-K
period 2001-12-31
SMITH BARNEY DIVERSIFIED FUTURES FUND L P II
filed 2002-03-28
CIK 923660

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                      For the year ended December 31, 2001

Commission File Number 0-22491
                       -------

                SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
--------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            New York                               13-3769020
--------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S.Employer
 incorporation or organization)                  Identification No.)

                     c/o Smith Barney Futures Management LLC
                           388 Greenwich St. - 7th Fl.
                            New York, New York 10013
---------------------------------------------------------------------------
              (Address and Zip Code of principal executive offices)

                             (212) 723-5424
---------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:  Units of
                                                             Limited
                                                             Partnership
                                                             Interest
                                                             (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

As of February 28, 2002, Limited Partnership Units with an aggregate value of $58,778,836 were outstanding and held by non-affiliates.


                       DOCUMENTS INCORPORTED BY REFERENCE

                                      None

                                     PART I

Item 1. Business.
        ---------
     (a) General development of business. Smith Barney Diversified Futures Fund L.P. II ("Partnership") is a limited partnership organized on May 10, 1994 under the partnership laws of the State of New York. The Partnership commenced trading operations on January 17, 1996. The Partnership engages in speculative trading of commodity interests, including forward contracts on foreign currencies, commodity options and commodity futures contracts and other financial instruments, foreign currencies and stock indices.
     A Registration Statement on Form S-1 relating to the public offering became effective on August 21, 1995. Beginning August 21, 1995, 100,000 Units of Limited Partnership Interest ("Units") were publicly offered at $1,000 per Unit for a period of ninety days, subject to increase for up to an additional sixty days at the sole discretion of the general partner. Between August 21, 1995 (commencement of the offering period) and January 16, 1996, 8,529 Units were sold at $1,000 per Unit. Proceeds of the offering were held in an escrow account and were transferred, along with the General Partner's contribution of $87,000 to the Partnership's trading account on January 17, 1996 when the Partnership commenced trading. Sales of additional Units and additional general partner contributions and redemptions of Units for the year ended December 31, 2001 are reported in the Statement of Partners' Capital on page F-6 under "Item 8.

Financial Statements and Supplementary Data." The general partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) an amount to entitle it to 1% of each material item of Partnership income, loss, deduction or credit and (ii) the greater of (a) 1% of the partners' contributions to the Partnership or (b) $25,000. The Partnership will be liquidated upon the first of the following to occur: December 31, 2014; the net asset value of a Unit decreases to less than $400 as of the close of any business day; or under certain circumstances as defined in the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement").
     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc.
     The Partnership's trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with SSB.
     As of December 31, 2001, all commodity trading decisions are made for the Partnership by Graham Capital Management L.P. ("Graham"), Campbell and Company

Inc., Willowbridge Associates Inc., Stonebrook Structured Products, LLC. ("Stonebrook"), Capital Fund Management and Beacon Management Corporation (collectively, the "Advisors"). None of the Advisors is affiliated with the General Partner or SSB. The Advisors are not responsible for the organization or operation of the Partnership. Capital Fund Management was added as an Advisor to the Partnership on August 26, 2001.
     Pursuant to the terms of the Management Agreements (the "Management Agreements"), the Partnership pays each Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor, except Stonebrook, which will receive a monthly management fee equal to 1/20 of 1% (.60% per year) of the fixed notional account size determined on a monthly basis by the General Partner. In addition, the Partnership is obligated to pay each Advisor an incentive fee payable quarterly equal to 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership, except Graham, which will receive an incentive fee of 10% of New Trading Profits on the first $5,000,000 and 20% of New Trading Profits for all such profits in excess of $5,000,000. Stonebrook does not receive an incentive fee. For the period January 1, 2000 through June 30, 2000, the Partnership was obligated to pay John W. Henry & Company, Inc. a monthly management fee of 1/3 of 1% (4% per year) of month-end net assets, and an incentive fee of 15% of the new Trading Profits, as defined in the Management Agreement. The

Partnership has entered into a Customer Agreement with SSB (the "Customer Agreement") which provides that the Partnership will pay SSB a monthly brokerage fee equal to 1/2 of 1% of month-end Net Assets allocated to the Advisors (6% per year) in lieu of brokerage commissions on a per trade basis. SSB also pays a portion of its brokerage fees to its financial consultants who have sold Units and who are registered as associated persons with the Commodity Futures Trading Commission (the "CFTC"). The Partnership pays for National Futures Association ("NFA") fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses.
     In addition, SSB pays the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined.
     (b)  Financial  information  about  industry  segments.  The  Partnership's business consists of only one segment, speculative trading of commodity interests (including, but not limited to, futures contracts, options and forward contracts on U.S. Treasury Bills, other financial instruments, foreign currencies, stock indices and physical commodities). The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 is set forth under "Item 6. Selected Financial Data." The Partnership capital as of December 31, 2001, was $66,617,537.
(c)  Narrative description of business. -
     --------------------------------
     See Paragraphs (a) and (b) above.
     (i) through (x) - Not applicable.
     (xi) through (xii) - Not applicable.
     (xiii) - The Partnership has no employees.
(d) Financial Information About Geographic Areas. The Partnership does not engage in sales of goods or services or own any long lived assets, and therefore this item is not applicable.
Item 2.  Properties.
         ----------
     The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, SSB.
(c)  Distribution.  The  Partnership  did not declare a distribution  in 2001 or
     2000.
(d)  Use of Proceeds. There were no additional sales
     ----------------
Item 3. Legal Proceedings.
        -----------------
     This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Salomon Smith Barney Holdings Inc. ("SSBH") or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

     Salomon Smith Barney Inc. ("SSB") is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. SSB is registered as a broker-dealer and futures commission merchant ("FCM"), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. SSB and its affiliates also provide investment banking and other financial services for clients worldwide.
     There have been no administrative, civil or criminal actions pending, on appeal or concluded against SSB or any of its individual principals within the past five years that management believes may have a material impact on SSB's ability to act as an FCM. In the ordinary course of its business, SSB is a party to various claims and regulatory inquiries. Proceedings deemed to be material for purposes of Commodity Futures Trading Commission ("CFTC") disclosure requirements are:
     In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust ("APT"), Ameritech Corporation, and an officer of Ameritech filed suit against Salomon Brothers Inc. ("SBI") and Salomon Brothers Realty Corporation ("SBRC") in the U.S. District Court for the Northern District of Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp.). The second amended complaint alleges that three purchases by APT from defendants of participation interests in net cash flow or resale proceeds of three portfolios of motels owned by Motels of America, Inc. ("MOA"), as well as a fourth purchase by APT of a similar participation interest in a portfolio of motels owned by Best Inns, Inc. ("Best"), violated the Employee Retirement Income Security Act ("ERISA"), and that APT's purchase of the participation interests in the third MOA portfolio and in the Best portfolio violated the Racketeer Influenced and Corrupt Organization Act ("RICO") and the Illinois Consumer Fraud and Deceptive Practices Act ("Consumer Fraud Act"), and constituted fraud, negligent misrepresentation, breach of contract and unjust enrichment. SBI had acquired the participation interests when it purchased principal mortgage notes issued by MOA and Best to finance purchases of motel portfolios; 95% of three of those interests and 100% of the fourth were sold to APT for a total of approximately $20.9 million. Plaintiffs' second amended complaint seeks judgment (a) on the ERISA claims for the approximately $20.9 million purchase price, for rescission and for disgorgement of profits, as well as other relief, and (b) on the RICO and state law claims in the amount of $12.3 million, with damages trebled to $37 million on the RICO claims and punitive damages in excess of $37 million on certain of the state law claims as well as other relief. Following motions by defendants, the court dismissed the RICO, Consumer Fraud Act, fraud, negligent misrepresentation, breach of contract, and unjust enrichment claims. The court also found that defendants were not ERISA fiduciaries and dismissed two of the three claims based on that allegation. Defendants moved for summary judgment on plaintiffs' only remaining claim, which alleged an ERISA violation. The motion was denied, and defendants appealed to the U.S. Court of Appeals for the Seventh

Circuit. In July 1999, the U. S. Court of Appeals for the Seventh Circuit reversed the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against the Company. Plaintiffs filed a petition for certiorari with the U. S. Supreme Court seeking review of the decision of the Court of Appeals, which was granted in January 2000. After hearing oral argument, on June 12, 2000, the U.S. Supreme Court reversed the U.S. Court of Appeals for the Seventh Circuit's judgment, which had overturned the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against the Company, and remanded the matter to the circuit court for further proceedings. Subsequently, the circuit court remanded the matter to the U.S. District Court for the Northern District of Illinois for further proceedings.
     Both the Department of Labor and the Internal Revenue Service ("IRS") have advised SBI that they were or are reviewing the underlying transactions. With respect to the IRS, SSBH, SBI and SBRC have consented to extensions of time for the assessment of excise taxes that may be claimed with respect to the transactions for the years 1987, 1988 and 1989. In August 1996, the IRS sent SSBH, SBI and SBRC what appeared to be draft "30-day letters" with respect to the transactions and SSBH, SBI and SBRC were given an opportunity to comment on whether the IRS should issue 30-day letters, which would actually commence the assessment process. In October 1996, SSBH, SBI and SBRC submitted a memorandum setting forth reasons why the IRS should not issue such 30-day letters. Since that time, the IRS has not issued such 30-day letters to SSBH, SBI or SBRC.
     In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including SSB, in the U.S. Bankruptcy Court for the Central District of California. (County of Orange et al v. Bear Stearns & Co. Inc. et al.) The complaint alleged, among other things, that the brokerage firms recommended and sold unsuitable securities to Orange Count. SSB and the remaining brokerage firms settled with Orange County in mid 1999.
     In June 1998, complaints were filed in the U.S. district Court for the Eastern District of Louisiana in two actions (Board of Liquidations, City Debt of the City of New Orleans v. Smith Barney Inc, et ano. and The City of New Orleans v. Smith Barney Inc. et ano.), in which the City of New Orleans seeks a determination that Smith Barney Inc. and another underwriter will be responsible for any damages that the City may incur in the event the IRS denies tax exempt status to the City's General Obligation Refunding Bonds Series 1991. The complaints were subsequently amended. SSB has asked the court to dismiss the amended complaints. The Court denied the motion but stayed the case. Subsequently, the city withdrew the lawsuit.
     In November 1998, a class action complaint was filed in the United States District Court for the Middle District of Florida (Dwight Brock as Clerk for

Collier County v. Merrill Lynch, et al.). The Complaint alleged that, pursuant to a nationwide conspiracy, 17 broker-dealer defendants, including SSB, Charged excessive mark-ups in connection with advanced refunding transactions. Among other relief, plaintiffs sought compensatory and punitive damages, restitution and/or rescission of the transactions and disgorgement of alleged excessive profits. In October 1999, the plaintiff filed a second amended complaint. SSB has asked the court to dismiss the amended complaint. In November 1999, SSB moved to dismiss the amended complaint. In May 2001, the parties reached, and the court preliminarily approved, a tentative settlement. In September 2001, the court approved the settlement.
     In connection with the Louisiana and Florida matters, the IRS and SEC have been conducting and industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions, In April 2000 SSB and several other broker-dealers entered into a settlement with the IRS and the SEC.
     In December 1998, SSB was one of twenty-eight market making firms that reached a settlement with the SEC in the matter titled In the Matter of Certain Market Making Activities on NASDAQ. As part of the settlement of that matter, SSB, without admitting or denying the factual allegation, agreed to an order that required that it: (i) cease and desist from committing or causing any violations of Sections 15(c)(1) and (2) of the Securities Exchange Act of 1934 and Rules 15cl -2, 15c2-7 and 17a-3 thereunder, (ii) pay penalties totaling approximately $760,000, and (iii) submit certain policies and procedures to an independent consultant for review.

     In March 1999, a complaint seeking in excess of $250 million was filed by a hedge fund and its investment advisor against SSB in the Supreme Court of the State of New York, County of New York (MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.). Plaintiffs allege that while acting as their prime broker SSB breached its contracts with plaintiffs, converted plaintiffs' monies and engaged in tortious conduct, including breaching its fiduciary duties. In October 1999, the court dismissed plaintiffs' tort claims, including the breach of fiduciary duty claims, but allowed the breach of contract and conversion claims to stand. In December 1999, SSB filed an answer and asserted counterclaims against the investment advisor. In response to plaintiffs' motion to strike the counterclaims, in January 2000, SSB amended its counterclaims against the investment advisor to seek indemnification and contribution. Plaintiffs moved to strike SSB's amended counterclaims in February 2000. In September 2000, the court denied plaintiffs' motion to dismiss SSB's counterclaims based on indemnification and contribution. Discovery is ongoing.
     SSBH and various subsidiaries have also been named as defendants in various matters incident to and typical of the businesses in which they are engaged. These include numerous civil actions, arbitration proceedings and other matters in which SSBH's broker-dealer subsidiaries have been named, arising in the normal course of business out of activities as a broker and dealer in securities, as an underwriter of securities, as an investment banker or otherwise. In the opinion of SSBH's management, none of these actions is expected to have a material adverse effect on the results of operations, consolidated financial condition or liquidity of SSBH and its subsidiaries.
Item 4.  Submission of Matters to a Vote of Security Holders.
     There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.
                                     PART II

Item 5.  Market for  Registrant's  Common  Equity and  Related  Security  Holder
     Matters.
(a)  Market Information. The Partnership has issued no stock.
          There  is no  public  market  for the  Units  of  Limited  Partnership
     Interest.
(b) Holders. The number of holders of Units of Limited Partnership Interest as of December 31, 2001 was 3,478.
(c) Distribution. The Partnership did not declare a distribution in 2001 or 2000.

(d) Use of Proceeds. There were no additional sales during the twelve months ended December 31, 2001 and 2000. The Partnership ceased to offer Units effective March 1, 1998. For the twelve months ended December 31, 1998, there were additional sales of 38,309.9229 Units totaling $42,074,000 and contributions by the General Partner representing 283.5082 Unit equivalents totaling $311,000. Proceeds from the sale of additional Units are used in the trading of commodity interests including futures contracts, options and forward contracts.

Item 6. Selected Financial Data. Realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in Net Asset Value per Unit for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 and total assets at December 31, 2001, 2000, 1999, 1998 and 1997 were as follows:

                                                 2001             2000              1999            1998           1997
                                         ------------    -------------     -------------  --------------  --------------
Realized and unrealized trading gains
(losses) net of brokerage commissions
 and clearing fees of $5,109,439,
$5,846,384, $8,857,532, $8,891,659,
and $6,257,856, respectively            $  (5,744,771)       6,540,869    $ (21,027,791)   $  14,064,160   $    (461,654)


Interest income                             2,121,645        3,884,319        4,658,630        4,818,279       3,634,245
                                        -------------    -------------    -------------    -------------   -------------
                                        $   3,623,126)   $  10,425,188    $ (16,369,161)   $  18,882,439   $   3,172,591
                                        =============    =============    =============    =============   =============

Net income (loss)                       $  (6,137,603)   $   7,572,583    $ (21,048,896)   $  12,979,536   $    (313,824)
                                        =============    =============    =============    =============   =============

Increase (decrease) in Net
 Asset Value per unit                   $      (87.64)   $      107.10    $     (193.59)   $       95.43   $       (1.30)
                                        =============    =============    =============    =============   =============

Total assets                            $  68,118,842    $  87,318,686    $ 106,012,664    $ 154,692,651   $ 113,547,434
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

     (5) The Partnership will not utilize borrowing except short-term borrowing if the Partnership takes delivery of any cash commodities.
     (6) The Advisors may, from time to time, employ trading strategies such as spread or straddles on behalf of the Partnership. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.
     The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. (See also Item 8.
Financial Statements and Supplementary Data. for further information on financial instrument risk included in the notes to financial statements.)
     Other than the risks inherent in commodity trading, the Partnership knows of no trends demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the Partnership will cease trading operations and liquidate all open positions upon the first to occur of the following: (i) December 31, 2014;
(ii) the vote dissolve the Partnership by limited partners owning more than 50% of the Units; (iii) assignment by the General Partner of all of its interest in the Partnership or withdrawal, removal, bankruptcy or any other event that causes the General Partner to cease to be a general partner under the New York Revised Limited Partnership Act unless the Partnership is continued as described in the Limited Partnership Agreement; (iv) net asset value per Unit falls to less than $400 as of the end of any trading day; or (v) the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued.
(b) Capital resources. (i) The Partnership has made no material commitments for capital expenditures.
     (ii) The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity trading, and by expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership may or may not be able to identify. Partnership expenses will consist of, among other things, commissions, management fees and incentive fees. The level of these expenses is dependent upon the level of trading gains or losses and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of net assets maintained. In addition, the amount of interest income payable by SSB is dependent upon interest rates over which the Partnership has no control.
     No forecast can be made as to the level of redemptions in any given period. A limited partner may cause all of his Units to be redeemed by the Partnership at the Net Asset Value thereof as of the last day of each month on ten days' written notice to the General Partner. No fee will be charged for redemptions. For the year ended December 31, 2001, 11,034.5654 Units were redeemed totaling 11,947,627. For the year ended December 31, 2000, 25,136.0733 Units were redeemed totaling $25,343,422. For the year ended December 31, 1999, 24,591.7470 Units were redeemed totaling $28,275,280.
     The Partnership ceased to offer Units effective March 1, 1998. For the year ended December 31, 1998, there were additional sales of 38,309.9229 Units totaling $42,074,000 and contributions by the General Partner representing
283.5082 Unit equivalents totaling $311,000.

     (c) Results of Operations. For the year ended December 31, 2001 the Net Asset Value per Unit decreased 7.7% from $1,132.70 to $1,045.06. For the year ended December 31, 2000, the Net Asset Value per Unit increased 10.4% from $1,025.60 to $1,132.70. For the year ended December 31, 1999 the Net Asset Value per unit decreased 15.9% from $1,219.19 to $1,025.60.
     The Partnership experienced net trading losses of $635,332 before commissions and expenses in 2001. Losses were primarily attributable to trading in currencies, energy, grains, indices, metals and livestock and were partially offset by gains recognized in U.S. and non-U.S. interest rates and softs.
     The Partnership experienced net trading gains of $12,387,253 before commissions and expenses in 2000. Gains were primarily attributable to the trading in currencies, energy, and U.S. interest rates and were partially offset by losses recognized in the trading of grains, softs, livestock, non-U.S. interest rates, metals and indices.
     The  Partnership  experienced  net  trading  losses of  $12,170,259  before commissions and expenses in 1999. Losses were primarily attributable to the trading in indices, non-U.S. interest rates, metals, grains, softs, livestock and currencies and were partially offset by gains recognized in the trading of U.S. interest rates and energy.
           Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.
(d)Operational Risk
     The Partnership is directly exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.
Such risks include:
     Operational/Settlement Risk - the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership is subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets.

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

The Partnership's Trading Value at Risk in Different Market Sectors
     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 2001. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2001, the Partnership's total capitalization was $66,617,537.

                                December 31, 2001

                                                                            Year to Date
                                                   % of Total         High               Low
Market Sector                  Value at Risk    Capitalization    Value at Risk  Value at Risk
-----------------------------------------------------------------------------------------------
Currencies
- Exchange Traded Contracts      $1,966,109             2.95%        $2,687,849   $  880,468
- OTC Contracts                   1,361,075             2.04%         1,527,257      917,768
Energy                            1,612,500             2.42%         2,320,000      634,000
Grains                              550,800             0.83%           934,666      164,910
Interest rates U.S.                 355,000             0.53%         2,725,192      302,535
Interest rates Non-U.S              785,151             1.18%         3,147,150      619,466
Livestock                           159,600             0.24%           473,866       72,642
Metals
- Exchange Traded Contracts         344,000             0.52%         1,419,200      344,000
- OTC Contracts                     134,450             0.20%           581,225       22,800
Softs                               501,310             0.75%         1,022,290      471,949
Indices                           1,443,518             2.17%         3,330,731      968,173
                                 ----------        ----------
Total                            $9,213,513            13.83%
                                 ==========        ==========


     As of December 31, 2000, the Partnership's total capitalization was $84,702,767.


                                December 31, 2000
                                                                          Year to Date
                                                % of Total         High               Low
Market Sector                  Value at Risk    Capitalization    Value at Risk  Value at Risk
-----------------------------------------------------------------------------------------------
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
                                 ===========       ===========

     Material Limitations on Value at Risk as an Assessment of Market Risk
     The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions -- unusual, but historically recurring from time to time -- could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table -- as well as the past performance of the Partnership -- give no indication of this "risk of ruin."
Non-Trading Risk
     The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.
     Materiality as used in this section, "Qualitative and Quantitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership's market sensitive instruments.
     Qualitative Disclosures Regarding Primary Trading Risk Exposures
     The following qualitative disclosures regarding the Partnership's market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long- term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.
     The following were the primary trading risk exposures of the Partnership as of December 31, 2001, by market sector.
     Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes futures positions on the government debt of smaller nations -- e.g., Australia. The General Partner anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future.
     Currencies. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a functional currency other than dollars.
     Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. As of December 31, 2001, the Partnership's primary exposures were in the S&P 500, Financial Times (England), Nikkei (Japan) and EUREX (Germany) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)
     Metals. The Partnership's primary metal market exposure is to fluctuations in the price of gold, silver and copper. Although certain of the Advisors will from time to time trade base metals such as nickel and aluminum, the principal market exposures of the Partnership have consistently been in the precious metals, gold and silver. The General Partner anticipates that gold and silver will remain the primary metals market exposure for the Partnership.
     Softs. The Partnership's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Coffee, cocoa, cotton, orange juice and sugar accounted for the substantial bulk of the Partnership's commodity exposure as of December 31, 2001.
     Energy. The Partnership's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
     The following were the only non-trading risk exposures of the Partnership as of December 31, 2001.

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

              Item 8. Financial Statements and Supplementary Data.

                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
                          INDEX TO FINANCIAL STATEMENTS


                                                                        Page
                                                                       Number

                        Oath or Affirmation                             F-2

                        Report of Independent Accountants.              F-3

                        Financial Statements:
                        Statement of Financial Condition at
                        December 31, 2001 and 2000.                     F-4

                        Condensed Schedule of Investments at
                        December 31, 2001                               F-5

                        Statement of Income and Expenses for
                        the years ended December 31, 2001,
                        2000 and 1999.                                  F-6

                        Statement of Partners' Capital for
                        the years ended December 31, 2001, 2000
                        and 1999.                                       F-7

                        Notes to Financial Statements.               F-8 - F-12

                           To The Limited Partners of
                  Smith Barney Diversified Futures Fund L.P. II

     To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.






By:  Daniel R. McAuliffe, Jr.
     Chief Financial Officer and Director
     Smith Barney Futures Management LLC
     General Partner, Smith Barney Diversified
     Futures Fund L.P. II

Smith Barney Futures Management LLC
388 Greenwich Street
7th Floor
New York, N.Y. 10013
212-723-5424

                        Report of Independent Accountants

To the Partners of
   Smith Barney Diversified Futures Fund L.P. II:

     In our opinion, the accompanying statement of financial condition, including the condensed schedule of investments, and the related statements of income and expenses and of partners' capital present fairly, in all material respects, the financial position of Smith Barney Diversified Futures Fund L.P. II at December 31, 2001 and 2000, and the results of its operations for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of the General Partner; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
New York, New York
February 28, 2002

                            Smith Barney Diversified
                              Futures Fund L.P. II
                        Statement of Financial Condition
                           December 31, 2001 and 2000


                                                               2001         2000
                                                        -----------   -----------
Equity in commodity futures trading account:
   Cash (Note 3c)                                       $63,266,503   $77,138,225
   Net unrealized appreciation on open positions          3,633,560     9,856,622
   Commodity options owned, at fair value (cost
   $2,368,450 and $0 in 2001 and 2000, respectively)      1,141,550          --
                                                        -----------   -----------
                                                         68,041,613    86,994,847
Interest receivable                                          77,229       323,839
                                                        -----------   -----------
                                                        $68,118,842   $87,318,686
                                                        -----------   -----------

Liabilities and Partners' Capital:
Liabilities:
  Accrued expenses:
   Commissions                                          $   361,453   $   447,854
   Management fees                                          153,976       187,871
   Incentive fees                                            52,446       285,755
   Professional fees                                         58,544        57,091
   Other                                                     14,825         6,089
  Redemptions payable (Note 5)                              860,061     1,631,259
                                                        -----------   -----------
                                                          1,501,305     2,615,919
                                                        -----------   -----------
Partners' capital (Notes 1, 5 and 6):
  General Partner, 1, 287.3915 Unit equivalents
   outstanding in 2001 and 2000                           1,345,402     1,458,228
  Limited Partners, 62,457.7597 and 73,492.3251 Units
   of Limited Partnership Interest outstanding in
   2001 and 2000, respectively                           65,272,135    83,244,539
                                                        -----------   -----------
                                                         66,617,537    84,702,767
                                                        -----------   -----------
                                                        $68,118,842   $87,318,686
                                                        -----------   -----------

See notes to financial statements.

                           Smith Barney Diversified
                              Futures Fund L.P. II
                        Condensed Schedule of Investments
                                December 31, 2001

Sector                                         Contract                                        Fair Value
--------                                       ---------                                        ---------
Currencies                                     Over the counter  contracts sold - 1.47%       $   979,504
                                               Over the counter contracts purchased - 0.41%       269,940
                                                                                               ----------
                                                   Total Over the counter - 1.88%               1,249,444

                                               Exchange contracts sold - 2.58%                  1,721,800
                                               Exchange contracts purchased - 0.24%               157,770
                                                                                               ----------
                                                   Total Exchange traded - 2.82%                1,879,570

                                                                                               ----------
    Total Currencies - 4.70%                                                                    3,129,014
                                                                                               ----------

Energy                                         Futures contracts sold - 0.12%                      81,683
                                               Futures contracts purchased - (0.08)%              (50,650)
                                                                                               ----------
    Total Energy - 0.04%                                                                           31,033
                                                                                               ----------

Grains                                         Futures contracts sold - 0.62%                     416,332
                                               Futures contracts purchased - 0.0%           *      (5,000)
                                                                                               ----------
    Total Grains - 0.62%                                                                          411,332
                                                                                               ----------

Total Interest Rates U.S.                      Futures contracts sold  (0.01)%                     (7,322)
                                               Futures contracts purchased - 0.15%                101,600
                                                                                               ----------
    Total Interest Rates U.S. - 0.14%                                                              94,278
                                                                                               ----------

Interest Rates Non-U.S                         Futures contracts sold - 0.24%                     157,588
                                               Futures contracts purchased - (0.22)%             (147,690)
                                                                                                ---------
    Total Interest Rates Non-U.S. - 0.02%                                                           9,898
                                                                                                ---------

Livestock                                      Futures contracts sold - (0.15)%                   (97,500)
                                               Futures contracts purchased - 0.04%                 25,960
                                                                                                 --------
    Total Livestock - (0.11)%                                                                     (71,540)
                                                                                                 --------

Metals                                         Futures contracts sold - (0.69)%                  (460,649)
                                               Futures contracts purchased - 0.20%                131,456
                                                                                                ---------
    Total Metals - (0.49)%                                                                       (329,193)
                                                                                                ---------

Softs                                          Futures contracts sold   - 0.18%                   122,603
                                               Futures contracts purchased - 0.24%                159,445
                                                                                                ---------
    Total Softs - 0.42%                                                                           282,048
                                                                                                ---------

Indices                                        Futures contracts -  0.04%                          22,395
                                               Futures contracts purchased - 0.08%                 54,295
                                                                                                ---------
    Total Indices - 0.12%                                                                          76,690
                                                                                                ---------

Total Fair Value on Futures and Forwards - 5.46%                                                3,633,560

Total Currencies - 1.71%                       Commodity options owned  - 1.71%                 1,141,550
                                                                                                ---------
Total Investments - 7.17%                                                                     $ 4,775,110
                                                                                                =========
                                   Investments at     % of Investments at
Country Composition                  Fair Value            Fair Value
--------------------         --------------------       -----------------

Australia                               $ 27,934             0.58%
Canada                                    10,883             0.23%
Germany                                  134,572             2.82%
Hong Kong                                     70             0.00%
Japan                                   (136,759)           (2.86)%
France                                    18,389             0.38%
United Kingdom                          (327,219)           (6.85)%
United States                          5,047,240           105.70%
                                 ---------------     --------------
                                      $4,775,110           100.00%
                                 ===============     ==============

Percentages are based on Partners' capital unless otherwise indicated
 * Due to rounding

See notes to financial statements.

                            Smith Barney Diversified
                              Futures Fund L.P. II
                        Statement of Income and Expenses
                               for the years ended
                        December 31, 2001, 2000, and 1999


                                                                       2001               2000               1999
                                                               ------------       ------------       -------------
Income:
  Net gains (losses) on trading of commodity interests:
   Realized gains (losses) on closed positions                   $6,814,630         $6,556,736         $(8,265,193)
   Change in unrealized gains (losses) on open positions         (7,449,962)         5,830,517          (3,905,066)
                                                               ------------       ------------        ------------
                                                                   (635,332)        12,387,253         (12,170,259)
  Less, Brokerage commissions including clearing fees
   of $199,455, $218,335 and $321,934, respectively
   (Note 3c)                                                     (5,109,439)        (5,846,384)         (8,857,532)
                                                               ------------       ------------        ------------
  Net realized and unrealized gains (losses)                     (5,744,771)         6,540,869         (21,027,791)
  Interest income (Note 3c)                                       2,121,645          3,884,319           4,658,630
                                                               ------------       ------------        ------------
                                                                 (3,623,126)        10,425,188         (16,369,161)
                                                               ------------       ------------        ------------
Expenses:
  Management fees (Note 3b)                                       1,997,773          2,465,726           3,463,948
  Incentive fees (Note 3b)                                          408,145            285,755           1,024,143
  Professional fees                                                  69,515             65,629             157,460
  Other expenses                                                     39,044             35,495              34,184
                                                               ------------       ------------        ------------
                                                                  2,514,477          2,852,605           4,679,735
                                                               ------------       ------------        ------------
Net income (loss)                                               $(6,137,603)        $7,572,583        $(21,048,896)
                                                               ------------       ------------       -------------


Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent (Notes 1
   and 6)                                                          $(87.64)           $107.10            $(193.59)
                                                               ------------       ------------       -------------


See notes to financial statements.

                            Smith Barney Diversified
                              Futures Fund L.P. II
                         Statement of Partners' Capital
                               for the years ended
                        December 31, 2001, 2000 and 1999


                                                            Limited           General
                                                           Partners           Partner            Total
                                                       ------------       ------------     -------------
Partners' capital at December 31, 1998                 $150,228,207        $1,569,575       $151,797,782
Net loss                                                (20,799,670)         (249,226)       (21,048,896)
Redemption of 24,591.7470 Units of Limited
  Partnership Interest                                  (28,275,280)              --         (28,275,280)
                                                      -------------        -----------     -------------
Partners' capital at December 31, 1999                  101,153,257         1,320,349        102,473,606
Net income                                                7,434,704           137,879          7,572,583
Redemption of 25,136.0733 Units of Limited
  Partnership Interest                                  (25,343,422)              --         (25,343,422)
                                                      -------------        -----------     -------------
Partners' capital at December 31, 2000                   83,244,539         1,458,228         84,702,767
Net loss                                                 (6,024,777)         (112,826)        (6,137,603)
Redemption of 11,034.5654 Units of Limited
  Partnership Interest                                  (11,947,627)               --        (11,947,627)
                                                      -------------        -----------     -------------
Partners' capital at December 31, 2001                  $65,272,135        $1,345,402        $66,617,537
                                                      -------------        -----------     --------------



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

     c. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.  Agreements:

    a. Limited Partnership Agreement:

     The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership.

    b. Management Agreements:

     The General Partner, on behalf of the Partnership, has entered into Management Agreements with Graham Capital Management L.P. ("Graham"), Capital Fund Management SA ("CFM"), Campbell & Co., Inc. ("Campbell"), Willowbridge Associates Inc. ("Willowbridge"), Stonebrook Structured Products, LLC. ("Stonebrook") and Beacon Management Corporation ("Beacon") (collectively, the "Advisors"), registered commodity trading advisors. The Advisors are not affiliated with one another, are not affiliated with the General Partner or SSB and are not responsible for the organization or operation of the Partnership. The Partnership will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor, except Stonebrook, which will receive a monthly management fee equal to 1/20 of 1% (.60% per year) of the fixed notional account size determined on a monthly basis by the General Partner. In addition, the Partnership is obligated to pay each Advisor an incentive fee payable quarterly equal to 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership, except Graham, which will receive an incentive fee of 10% of New Trading Profits on the first $5,000,000 and 20% of New Trading Profits for all such profits in excess of $5,000,000. Stonebrook does not receive an incentive fee. Capital Fund Management SA was added as an Advisor to the Partnership on July 6, 2001.

    c. Customer Agreement:

     The Partnership has entered into a Customer Agreement which provides that the Partnership will pay SSB a monthly brokerage fee equal to 1/2 of 1% (6% per year) of month-end Net Assets, in lieu of brokerage commissions on a per trade basis. SSB will pay a portion of brokerage fees to its financial consultants who have sold Units in this Partnership. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Partnership will pay for National Futures Association ("NFA") fees, exchange, clearing, user, give-up and floor brokerage fees. All of the Partnership's assets are deposited in the Partnership's account at SSB. The Partnership's cash is deposited by SSB in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31,
2001 and 2000, the amount of cash held for margin requirements was $10,365,008 and $14,659,778, respectively. SSB has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.  Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Partnership's trading activity are shown in the statement of income and expenses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the years ended December 31, 2001 and 2000, based on a monthly calculation, was $5,739,090 and $4,748,750, respectively. The fair value of these commodity interests, including options thereon, if applicable, at December 31, 2001 and 2000 was $4,775,110 and $9,856,622, respectively.

                                                       Fair Value
                                                       December 31,
                                                            2000
                                                       ------------
 Currencies:
        -Exchange Traded Contracts                      $3,394,005
        -OTC Contracts                                     133,429
    Energy                                                 668,357
    Grains                                                 221,765
    Interest Rates U.S.                                  4,125,853
    Interest Rates Non-U.S.                                858,321
    Livestock                                              591,100
    Metals:
        -Exchange Traded Contracts                         244,253
        -OTC Contracts                                    (290,666)
    Softs                                                  353,333
    Indices                                               (443,128)
                                                       ------------
    Total                                               $9,856,622
                                                       ------------


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

6.      Financial Highlights:

     Changes in the net asset value per Unit of Partnership interest for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                      2001         2000         1999
                                                  ---------    ---------    ---------
Net realized and unrealized gains (losses)    $     (81.80)$      95.31 $    (193.82)
Interest income                                      30.06        44.87        40.81
Expenses                                            (35.90)      (33.08)      (40.58)
                                                  ---------    ---------    ---------
Increase (decrease) for period                      (87.64)      107.10      (193.59)
Net asset value per Unit, beginning of year       1,132.70     1,025.60     1,219.19
                                                  ---------    ---------    ---------
Net asset value per Unit, end of year         $   1,045.06 $   1,132.70 $   1,025.60
                                                  ---------    ---------    ---------



    Ratios to average net assets:
    Net loss before incentive fee                    (7.6)%
    Incentive fee                                    (0.5)%
                                                 ----------
    Net loss after incentive fee                     (8.1)%
                                                 ----------


    Operating  expenses                               9.6%
    Incentive fee                                     0.5%
                                                ----------
    Total expenses and incentive fee                 10.1%
                                                ----------

    Total return:
    Total return before incentive fee                (7.2)%
    Incentive fee                                    (0.5)%
                                                 ----------
    Total return after incentive fee                 (7.7)%
                                                 ----------



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

     The notional or contractual amounts of these instruments, while appropriately not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of December 31, 2001. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

8.  Subsequent Event:

     On January 31, 2002, there were additional redemptions of 478.2754 Units totaling $481,317.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     During the last two fiscal years and any subsequent interim period, no independent accountant who was engaged as the principal accountant to audit the Partnership's financial statements has resigned or was dismissed.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------
     The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management LLC. As of December 31, 2001, investment decisions were being made by Graham Capital Management L.P., Campbell and Company Inc., Willowbridge Associates Inc., Stonebrook Structured Products, LLC ("Stonebrook"), Capital Fund Management and Beacon Management Corporation (collectively, the "Advisors").
Item 11. Executive Compensation.
         ---------------------
     The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management LLC, its General Partner. SSB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." Brokerage commissions and clearing fees of $5,109,439 were earned for the year ended December 31, 2001. Management fees and incentive fees of $1,997,773 and $408,145, respectively, were earned by the Advisors for the year ended December 31, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
 (a). Security ownership of certain beneficial owners. As of March 1, 2001, the Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.
     (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 1,287.3915 Units (2.0%) of Limited Partnership Interest as of December 31, 2001.
(c). Changes in control. None.

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

                                     PART IV
Item 14.  Exhibits,  Financial  Statement  Schedules,  and  Reports on Form 8-K.

     (a) (1) Financial Statements:
     Statement of Financial Condition at December 31, 2001 and 2000.
     Statement of Income and Expenses for the years ended December 31, 2001, 2000 and 1999.
     Statement of Partners' Capital for the years ended December 31, 2001, 2000 and 1999.

     (2) Financial Statement Schedules: Financial Data Schedule for the year ended December 31, 2001.
(3)  Exhibits:
     3.1 - Limited Partnership Agreement (filed as Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 33-79244 and incorporated herein by reference).
     3.2 - Certificate of Limited Partnership of the Partnership as filed in the office of the County Clerk of New York County (filed as Exhibit3.2 to the Registration Statement on Form S-1 (Filed No. 33-79244) and incorporated herein by reference).
     10.1- Customer Agreement between the Partnership and Smith Barney (filed as
Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 33-79244) and incorporated herein by reference).
     10.2- Subscription Agreement (filed as Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 33-29144) and incorporated herein by reference).
     10.3- Escrow Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 33-79244) and incorporated herein by reference).

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

     10.10- Management Agreement among the Partnership, the General Partner and Campbell & Co., Inc. (filed as Exhibit 10.10 to the Form 10-K for the year ended December 31, 1997).
     10.11- Letters extending Management Agreements with John W. Henry & Company Inc., Chesapeake Capital Corporation and Millburn Ridgefield Corporation for 1996 and 1997 (filed as Exhibit 10.11 to the Form 10-K for the year ended December 31, 1997).
     10.12- Letters from the General Partner terminating Management Agreement with Millburn Ridgefield Corporation (previously filed).
     10.13- Letter from the General Partner terminating Management Agreement with ARA Portfolio Management (previously filed).
     10.14- Management Agreement among the Partnership, the General Partner and Beacon Management Corporation (previously filed).
     10.15- Management Agreement among the Partnership, the General Partner and Roy G. Neiderhoffer Co., Inc. (previously filed).
     10.16- Letters extending Management Agreements with John W. Henry & Company Inc., Campbell & and Company, Inc. and Willowbridge Associates Inc. for 1998 (previously filed).

     10.17- Letters extending the Management Agreements with John W. Henry & Company Inc., Campbell & Company, Inc., Willowbridge Associates Inc. and Beacon Management Corporation for 1999 (previously filed).
     10.18- Letter from the General Partner terminating Management Agreement with Roy G. Neiderhoffer Co., Inc. (previously filed).
     10.19- Letter from the General Partner terminating Management Agreement with John W. Henry & Company Inc. (previously filed).
     10.20- Management Agreement among the Partnership, the General Partner and Stonebrook Structured Products, LLC (previously filed).
     10.21- Management Agreement among the Partnership, the General Partner and Graham Capital Management L.P. (previously filed).
     10.22- Letters extending the Management Agreements with Campbell & Company, Inc., Willowbridge Associates Inc. and Beacon Management Corporation for 2000 (previously filed).
     10.23- Letters extending the Management Agreements with Campbell & Company, Inc., Willowbridge Associates Inc., Beacon Management Corporation, Stonebrook Structured Products and Graham Capital Management L.P. for 2001 (filed herein).

     10.24- Management Agreement among the Partnership, the General Partner and Capital Fund Management (filed herein).
(b)  Reports on 8-K: None Filed.

     Supplemental  Information  To Be Furnished  With Reports Filed  Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.


Annual Report to Limited Partners

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 29th day of March 2002.


SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II


By:       Smith Barney Futures Management LLC
          (General Partner)



By        /s/        David J. Vogel
          ------------------------------------
          David J. Vogel, President & Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.



/s/ David J. Vogel                                            /s/ Shelley Ullman
------------------------------                                ------------------
David J. Vogel                                                  Director
Director, Principal Executive
Officer and President



/s/ Maureen O'Toole                                           /s/ Steve J. Keltz
--------------------------                                    ------------------
Maureen O'Toole                                          Secretary and Director
Director



/s/ Daniel R. McAuliffe, Jr.
------------------------------
Daniel R. McAuliffe, Jr.
Chief Financial Officer and
Director