Form 10-Q
period 2002-03-31
SMITH BARNEY DIVERSIFIED FUTURES FUND L P II
filed 2002-05-14
CIK 923660

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended March 31, 2002
                      ---------------

Commission File Number 0-22491
                       -------


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

                         (212) 723-5424
  -----------------------------------------------------------------
       (Registrant's telephone number, including area code)



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

           Item 1.       Financial Statements:

                         Statement of Financial Condition at
                         March 31, 2002  and December 31,
                         2001 (unaudited).                                  3

                         Condensed Schedules of Investments
                         at March 31, 2002 and December 31,
                         2001. (unaudited).                               4 - 5

                         Statement of Income and Expenses
                         and Partners' Capital for the
                         three months ended March 31, 2002
                         and 2001 (unaudited).                              6
                         Notes to Financial Statements
                         (unaudited)                                      7 - 10

           Item 2.       Management's Discussion and Analysis
                         of Financial Condition and Results of
                         Operations                                      11 - 12

           Item 3.       Quantitative and Qualitative Disclosures
                         of Market Risk                                  13 - 14

PART II - Other Information                                                 15

                                     PART I

                          Item 1. Financial Statements


                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
                        STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)

                                                            MARCH 31,   DECEMBER 31,
                                                               2002          2001
                                                          -----------   -----------
ASSETS:
Equity in commodity futures trading account:
  Cash                                                    $55,746,051   $63,266,503
  Net unrealized appreciation on
   open positions                                           4,477,492     3,633,560
Commodity options owned, at fair value
(cost $0 and $2,368,450 in 2002 and 2001, respectively)          --       1,141,550
                                                          -----------   -----------
                                                           60,223,543    68,041,613
Interest receivable                                            69,234        77,229
                                                          -----------   -----------
                                                          $60,292,777   $68,118,842
                                                          ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
 Accrued expenses:
  Commissions                                             $   324,750   $   361,453
  Management fees                                             138,114       153,976
  Incentive fees                                                 --          52,446
  Other                                                        97,940        73,369
 Redemptions Payable                                          914,703       860,061
                                                          -----------   -----------
                                                            1,475,507     1,501,305
                                                          -----------   -----------

Partners' Capital:
General Partner, 1,287.3915 Unit equivalents
  in 2002 and 2001, respectively                            1,229,060     1,345,402
Limited Partners, 60,321.3856 and 62,457.7597
  Units of Limited Partnership
  Interest outstanding in 2002 and 2001,
  respectively                                             57,588,210    65,272,135
                                                          -----------   -----------
                                                           58,817,270    66,617,537
                                                          -----------   -----------
                                                          $60,292,777   $68,118,842
                                                          ===========   ===========


See Notes to Financial Statements.

                            Smith Barney Diversified
                              Futures Fund L.P. II
                        Condensed Schedule of Investments
                                 March 31, 2002
                                   (Unaudited)

Sector             Contract                                           Fair Value
---------------    ----------------------                             ----------
Currencies
                   Over the counter contracts purchased - (0.02)%      $ (14,115)
                   Over the counter contracts sold - 0.44%               262,027
                                                                      ----------
                      Total OTC contracts - 0.42%                        247,912
                                                                      ----------
                   Exchange contracts purchased - 0.34%                  200,358
                   Exchange contracts sold - 0.44%                       258,318
                                                                      ----------
                      Total Exchange traded - 0.78%                      458,676
                                                                      ----------
                                                                      ----------
   Total Currencies - 1.20%                                              706,588
                                                                      ----------

Energy - 2.26%     Futures contracts purchased - 2.26%                 1,329,887
                                                                      ----------
Grains
                   Futures contracts purchased - 0.54%                   319,868
                   Futures contracts sold - 0.20%                        117,225
                                                                       ---------
   Total Grains - 0.74%                                                  437,093
                                                                       ---------
Interest Rates U.S.
                   Futures contracts purchased - (0.19)%                (113,476)
                   Futures contracts sold - 0.78%                        462,480
                                                                       ---------
    Total Interest Rates U.S. - 0.59%                                    349,004
                                                                       ---------
 Interest Rates Non-U.S.
                   Futures contracts purchased - 0.21%                   122,694
                   Futures contracts sold - 1.53%                        902,978
                                                                       ---------
    Total Interest Rates Non-U.S. - 1.74%                              1,025,672
                                                                       ---------
Livestock
                   Futures contracts purchased - (0.21)%                (127,170)
                   Futures contracts sold - 0.58%                        342,421
                                                                       ---------
    Total Livestock - 0.37%                                              215,251
                                                                       ---------
Metals
                   Futures contracts purchased - 0.77%                   455,170
                   Futures contracts sold - (0.07)%                      (42,040)
                                                                       ---------
    Total Metals - 0.70%                                                 413,130
                                                                       ---------
Softs
                   Futures contracts purchased - 0.46%                   267,685
                   Futures contracts sold - (0.17)%                     (100,636)
                                                                        --------
   Total Softs - 0.29%                                                   167,049
                                                                        --------
Indices
                   Futures contracts purchased - (0.28)%                (164,331)
                   Futures contracts sold - (0.00)%*                      (1,851)
                                                                        --------
   Total Indices - (0.28)%                                              (166,182)
                                                                        --------

Total Fair Value - 7.61%                                             $ 4,477,492
                                                                     ===========

                                                             % of Investments at
       Country Composition      Investments at Fair Value             Fair Value
      ------------------------  --------------------------   -------------------
          Australia                    $ 35,102                           0.78%
          Canada                          9,116                           0.20%
          France                          8,662                           0.19%
          Germany                       543,802                          12.15%
          Hong Kong                       3,673                           0.08%
          Italy                           2,155                           0.05%
          Japan                        (221,254)                         (4.94)%
          Spain                          (4,052)                         (0.09)%
          United Kingdom                746,806                          16.68%
          United States               3,353,482                          74.90%
                                 -------------------------           -----------
                                    $ 4,477,492                         100.00%
                                 =========================           ===========

Percentages are based on Partners' capital unless otherwise indicated
* Due to rounding
See Notes to Financial Statements

                            Smith Barney Diversified
                              Futures Fund L.P. II
                        Condensed Schedule of Investments
                                December 31, 2001
                                   (Unaudited)

Sector                     Contract                                   Fair Value
-----------------         -----------------------------               ----------
Currencies                 Over the counter contracts sold - 1.47%     $ 979,504
                           Over the counter contracts purchased - 0.41%  269,940
                                                                       ---------
                                 Total Over the counter - 1.88%        1,249,444
                                                                       ---------
                           Exchange contracts sold - 2.58%             1,721,800
                           Exchange contracts purchased - 0.24%          157,770
                                                                       ---------
                                 Total Exchange traded - 2.82%         1,879,570
                                                                       ---------
      Total Currencies - 4.70%                                         3,129,014
                                                                       ---------
Energy                     Futures contracts sold - 0.12%                 81,683
                           Futures contracts purchased - (0.08)%         (50,650)
                                                                       ---------
      Total Energy - 0.04%                                                31,033
                                                                       ---------

Grains                     Futures contracts sold - 0.62%                416,332
                           Futures contracts purchased - 0.0% *           (5,000)
                                                                       ---------
      Total Grains - 0.62%                                               411,332
                                                                       ---------
Interest Rates U.S.        Futures contracts sold - (0.01)%               (7,322)
                           Futures contracts purchased - 0.15%           101,600
                                                                       ---------
      Total Interest Rates U.S. - 0.14%                                   94,278
                                                                       ---------
Interest Rates Non-U.S.    Futures contracts sold - 0.24%                157,588
                           Futures contracts purchased - (0.22)%        (147,690)
                                                                        --------
      Total Interest Rates Non-U.S. - 0.02%                                9,898
                                                                        --------
Livestock                  Futures contracts sold - (0.15)%              (97,500)
                           Futures contracts purchased - 0.04%            25,960
                                                                        --------
      Total Livestock - (0.11)%                                          (71,540)
                                                                        --------
Metals                     Futures contracts sold - (0.69)%             (460,649)
                           Futures contracts purchased - 0.20%           131,456
                                                                        --------
      Total Metals - (0.49)%                                            (329,193)
                                                                        --------
Softs                       Futures contracts sold - 0.18%               122,603
                            Futures contracts purchased - 0.24%          159,445
                                                                        --------
      Total Softs - 0.42%                                                282,048
                                                                        --------
Indices                     Futures contracts sold - 0.04%                22,395
                            Futures contracts purchased - 0.08%           54,295
                                                                         -------
      Total Indices - 0.12%                                               76,690
                                                                         -------

Total Fair Value on Futures and Forwards - 5.46%                       3,633,560
                                                                       ---------

Total Currencies - 1.71%    Commodity options owned - 1.71%            1,141,550
                                                                       ---------

Total Investments - 7.17%                                            $ 4,775,110
                                                                       =========

                                                             % of Investments at
    Country Composition         Investments at Fair Value             Fair Value
   ------------------------     -------------------------              ---------
      Australia                           $ 27,934                        0.58%
      Canada                                10,883                        0.23%
      Germany                              134,572                        2.82%
      Hong Kong                                 70                        0.00%
      Japan                               (136,759)                      (2.86)%
      France                                18,389                        0.38%
      United Kingdom                      (327,219)                      (6.85)%
      United States                      5,047,240                      105.70%
                                  ------------------------              --------
                                       $ 4,775,110                      100.00%
                                  ========================              ========

Percentages are based on Partners' capital unless otherwise indicated
* Due to rounding
See Notes to Financial Statements.

                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                     ---------------------------
                                                         2002             2001
                                                     ---------------------------
Income:
  Net gains (losses) on trading of commodity
   interests:
  Realized gains (losses) on closed positions       $ (6,514,622)   $  5,908,787
  Change in unrealized gains (losses) on open
   positions                                           2,070,832      (3,275,992)
                                                    ------------    ------------
                                                      (4,443,790)      2,632,795
  Interest income                                        204,256         813,693
                                                    ------------    ------------
                                                      (4,239,534)      3,446,488
                                                    ------------    ------------
Expenses:
  Brokerage commissions including  clearing fees
   of $36,312 and $44,133, respectively                1,053,887       1,354,296*
  Management fees                                        414,837         536,223
  Other expenses                                          24,572          26,226
  Incentive fees                                            --           341,269
                                                    ------------    ------------
                                                       1,493,296       2,258,014
                                                    ------------    ------------
  Net income (loss)                                   (5,732,830)      1,188,474
  Redemptions                                         (2,067,437)     (2,995,674)
                                                    ------------    ------------
  Net decrease in Partners' capital                   (7,800,267)     (1,807,200)

Partners' capital, beginning of period                66,617,537      84,702,767
                                                    ------------    ------------
Partners' capital, end of period                    $ 58,817,270    $ 82,895,567
                                                    ------------    ------------
Net asset value per Unit
( 61,608.7771 and 72,116.6091 Units outstanding
  at March 31, 2002 and 2001, respectively)         $     954.69    $   1,149.47
                                                    ------------    ------------
Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent      $     (90.37)   $      16.77
                                                    ------------    ------------

* Amount reclassified for comparative purposes

See Notes to Financial Statements

                  Smith Barney Diversified Futures Fund L.P. II
                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of March 31, 2002, all trading decisions are made for the Partnership by Capital Fund Management SA, Graham Capital Management L.P., Campbell & Co., Inc., Willowbridge Associates Inc., Stonebrook Structured Products, LLC and Beacon Management Corporation (collectively, the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2002 and December 31, 2001 and the results of its operations for the three months ended March 31, 2002 and 2001. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                  Smith Barney Diversified Futures Fund L.P. II
                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)
                                   (Continued)

2.     Financial Highlights:
     Changes in net asset value per Unit for the three months ended March 31, 2002 and 2001 were as follows:

                                            THREE-MONTHS ENDED
                                                  MARCH 31,
                                          ----------------------
                                             2002          2001
                                          ---------    ---------
Net realized and unrealized
  gains (losses)                     $     (86.65) $      18.03
Interest income                              3.24         11.01
Expenses                                    (6.96)       (12.27)
                                         ---------     ---------
Increase(decrease) for period              (90.37)        16.77
Net Asset Value per Unit,
  beginning of period                    1,045.06      1,132.70
                                         ---------     ---------
Net Asset Value per Unit
        end of period                $     954.69  $   1,149.47
                                         =========     =========
Ratios to average net assets: *
Net income (loss) before incentive
 fee                                       (37.3)%         7.5%
Incentive fee                                0.0%         (1.7)%
                                         ---------     ---------
Net income (loss) after incentive
 fee                                       (37.3)%         5.8%
                                         =========     =========
Operating expenses                           9.7%          9.4%
Incentive fee                                0.0%          1.7%
                                         ---------     ---------
Total expenses and incentive fee             9.7%         11.1%
                                         =========     =========

Total return:
Total return before incentive fee           (8.7%          1.9%
Incentive fee                                0.0%         (0.4)%
                                         ---------     ---------
Total return after  incentive fee           (8.7)%         1.5%
                                         =========     =========


* Annualized

                  Smith Barney Diversified Futures Fund L.P. II
                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)
                                   (Continued)

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

     All of the commodity interests owned by the Partnership, are held for trading purposes. The average fair value during the three and twelve months ended March 31, 2002 and December 31, 2001, based on a monthly calculation, was $3,327,628 and $5,739,090, respectively. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 2002 and December 31, 2001, was $4,477,492 and $4,775,110, respectively.

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

     Market  risk is the  potential  for  changes in the value of the  financial
instruments    traded     by     the     Partnership      due      to     market

                  Smith Barney Diversified Futures Fund L.P. II
                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)
                                   (Continued)

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

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of March 31, 2002. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the first quarter of 2002.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits if any.

     For the three months ended March 31, 2002, Partnership capital decreased 11.7% from $66,617,537 to $58,817,270. This decrease was attributable to a net loss from operations of $5,732,830 coupled with the redemption of 2,136,3741 Units resulting in the outflow of $2,067,437 for the three months ended March 31, 2002. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

     During the Partnership's first quarter of 2002 the net asset value per unit decreased 8.6% from $1,045.06 to $954.69 as compared to an increase of 1.5% in the first quarter of 2001. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2002 of $4,443,790. Losses were primarily attributable to the trading of commodity futures in currencies, U.S. interest rates, grains, indices, livestock, metals and softs and were partially offset by gains in energy and non-U.S. interest rates. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2001 of $2,632,795. Gains were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates, livestock, metals and softs and were partially offset by losses in energy, grains and indices.

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

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three months ended March 31, 2002 decreased by $609,437 as compared to the corresponding period in 2001. The decrease in interest income is primarily due to the reduction in interest rates and the effect of redemptions on the Partnership's equity maintained in cash during the three month period ended March 31, 2002.

     Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and therefore, are affected by trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three months ended March 31, 2002 decreased by $300,409 as compared to the corresponding period in 2001. The decrease in brokerage commissions and fees is due to a decrease in the net assets during the three months ended March 31, 2002.

     Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and, therefore, are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2002 decreased by $121,386 as compared to the corresponding period in 2001. The decrease in management fees is due to a decrease in the net assets during the three months ended March 31, 2002

     Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. There were no incentive fees earned for the three months ended March 31, 2002. Trading performance for the three months ended March 31, 2001 resulted in an incentive fees of $341,269.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category at March 31, 2002. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2002, the Partnership's total capitalization was $58,817,270. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2001.

                                 March 31, 2002
                                   (Unaudited)

                                                                    Year  to Date
                                              % of Total         High            Low
Market Sector                Value at Risk   Capitalization   Value at Risk  Value at Risk
-------------------------------------------------------------------------------------------
Currencies:
 - Exchange Traded Contracts   $ 1,081,349       1.83%        $ 1,779,431   $   811,058
 - OTC Contracts                 1,181,712       2.01%          1,331,128     1,013,438
Energy                           2,363,000       4.02%          2,363,000       766,000
Grains                             568,400       0.96%            629,450       355,448
Interest Rates U.S.                987,350       1.68%          1,044,000       354,500
Interest Rates Non-U.S           1,994,184       3.39%          2,052,549       753,975
Livestock                          266,500       0.45%            266,500        93,600
Metals:
 - Exhange Traded Contracts        865,400       1.47%            865,400       210,400
 - OTC Contracts                   286,125       0.49%            359,000        17,700
Softs                              562,450       0.96%            865,121       348,011
Indices                          2,239,187       3.81%          2,332,348       831,684
                               -----------   -----------
Total                          $12,395,657      21.07%
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

Date:     5/13/02
         ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By:           Smith Barney Futures Management LLC
              (General Partner)


By:           /s/ David J. Vogel, President
              David J. Vogel, President


Date:     5/13/02
         ---------


By:           /s/ Daniel R. McAuliffe, Jr.
              ----------------------------------------
              Daniel R. McAuliffe, Jr.
              Chief Financial Officer and
              Director

Date:     5/13/02
         ---------