Form 10-Q
period 2002-06-30
SMITH BARNEY DIVERSIFIED FUTURES FUND L P II
filed 2002-08-14
CIK 923660

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended June 30, 2002
                      --------------

Commission File Number 0-22491
                       -------


                SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
                ---------------------------------------------
             (Exact name of registrant as specified in its charter)



      New York                                    13-3769020
      ------------------------------------------------------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)              Identification No.)

                     c/o Smith Barney Futures Management LLC
                           388 Greenwich St. - 7th Fl.
                            New York, New York 10013
                            ------------------------
              (Address and Zip Code of principal executive offices)

                                 (212) 723-5424
                                 --------------
              (Registrant's telephone number, including area code)



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

           Item 1.       Financial Statements:

                         Statement of Financial Condition at
                         June 30, 2002  and December 31,
                         2001 (unaudited).                                  3

                         Condensed Schedules of Investments
                         at June 30, 2002 and December 31, 2001.
                         (unaudited).                                     4 - 5

                         Statement of Income and Expenses
                         and Partners' Capital for the three
                         and six months ended June 30, 2002 and
                         2001
                         (unaudited).                                       6
                         Notes to Financial Statements
                         (unaudited)                                      7 - 11

           Item 2.       Management's Discussion and Analysis
                         of Financial Condition and Results of
                         Operations                                      12 - 13

           Item 3.       Quantitative and Qualitative Disclosures
                         of Market Risk                                  14 - 15

PART II - Other Information                                                 16

                                     PART I

                          Item 1. Financial Statements

                 SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
                        STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)


                                                                  JUNE 30,   DECEMBER 31,
                                                                    2002          2001

ASSETS:
Equity in commodity futures trading account:
  Cash                                                            $50,970,502   $63,266,503
  Net unrealized appreciation on
   open positions                                                   8,441,295     3,633,560
Commodity options owned, at fair value
(cost $3,773,425 and $2,368,450 in 2002 and 2001, respectively)     3,460,225     1,141,550
                                                                  -----------   -----------
                                                                   62,872,022    68,041,613
Interest receivable                                                    60,891        77,229
                                                                  -----------   -----------
                                                                  $62,932,913   $68,118,842
                                                                  ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions                                                     $   329,645   $   361,453
  Management fees                                                     136,314       153,976
  Incentive fees                                                      304,167        52,446
  Other                                                               100,362        73,369
 Redemptions Payable                                                1,489,917       860,061
                                                                  -----------   -----------
                                                                    2,360,405     1,501,305
                                                                  -----------   -----------
Partners' Capital:
General Partner, 1,287.3915 Unit equivalents
  in 2002 and 2001, respectively                                    1,383,817     1,345,402
Limited Partners, 55,064.5524 and 62,457.7597
  Units of Limited Partnership
  Interest outstanding in 2002 and 2001,
  respectively                                                     59,188,691    65,272,135
                                                                  -----------   -----------
                                                                   60,572,508    66,617,537
                                                                  -----------   -----------
                                                                  $62,932,913   $68,118,842
                                                                  ===========   ===========


See Notes to Financial Statements.

                  Smith Barney Diversified Futures Fund L.P. II
                        Condensed Schedule of Investments
                                  June 30, 2002
                                   (Unaudited)

Sector                  Number of Contracts   Contract                                       Fair Value
-------------------    --------------------   ----------------------                          ----------
Currencies                                    Over the counter contracts purchased - 3.94%   $ 2,384,872
                                              Over the counter contracts sold - (2.63)%       (1,591,257)
                                                                                             -----------
                                              Total Over the counter - 1.31%                     793,615
                                              Exchange contracts purchased - 6.81%
                        U.S. Dollars 247      Imm British Pounds - 1.84%                       1,116,763
                        U.S. Dollars 190      Imm Euro FX - 1.92%                              1,165,125
                        U.S. Dollars 186      Imm Swiss Francs - 1.44%                           869,588
                                              Other  - 1.61%                                     973,853
                                                                                              ----------
                                                                                               4,125,329
                                              Exchange contracts sold - 0.36%                    218,635
                                                                                            ------------
                                              Total Exchange traded - 7.17%                    4,343,964
                                                                                            ------------
   Total Currencies - 8.48%                                                                    5,137,579
                                                                                            ------------
 Energy                                       Futures contracts purchased - (0.02)%              (13,243)
                                              Futures contracts sold - 0.02%                      12,080
                                                                                             -----------
   Total Energy - (0.00)% *                                                                       (1,163)
                                                                                             -----------
 Grains                                       Futures contracts purchased - 0.67%                404,614
                                              Futures contracts sold - (0.06)%                   (33,825)
                                                                                             -----------
   Total Grains - 0.61%                                                                          370,789
                                                                                             -----------
Interest Rates U.S.                           Futures contracts purchased - 2.71%              1,643,505
                                              Futures contracts sold - (0.03)%                   (22,762)
                                                                                             -----------
   Total Interest Rates U.S. - 2.68%                                                           1,620,743
                                                                                             -----------
Interest Rates Non-U.S                        Futures contracts purchased - 2.29%              1,386,079
                                              Futures contracts sold - (0.04)%                   (21,963)
                                                                                              ----------
 Total Interest Rates Non-U.S. - 2.25%                                                         1,364,116
                                                                                               ---------
 Livestock                                    Futures contracts purchased - 0.01%                  8,450
                                              Futures contracts sold - (0.22)%                  (137,920)
                                                                                             -----------
   Total Livestock - (0.21)%                                                                    (129,470)
                                                                                             -----------
Metals
                                              Futures contracts purchased - (0.46)%             (278,818)
                                              Futures contracts sold - (0.07)%                   (42,534)
                                                                                              ----------
   Total Metals - (0.53)%                                                                       (321,352)
                                                                                              ----------
Softs
                                              Futures contracts purchased - 0.68%                414,502
                                              Futures contracts sold - 0.05%                      27,389
                                                                                              ----------
   Total Softs - 0.73%                                                                           441,891
                                                                                              ----------
Indices
                                              Futures contracts purchased - (0.07)%             (41,953)
                                              Futures contracts sold - (0.00)% *                    115
                                                                                              ----------
   Total Indices - (0.07)%                                                                      (41,838)
                                                                                               ---------
Total Fair Value on Futures and Forwards - 13.94%                                             8,441,295
Total Currencies - 5.71%                      Commodity options owned - 5.71%                 3,460,225
                                                                                            ------------
Total Investments - 19.65%                                                                 $ 11,901,520
                                                                                           ============

                                                               % of Investments
Country Composition      Investments at Fair Value                 at Fair Value
---------------------     ------------------------          --------------------
Australia                        $ (13,577)                             (0.11)%
Canada                              13,528                               0.11%
France                             (60,178)                             (0.51)%
Germany                            476,969                               4.01%
Hong Kong                          (17,975)                             (0.15)%
Italy                                 (104)                             (0.00)*
Japan                              208,643                               1.75%
Spain                               75,018                               0.63%
United Kingdom                     507,089                               4.26%
United States                   10,712,107                              90.01%
                                -----------                  -------------------
                              $ 11,901,520                             100.00%
                                ===========                  ===================
Percentages are based on Partners' capital unless otherwise indicated
* Due to rounding
See Notes to Financial Statements

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

                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                     JUNE 30,                       JUNE 30,
                                                        ----------------------------    ---------------------------
                                                               2002            2001             2002          2001
                                                        ------------    ------------    ------------    ------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions           $  4,739,671    $    428,812    $ (1,774,950)   $  6,337,601
  Change in unrealized gains (losses) on open
   positions                                               3,650,604      (4,001,646)      5,721,435      (7,277,640)
                                                        ------------    ------------    ------------    ------------
                                                           8,390,275      (3,572,834)      3,946,485        (940,039)
  Interest income                                            184,484         555,344         388,740       1,369,037
                                                        ------------    ------------    ------------    ------------
                                                           8,574,759      (3,017,490)      4,335,225         428,998
                                                        ------------    ------------    ------------    ------------

Expenses:
  Brokerage commissions including clearing fees of
  $59,523, $54,279, $95,835 and $98,412, respectively      1,051,077       1,267,983 *     2,104,964       2,622,279 *
  Management fees                                            391,689         501,482         806,526       1,037,705
  Other expenses                                              24,569          26,776          49,141          53,002
  Incentive fees                                             304,168            --           304,168         341,269
                                                        ------------    ------------    ------------    ------------
                                                           1,771,503       1,796,241       3,264,799       4,054,255
                                                        ------------    ------------    ------------    ------------
  Net income (loss)                                        6,803,256      (4,813,731)      1,070,426      (3,625,257)
  Redemptions                                             (5,048,018)     (3,510,376)     (7,115,455)     (6,506,050)
                                                        ------------    ------------    ------------    ------------
  Net increase (decrease) in Partners' capital             1,755,238      (8,324,107)     (6,045,029)    (10,131,307)

Partners' capital, beginning of period                    58,817,270      82,895,567      66,617,537      84,702,767
                                                        ------------    ------------    ------------    ------------
Partners' capital, end of period                        $ 60,572,508    $ 74,571,460    $ 60,572,508    $ 74,571,460
                                                        ------------    ------------    ------------    ------------

Net asset value per Unit
  (56,351.9439 and 68,870.8368 Units outstanding
  at June 30, 2002 and 2001, respectively)              $   1,074.90    $   1,082.77    $   1,074.90    $   1,082.77
                                                       ------------    ------------    ------------    ------------
Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent          $     120.21    $     (66.70)   $      29.84    $     (49.93)
                                                        ------------    ------------    ------------    ------------


* Amounts reclassified for comparative purposes
See Notes to Financial Statements

                  Smith Barney Diversified Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of June 30, 2002, all trading decisions are made for the Partnership by Capital Fund Management SA, Graham Capital Management L.P., Campbell & Co., Inc., Willowbridge Associates Inc., Stonebrook Structured Products, LLC and Beacon Management Corporation (collectively, the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2002 and December 31, 2001 and the results of its operations for the three and six months ended June 30, 2002 and 2001. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                  Smith Barney Diversified Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)
                                   (Continued)

2.       Financial Highlights:

         Changes in net asset value per Unit for the three and six months ended June 30, 2002 and 2001 were as follows:


                                      THREE-MONTHS ENDED            SIX-MONTHS ENDED
                                            JUNE 30,                    JUNE 30,
                                      -------------------      ---------------------
                                        2002         2001       2002            2001

Net realized and unrealized
  gains(losses) *                    $129.39      $(67.08)      $42.74      $(49.05)
Interest income                         3.10         7.80         6.34        18.81
Expenses **                           (12.28)       (7.42)      (19.24)      (19.69)
                                   ---------    ---------     ---------    ---------
Increase(decrease) for period         120.21       (66.70)       29.84       (49.93)
Net Asset Value per Unit,
 beginning of period                  954.69     1,149.47     1,045.06     1,132.70
                                    ---------    ---------    ---------    ---------
Net Asset Value per Unit,
 end of period                     $1,074.90    $1,082.77    $1,074.90    $1,082.77
                                    =========   =========    =========     =========


* Net realized and unrealized gains (losses) is net of commission expense.

**      Expenses exclude commission expense.

                  Smith Barney Diversified Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)
                                   (Continued)

Financial Highlights continued:

                                      THREE-MONTHS ENDED  SIX-MONTHS ENDED
                                           JUNE 30,          JUNE 30,
                                           --------          --------
                                       2002     2001      2002   2001
Ratio to average net assets: ***
Net income(loss) before
 incentive fee                        50.1%   (24.9)%    4.6%    (8.3)%
Incentive fee                         (2.1)%    0.0%    (1.0)%   (0.9)%
                                      ----     ----     ----     ----
Net income(loss) after
 incentive fee                        48.0%   (24.9)%    3.6%    (9.2)%
                                      ====     ====     ====     ====

Operating expenses                    10.3%     9.3%    10.0%     9.4%
Incentive fee                          2.1%     0.0%     1.0%     0.9%
                                      ----     ----     ----     ----
Total expenses and incentive fees     12.4%     9.3%    11.0%    11.3%
                                      ====     ====     ====     ====
Total return:
Total return before incentive fee     13.2%    (5.8)%    3.4%    (4.0)%
Incentive fee                         (0.6)%    0.0%    (0.5)%   (0.4)%
                                      ----     ----     ----     ----
Total return after incentive fee      12.6%    (5.8)%    2.9%    (4.4)%
                                      ====     ====     ====     ====

*** Annualized

                  Smith Barney Diversified Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)
                                   (Continued)

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

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values during the six and twelve months ended June 30, 2002 and December 31, 2001, based on a monthly calculation, was $5,230,314 and $5,739,090, respectively. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 2002 and December 31, 2001, was $11,901,520 and $4,775,110, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4.       Financial Instrument Risk:

The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are

                  Smith Barney Diversified Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)
                                   (Continued)

greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

     Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB.

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

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of June 30, 2002. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 2002.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits if any.

     For the six months ended June 30, 2002, Partnership capital decreased 9.1% from $66,617,537 to $60,572,508. This decrease was attributable to the redemption of 7,393.2073 Units resulting in the outflow of $7,115,455 which was partially offset by net income from operations of $1,070,426. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes.

     All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

     Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed futures date. Foreign currency contracts are valued daily, and the Partnership's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the date of entry into the contracts and the forward rates at the reporting dates, is included in the statement of financial condition. Realized gains(losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statement of income and expenses and partners' capital.

Results of Operations

     During the Partnership's second quarter of 2002 the net asset value per unit increased 12.6% from $954.69 to $1,074.90 as compared to a decrease of 5.8% in the second quarter of 2001. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2002 of $8,390,275. Gains were primarily attributable to the trading of commodity futures in currencies, U.S. interest rates, grains, and livestock and were partially offset by losses in energy, non-U.S. interest rates, metals, softs and indices. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2001 of $3,572,834. Losses were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates, livestock, metals and softs and were partially offset by gains in energy, grains and indices.

     Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Salomon Smith Barney may continue to maintain the Partnership assets in cash and/or to place all of the Partnership assets in 30-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased.

Salomon Smith Barney will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2002 decreased by $370,860 and $980,297, respectively, as compared to the corresponding periods in 2001. The decrease in interest income is primarily due to the reduction in interest rates and the effect of redemptions on the Partnership's equity maintained in cash during the three and six months ended June 30, 2002.

     Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and therefore, are affected by trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and six months ended June 30, 2002 decreased by $216,906 and $517,315, respectively, as compared to the corresponding periods in 2001. The decrease in brokerage commissions and fees is due to a decrease in net assets during the three and six months ended June 30, 2002.

     Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2002 decreased by $109,793 and $231,179, respectively, as compared to the corresponding periods in 2001. The decrease in management fees is due to a decrease in net assets during the three and six months ended June 30, 2002

    Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the six months ended June 30, 2002 and 2001, resulted in incentive fees of $304,168 and $341,269, respectively.

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

     Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category at June 30, 2002. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2002, the Partnership's total capitalization was $60,572,508. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2001.

                                  June 30, 2002
                                   (Unaudited)

                                                                   Year    to   Date
                                             % of Total         High             Low
Market Sector                Value at Risk   Capitalization  Value at Risk    Value at Risk
------------------------------------------------------------------------------------------
Currencies:
 - Exchange Traded Contracts   $ 2,847,626       4.70%      $ 2,923,678      $   811,058
 - OTC Contracts                 1,223,425       2.02%        1,331,128          874,859
Energy                             221,300       0.37%        2,363,000          143,050
Grains                             304,800       0.50%          629,450          256,900
Interest Rates U.S.              1,276,700       2.11%        1,276,700          354,500
Interest Rates Non-U.S           2,200,361       3.63%        2,200,361          753,975
Livestock                          169,400       0.28%          406,750           93,600
Metals:
 - Exhange Traded Contracts        692,000       1.14%        1,303,600          210,400
 - OTC Contracts                   300,600       0.50%          367,350           17,700
Softs                              520,507       0.86%          865,121          247,886
Indices                          1,333,467       2.20%        2,967,881          831,684
                               -----------    --------
Total                          $11,090,186      18.31%
                               ===========    ========

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings -

               In April 2002, consolidated amended complaints were filed against Salomon Smith Barney Inc and other investment banks named in numerous putative class actions filed in the United States District Court for the Southern District of New York alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. Also pending in the Southern District of New York against Salomon Smith Barney Inc and other investment banks are several putative class actions which have been consolidated into a single class action alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters.

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  (a) Exhibit - 99.1 Certificate of Chief Executive Officer.
             Exhibit - 99.2 Certificate of Chief Financial Officer.

         (b) Reports on Form 8-K - None with respect to the second quarter of 2002. On July 17, 2002 the Partnership filed a notice on Form 8-K to report a change in accountants from PricewaterhouseCoopers LLP to KPMG LLP.

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

Date:     8/14/02
         ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: Smith Barney Futures Management LLC
   (General Partner)


By: /s/ David J. Vogel, President
        ---------------------------------
        David J. Vogel, President


Date:     8/14/02
         ---------


By: /s/ Daniel R. McAuliffe, Jr.
        ---------------------------------------
         Daniel R. McAuliffe, Jr.
         Chief Financial Officer and
         Director

Date:     8/14/02
         ---------