Form 10-Q
period 2003-09-30
SMITH BARNEY DIVERSIFIED FUTURES FUND L P II
filed 2003-11-13
CIK 923660

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2003

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

                        c/o Citigroup Managed Futures LLC
                            399 Park Avenue - 7th Fl.
                            New York, New York 10022
--------------------------------------------------------------------------------
              (Address and Zip Code of principal executive offices)

                                 (212) 559-2011
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



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



                                                                    Page
                                                                   Number

PART I - Financial Information:

     Item 1. Financial Statements:
             Statements of Financial Condition at
             September 30, 2003  and December 31,
             2002 (unaudited).                                         3

             Condensed Schedules of Investments
             at September 30, 2003 and December 31,
             2002 (unaudited).                                       4 - 5

             Statements of Income and Expenses and
             Partners' Capital for the three and
             nine months ended September 30, 2003
             and 2002 (unaudited).                                     6
             Notes to Financial Statements
             (unaudited).                                            7 - 11

     Item 2. Management's  Discussion  and Analysis
             of Financial  Condition and
             Results of Operations.                                 12 - 15

     Item 3. Quantitative and Qualitative Disclosures
             about Market Risk.                                     16 - 17

     Item 4. Controls and Procedures.                                 18

PART II - Other Information                                           19

                                     PART I

                          Item 1. Financial Statements

                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
                        STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                        SEPTEMBER 30,   DECEMBER 31,
                                                            2003            2002
ASSETS:
Equity in commodity futures trading account:
  Cash (restricted $11,524,996 and $6,861,874 in 2003
  and 2002, respectively)                               $63,669,579   $62,798,601
  Net unrealized appreciation on
    open futures positions                                2,529,876     4,029,612
  Unrealized appreciation on
    open forward contracts                                2,554,226     1,823,092
                                                        -----------   -----------
                                                         68,753,681    68,651,305

Interest receivable                                          39,184        51,898
                                                        -----------   -----------

                                                        $68,792,865   $68,703,203
                                                        ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Unrealized depreciation on open forward contracts      $ 1,641,633   $ 1,907,569
 Accrued expenses:
  Commissions                                               331,157       359,772
  Management fees                                           109,732       151,201
  Other                                                      54,401        69,055
 Redemptions payable                                        774,809       237,655
                                                        -----------   -----------
                                                          2,911,732     2,725,252
                                                        -----------   -----------
Partners' Capital:

General Partner, 862.6415 Unit equivalents
  in 2003 and 2002, respectively                          1,187,555     1,079,096
Limited Partners, 46,993.4447 and 51,880.8267
  Redeemable Units of Limited Partnership
  Interest outstanding in 2003 and 2002,
  respectively                                           64,693,578    64,898,855
                                                        -----------   -----------
                                                         65,881,133    65,977,951
                                                        -----------   -----------
                                                        $68,792,865   $68,703,203
                                                        ===========   ===========


See Accompanying Notes to Unaudited Financial Statements.

                  Smith Barney Diversified Futures Fund L.P. II
                        Condensed Schedule of Investments
                               September 30, 2003
                                   (Unaudited)
Sector                               Contract                                                        Fair Value
---------------------------------   ----------------------------------------                  -----------------------
Currencies
                                     Unrealized depreciation on forward contracts (2.15)%              $ (1,414,112)
                                     Unrealized appreciation on forward contracts 3.72%                   2,447,806
                                                                                                    ----------------
                                                            Total forward contracts  1.57%                1,033,694

                                     Future contract sold (0.03)%                                          (19,797)
                                     Future contract purchased 2.40%                                      1,582,793
                                                                                                   ----------------
                                                            Total futures contracts  2.37%                1,562,996
                                                                                                   ----------------
   Total Currencies - 3.94%                                                                               2,596,690
                                                                                                   ----------------

Total Energy - (0.51)%               Futures contracts sold  (0.51)%                                      (333,223)
                                                                                                    ---------------
Grains
                                     Futures contracts sold  0.00%*                                           2,925
                                     Futures contracts purchased 1.47%                                      967,447
                                                                                                    ---------------
   Total Grains - 1.47%                                                                                     970,372
                                                                                                    ---------------
Interest Rates U.S.
                                      Futures contracts sold  (0.17)%                                     (114,050)
                                      Futures contracts purchased 1.39%                                     914,619
                                                                                                      -------------
   Total Interest Rates U.S. - 1.22%                                                                        800,569
                                                                                                      -------------
Interest Rates Non-U.S
                                       Futures contracts sold  (0.49)%                                    (323,743)
                                       Futures contracts purchased  0.61%                                  405,054
                                                                                                       ------------
Total Interest Rates Non-U.S. - 0.12%                                                                       81,311
                                                                                                       ------------

   Total Livestock - 0.09%             Futures contracts purchased  0.09%                                   60,700
                                                                                                      -------------
Metals
                                       Futures contract purchased 0.21%                                    138,075

                                       Unrealized depreciation on forward contracts (0.34)%               (227,521)
                                       Unrealized appreciation on forward contracts 0.16%                  106,420
                                                                                                     --------------
                                                        Total forward contracts (0.18)%                   (121,101)
                                                                                                     --------------
   Total Metals - 0.03%                                                                                     16,974
                                                                                                     --------------
Softs
                                        Futures contracts sold  (0.05)%                                    (33,080)
                                        Futures contracts purchased  (0.01)%                                (9,618)
                                                                                                     --------------
    Total Softs - (0.06)%                                                                                  (42,698)
                                                                                                     --------------
Indices
                                         Futures contracts sold 0.12%                                       77,073
                                         Futures contracts purchased  (1.19)%                             (785,299)
                                                                                                     --------------
    Total Indices - (1.07)%                                                                               (708,226)
                                                                                                     --------------

Total Fair Value on Futures and Forwards positions - 5.23%                                              $3,442,469
                                                                                                     =============

Country Composition        Investments at Fair Value       % of Investments at Fair Value
------------------------   --------------------------     --------------------------------
Australia                      $(30,977)                                   (0.90)%
Canada                            9,409                                     0.27
France                         (29,622)                                   (0.86)
Germany                         33,211                                     0.96
Hong Kong                       (4,902)                                   (0.14)
Italy                            5,171                                     0.15
Japan                         (147,342)                                   (4.28)
Spain                          (42,857)                                   (1.24)
United Kingdom                (410,125)                                  (11.91)
United States                4,060,503                                   117.95
                         ----------------                      -----------------
                            $3,442,469                                   100.00 %
                         ================                       ================

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

                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                                ---------------------------    ----------------------------
                                                                      2003           2002            2003            2002
                                                                --------------------------     ---------------------------
Income:
  Net gains (losses) on trading of commodity
   interests:
  Realized gains (losses) on closed positions
  and foreign currencies                                       $ (8,561,035)   $ 19,667,934    $ 14,277,379    $ 17,892,984
  Change in unrealized  gains (losses) on open
   positions                                                      5,358,658      (2,247,109)       (502,666)      3,474,326
                                                               ------------    ------------    ------------    ------------
  Net realized and unrealized gains (losses)                     (3,202,377)     17,420,825      13,774,713      21,367,310
  Interest income                                                   121,858         227,434         453,919         616,174
                                                               ------------    ------------    ------------    ------------
                                                                 (3,080,519)     17,648,259      14,228,632      21,983,484
                                                               ------------    ------------    ------------    ------------

Expenses:
  Brokerage commissions including clearing fees
  of $82,582, $53,762,  $228,503 and $149,597, respectively       1,180,724       1,248,215       3,747,555       3,353,179
  Management fees                                                   344,352         475,396       1,150,406       1,281,922
  Incentive fees                                                       --         2,070,142       2,316,083       2,374,309
  Other expenses                                                     25,508          24,304          70,399          73,446
                                                               ------------    ------------    ------------    ------------
                                                                  1,550,584       3,818,057       7,284,443       7,082,856
                                                               ------------    ------------    ------------    ------------

  Net income (loss)                                              (4,631,103)     13,830,202       6,944,189      14,900,628

  Redemptions -Limited Partners                                  (1,718,090)     (2,309,296)     (7,041,007)     (9,424,751)
              -General Partner                                          --          (502,602)          --          (502,602)

                                                               ------------    ------------    ------------    ------------
  Net increase (decrease) in Partners' capital                   (6,349,193)     11,018,304         (96,818)      4,973,275

Partners' capital, beginning of period                           72,230,326      60,572,508      65,977,951      66,617,537
                                                               ------------    ------------    ------------    ------------

Partners' capital, end of period                               $ 65,881,133    $ 71,590,812    $ 65,881,133    $ 71,590,812
                                                               ------------    ------------    ------------    ------------
Net asset value per Redeemable Unit
  (47,856.0862 and 54,076.7766 Redeemable Units outstanding
  at September 30, 2003 and 2002, respectively)                $   1,376.65    $   1,323.87    $   1,376.65    $   1,323.87
                                                               ------------    ------------    ------------    ------------

Net income (loss) per Redeemable Unit of Limited Partnership
  Interest and General Partner Unit equivalent                 $     (94.77)   $     248.97    $     125.73    $     278.81
                                                               ------------    ------------    ------------    ------------

See Accompanying Notes to Unaudited Financial Statements.

                  Smith Barney Diversified Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)

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

     On April 7, 2003, Smith Barney Futures Management LLC changed its name to Citigroup Managed Futures LLC. Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney
Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of September 30, 2003, all trading decisions are made for the Partnership by Capital Fund Management SA, Graham Capital Management L.P., Campbell & Co., Inc. and Willowbridge Associates Inc. (each an "Advisor" and collectively, the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2003 and December 31, 2002 and the results of its operations for the three and nine months ended September 30, 2003 and 2002. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

     Certain prior period amounts have been reclassified to conform to current year presentation.

                                                                     (Continued)

                  Smith Barney Diversified Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)


2.       Financial Highlights:

     Changes in net asset value per Redeemable Unit for the three and nine months ended September 30, 2003 and 2002 were as follows:

                                          THREE-MONTHS ENDED        NINE-MONTHS ENDED
                                            SEPTEMBER 30,              SEPTEMBER 30,
                                          -----------------     ---------------------
                                          2003        2002           2003        2002
Net realized and unrealized
  gains (losses) *                  $  (89.69)  $   291.31     $ 184.98     $ 334.05

Interest income                          2.49         4.11         8.88        10.45
Expenses     **                         (7.57)      (46.45)      (68.13)      (65.69)
                                    ---------     --------      -------       -------
Increase (decrease) for period         (94.77)      248.97       125.73       278.81
Net Asset Value per Redeemable
 Unit, beginning of period           1,471.42     1,074.90     1,250.92     1,045.06
                                    ---------     --------      -------      -------
Net Asset Value per Redeemable
 Unit, end of period               $ 1,376.65   $ 1,323.87   $ 1,376.65   $ 1,323.87
                                    =========     ========      ========    ========


*       Includes brokerage commissions.
**       Excludes brokerage commissions.

                  Smith Barney Diversified Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)


Financial Highlights continued:

                                    THREE-MONTHS ENDED  NINE-MONTHS ENDED
                                       SEPTEMBER 30,     SEPTEMBER 30,
                                     ----------------    -------------
                                       2003    2002      2003     2002
Ratio to average net assets: ***

Net investment loss before
 incentive fees    ****               (8.2)%   (8.8)%   (8.4)%  (9.1)%

Operating expenses                     8.9%    10.4%     9.3%    10.5%
Incentive fees                         0.0%    12.3%     4.3%     5.1%
                                     ------   ------    -----  -------
Total expenses                         8.9%    22.7%    13.6%    15.6%
                                     ======   ======    =====   ======
Total return:

Total return before incentive fees    (6.4)%   26.7%    13.9%    30.9%
Incentive fees                        (0.0)%   (3.5)%   (3.8)%   (4.2)%
                                     ------   ------    -----  -------
Total return after incentive fees     (6.4)%   23.2%    10.1%    26.7%
                                     ======   ======    =====   ======

***      Annualized
****     Interest income less total expenses (exclusive of incentive fees)

     The above ratios may vary for individual investors based on the timing of capital transactions during the period.

                  Smith Barney Diversified Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)

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

     The  Customer   Agreement   between  the  Partnership  and  CGM  gives  the
Partnership the legal right to net unrealized gains and losses on open futures positions.

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values during the nine and twelve months ended September 30, 2003 and December 31, 2002, based on a monthly calculation, were assets of $3,489,833 and $5,286,046, respectively. The fair values of these commodity interests, including options thereon, if applicable, at September 30, 2003 and December 31, 2002, were assets of $3,442,469 and $3,945,135, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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

                  Smith Barney Diversified Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)


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

     The majority of these  instruments  mature within one year of September 30,
2003.  However,  due  to  the  nature  of  the  Partnership's  business,   these
instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources


     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 2003.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits if any.
     For the nine months ended September 30, 2003, Partnership capital decreased 0.1% from $65,977,951 to $65,881,133. This decrease was attributable to the redemption of 4,887.3820 Redeemable Units of Limited Partnership Interest resulting in the outflow of $7,041,007, which was partially offset by net income from operations of $6,944,169. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

     During the Partnership's third quarter of 2003 the net asset value per Redeemable Unit decreased 6.4% from $1,471.42 to $1,376.65 as compared to an increase of 23.2% in the third quarter of 2002. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2003 of $3,202,377. Losses were primarily attributable to the trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates and softs and were partially offset by gains in grains, indices, livestock and metals. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2002 of $17,420,825. Gains were primarily attributable to the trading of commodity futures in U.S. and non U.S. interest rates, energy, grains, softs and indices and were partially offset by losses in currencies, livestock and metals.

     During the Partnership's nine months ended September 30 2003, the net asset value per Redeemable Unit increased 10.1% from $1,250.92 to $1,376.65 as compared to an increase of 26.7% for the nine months ended September 30, 2002. The Partnership experienced a net trading gain before brokerage commissions and related fees for the nine months ended September 30, 2003 of $13,774,713. Gains were primarily attributable to the trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, livestock and indices and were partially offset by losses in grains, metals, and softs. The Partnership experienced a net trading gain before commissions and related fees for the nine months ended September 30, 2002 of $21,367,310. Gains were primarily attributable to the trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, indices and livestock and were partially offset by losses in energy, metals and softs.

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

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership assets in cash and/or place all of the Partnership assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and nine months ended September 30, 2003 decreased by $105,576 and $162,255, respectively, as compared to the corresponding periods in 2002. The decrease in interest income is primarily due to the reduction in interest rates and the effect of redemptions on the Partnership's equity maintained in cash during the three and nine months ended September 30, 2003.

     Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and nine months ended September 30, 2003 decreased by $67,491 and increased by $394,376, respectively, as compared to the corresponding periods in 2002. The increase in brokerage commissions and fees is due to an increase in average net assets during the nine months ended September 30, 2003 as compared to the corresponding period in 2002.

     Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2003 decreased by $131,044 and $131,516, respectively, as compared to the corresponding periods in 2002.

     Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2003, resulted in incentive fees of $0 and $2,316,083, respectively. Trading performance for the three and nine months ended September 30, 2002 resulted in incentive fees of $2,070,142 and $2,374,309, respectively.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category at September 30, 2003 and the highest and lowest value at any point during the three and nine months ended September 30, 2003. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2003, the Partnership's total capitalization was $65,881,133. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2002.

                               September 30, 2003
                                   (Unaudited)

                                                                 Year    to   Date
                                       of Total         High            Low        Average
Market Sector          Value at Risk  Capitalization  Value Risk  Value at Risk  Value at Risk
--------------------------------------------------------------------------------
Currencies:
--     Exchange Traded
       Contracts          $1,331,272       2.02%      $1,896,311   $  211,538   $1,043,879
 - OTC Contracts           1,315,700       2.00%       1,939,976      799,040    1,206,063
Energy                     1,088,650       1.65%       2,285,200      116,500    1,069,061
Grains                       257,050       0.39%         393,350      132,100      304,611
Interest Rates U.S.          693,200       1.05%       1,380,050      237,125      718,512
Interest Rates Non-U.S     1,295,476       1.97%       2,711,474      441,993    1,291,472
Livestock                     70,600       0.11%         156,400       25,200       54,524
Metals:
--     Exchange Traded
       Contracts             234,000       0.36%         309,500       40,500      177,056
 - OTC Contracts             331,213       0.50%         485,830        4,600      277,202
Softs                        345,453       0.52%         354,640       40,886      186,663
Indices                    2,220,402       3.37%       5,010,346       42,662    2,151,861
                           ---------       -----
Total                     $9,183,016      13.94%
                           =========      ======

Item 4. Controls and Procedures

     Based on their evaluation of the Partnership's disclosure controls and procedures as of September 30, 2003, the President and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

     During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003 and our Current Report on Form 8-K dated April 28, 2003.

ENRON

TITTLE, ET AL. v. ENRON CORP., ET AL.

     On September 30, 2003, all of the claims against Citigroup in this litigation were dismissed.

Additional Actions

     Several additional actions, previously identified, have been consolidated or coordinated with the Newby action and are stayed, except with respect to certain discovery, until after the court's decision on class certification. In addition, on August 15, 2003, a purported class action was brought by purchasers of Enron stock alleging state law claims of negligent misrepresentation, fraud, breach of fiduciary duty and aiding and abetting a breach of fiduciary duty. On August 29, 2003, an investment company filed a lawsuit alleging that Citigroup, CGM and several other defendants (including, among others, Enron's auditor, financial institutions, outside law firms and rating agencies) engaged in a conspiracy, which purportedly caused plaintiff to lose credit (in the form of a commodity sales contract) it extended to an Enron subsidiary in purported reliance on Enron's financial statements. On September 24, 2003, Enron filed an adversary proceeding in its chapter 11 bankruptcy proceedings to recover alleged preferential payments and fraudulent transfers involving Citigroup, CGM and other entities, and to disallow or to subordinate bankruptcy claims that Citigroup, CGM and other entities have filed against Enron.

Research

     In connection with the global research settlement, on October 31, 2003, final judgment was entered against CGM and nine other investment banks. In addition, CGM has entered into separate settlement agreements with numerous states and certain U.S. territories.

WORLDCOM
     Citigroup and/or CGM are now named in approximately 35 individual state court actions brought by pension funds and other institutional investors based on underwriting of debt securities of WorldCom. Most of these actions have been removed to federal court and transferred to the United States District Court for the Southern District of New York for centralized pretrial hearings with other WorldCom actions. On October 24, 2003, the court granted plaintiffs' motion to have this matter certified as a class action.

OTHER

    On November 3, 2003, the United States District Court for the Southern District of New York granted the Company's motion to dismiss the consolidated amended complaint asserting violations of certain federal and state antitrust laws by CGM and other investment banks in connection with the allocation of shares in initial public offerings underwritten by such parties.

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

Date:     11/13/03

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:           Citigroup Managed Futures LLC
              (General Partner)


By:           /s/ David J. Vogel
              David J. Vogel,
            President and Director


Date:     11/13/03


By:           /s/ Daniel R. McAuliffe, Jr.
              Daniel R. McAuliffe, Jr.
              Chief Financial Officer and Director

Date:     11/13/03

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: November 13, 2003


                                                 By:   /s/ David J. Vogel
                                                   -------------------
                                                      David J. Vogel
                                                   Citigroup Managed Futures LLC
                                                   President and Director

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: November 13, 2003

                                           By:  /s/ Daniel R. McAuliffe, Jr.
                                           -------------------------------------
                                                        Daniel R. McAuliffe, Jr.
                                                  Citigroup Managed Futures LLC
                                            Chief Financial Officer and Director

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Smith Barney Diversified Futures Fund L.P. II (the "Partnership") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

By:  /s/ David J. Vogel
-------------------
David J. Vogel
Citigroup Managed Futures LLC
President and Director

November 13, 2003

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Smith Barney Diversified Futures Fund L.P. II (the "Partnership") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

By: /s/ Daniel R. McAuliffe, Jr.
-------------------
Daniel R. McAuliffe, Jr.
Citigroup Managed Futures LLC
Chief Financial Officer and Director

November 13, 2003