Form 10-K
period 2003-12-31
SMITH BARNEY DIVERSIFIED FUTURES FUND L P II
filed 2004-03-29
CIK 923660

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                      For the year ended December 31, 2003

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

                        c/o Citigroup Managed Futures LLC
                             399 Park Ave - 7th Fl.
                            New York, New York 10022
--------------------------------------------------------------------------------
              (Address and Zip Code of principal executive offices)

                                 (212) 559-2011
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Redeemable Units of
                                                            Limited Partnership
                                                            Interest
                                                            (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X        No
                                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                    Yes         No X
                                                  ----

Limited Partnership Redeemable Units with an aggregate value of $70,961,018 were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter.

As of February 29, 2004, 45,732.5014 Limited Partnership Redeemable Units were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

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

     A Registration Statement on Form S-1(File No. 033-79244) relating to the public offering became effective on August 21, 1995. Beginning August 21, 1995, 100,000 redeemable units of Limited Partnership Interest ("Redeemable Units") were publicly offered at $1,000 per Redeemable Unit for a period of ninety days, subject to increase for up to an additional sixty days at the sole discretion of the general partner. Between August 21, 1995 (commencement of the offering period) and January 16, 1996, 8,529 Redeemable Units were sold at $1,000 per Redeemable Unit. Proceeds of the offering were held in an escrow account and were transferred, along with the general partner's contribution of $87,000, to the Partnership's trading account on January 17, 1996 when the Partnership commenced trading. An additional 100,000 Redeemable Units were registered on a Registration Statement on Form S-1 (File No. 333-03538) effective May 29, 1996 and an additional 150,000 Redeemable Units were registered on a Registration Statement on Form S-1 (File No. 333-25239) effective April 15, 1997.

     Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the general partner (the "General Partner") of the Partnership. Sales of additional Redeemable Units and additional General Partner contributions and redemptions of Redeemable Units for the year ended December 31, 2003 are reported in the Statement of Partners' Capital on page F-9 under "Item 8. Financial Statements and Supplementary Data."

     The General Partner has agreed to make capital contributions, if necessary, so that its General Partnership interest will be equal to the greater of (i) an amount to entitle it to 1% of each material item of Partnership income, loss, deduction or credit and (ii) the greater of (a) 1% of the partners'
contributions to the Partnership or (b) $25,000. The Partnership will be liquidated upon the first of the following to occur: December 31, 2014; the Net Asset Value per Redeemable Unit falls below $400 as of the close of any business day; or under certain circumstances as defined in the limited partnership agreement of the Partnership (the "Limited Partnership Agreement").

     The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI") formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup").

     The Partnership's trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM.

     As of December 31, 2003, all commodity trading decisions are made for the Partnership by Graham Capital Management L.P. ("Graham"), Campbell and Company Inc., Willowbridge Associates Inc., and Capital Fund Management (collectively, the "Advisors"). None of the Advisors is affiliated with the General Partner or CGM. The Advisors are not responsible for the organization or operation of the Partnership. Stonebrook Structured Products LLC was terminated as an Advisor to the Partnership on January 31, 2003.

     Pursuant to the terms of the management agreements with each Advisor (the "Management Agreements"), the Partnership pays each Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor. Month-end Net Assets for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees. In addition, the Partnership is obligated to pay each Advisor an incentive fee payable quarterly equal to 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership, except Graham, which will receive an incentive fee of 10% of New Trading Profits on the first $5,000,000 and 20% of New Trading Profits for all such profits in excess of $5,000,000. For the period January 1, 2000 through June 30, 2000, the Partnership was obligated to pay John W. Henry & Company, Inc. a monthly management fee of 1/3 of 1% (4% per year) of month-end net assets, and an incentive fee of 15% of the new Trading Profits, as defined in the Management Agreement.

     The Partnership has entered into a customer agreement with CGM (the "Customer Agreement"), which provides that the Partnership pays CGM a monthly brokerage fee equal to 1/2 of 1% of month-end Net Assets allocated to the Advisors (6% per year) in lieu of brokerage commissions on a per trade basis. Month-end Net Assets for the purpose of calculating brokerage commissions are Net Assets, as defined in the Limited Partnership Agreement prior to the reduction of expenses and redemptions payable. CGM also pays a portion of its brokerage fees to its financial consultants who have sold Redeemable Units and who are registered as associated persons with the Commodity Futures Trading Commission (the "CFTC"). The Partnership pays for National Futures Association ("NFA") fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses.

     In addition, CGM pays the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined.

     (b)  Financial  information  about  industry  segments.  The  Partnership's business consists of only one segment, speculative trading of commodity interests (including, but not limited to, futures contracts, options and forward contracts on U.S. Treasury Bills, other financial instruments, foreign currencies, stock indices and physical commodities). The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 2003, 2002, 2001 2000, and 1999 is set forth under "Item 6. Selected Financial Data." The Partnership's capital as of December 31, 2003, was $68,275,728.

     (c) Narrative description of business.

         See Paragraphs (a) and (b) above.

         (i) through (xii) - Not applicable.

         (xiii) - The Partnership has no employees.

     (d) Financial information about geographic areas. The Partnership does not engage in sales of goods or services or own any long lived assets, and therefore this item is not applicable.

     (e) Available information. The Partnership does not have an Internet address. The Partnership will provide paper copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports free of charge upon request.

Item 2. Properties.

     The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, CGM.

Item 3. Legal Proceedings.

     This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Citigroup Global Markets Holdings Inc. ("CGMHI") or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

     CGM is a New York corporation with its principal place of business at 388 Greenwich Street, New York, New York 10013. CGM is registered as a broker-dealer and futures commission merchant ("FCM"), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. CGM and its affiliates also provide investment banking and other financial services for clients worldwide.

     There have been no administrative, civil or criminal actions pending, on appeal or concluded against CGM or any of its individual principals within the past five years that management believes may have a material impact on CGM's ability to act as an FCM. In the ordinary course of its business, CGM is a party to various claims and regulatory inquiries.

Settlement of Certain Legal and Regulatory Matters

     On April 28, 2003, CGM announced final agreements with the SEC, the National Association of Securities Dealers ("NASD"), the New York Stock Exchange ("NYSE") and the New York Attorney General to resolve on a civil basis all of their outstanding investigations into its research and IPO allocation and distribution practices (the "Research Settlement"). To effectuate the Research Settlement, the SEC filed a Complaint and Final Judgment in the United States District Court for the Southern District of New York. On October 31, 2003, final judgment was entered against CGM and nine other investment banks. The NASD has accepted the Letter of Acceptance, Waiver and Consent entered into with CGM in connection with the Research Settlement. In May 2003, the NYSE advised CGM that the Hearing Panel's Decision, in which it accepted the Research Settlement, had become final. As required by the Research Settlement, CGM has entered into separate settlement agreements with 48 states and various U.S. territories and is in settlement negotiations with the remaining 2 states.

Enron Corp.

     In April 2002, Citigroup was named as a defendant along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in a putative consolidated class action complaint that was filed in the United States District Court for the Southern District of Texas seeking unspecified damages. The action, brought on behalf of individuals who purchased Enron securities (NEWBY, ET AL. V. ENRON CORP., ET AL.), alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. Citigroup's motion to dismiss the complaint was denied in December 2002, and Citigroup filed an answer in January 2003. In May 2003, plaintiffs filed an amended consolidated class action complaint, and Citigroup filed a motion to dismiss in June 2003. Plaintiffs filed a motion for class certification in May 2003. Discovery is proceeding pending the Court's decision on class certification.

     Additional actions have been filed against Citigroup and certain of its affiliates, including CGM, along with other parties, including (i) actions brought by a number of pension and benefit plans, investment funds, mutual funds, and other individual and institutional investors in connection with the purchase of Enron and Enron-related equity and debt securities, alleging violations of various state and federal securities laws, state unfair competition statutes, common law fraud, misrepresentation, unjust enrichment, breach of fiduciary duty, conspiracy, and other violations of state law; (ii) an action by banks that participated in two Enron revolving credit facilities, originally alleging fraud, gross negligence, breach of implied duties, aiding and abetting and civil conspiracy in connection with defendants' administration of a credit facility with Enron; the Court granted Citigroup's motion to dismiss with respect to all claims except for certain claims of aiding and abetting and civil conspiracy; (iii) an action brought by several funds in connection with secondary market purchases of Enron debt securities, alleging violations of the federal securities law, including Section 11 of the Securities Act of 1933, as amended, and claims for fraud and misrepresentation; (iv) a series of putative class actions by purchasers of NewPower Holdings common stock, alleging violations of the federal securities law, including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended; (v) a putative class action brought by clients of CGM in connection with research reports concerning Enron, alleging breach of contract;
(vi) an action brought by a retirement and health benefits plan in connection with the purchase of certain Enron notes, alleging violation of federal securities law, including Section 11 of the Securities Act of 1933, as amended, violations of state securities and unfair competition law, and common law fraud and breach of fiduciary duty; (vii) an action brought by the Attorney General of Connecticut in connection with various commercial and investment banking services provided to Enron; (viii) an action brought by purchasers in the secondary market of Enron bank debt, alleging claims for common law fraud, conspiracy, gross negligence, negligence and breach of fiduciary duty; (ix) an action brought by an investment company, alleging that Enron fraudulently induced it to enter into a commodity sales contract; (x) five adversary proceedings filed by Enron in its chapter 11 bankruptcy proceedings to recover alleged preferential payments and fraudulent transfers involving Citigroup, certain of its affiliates and other entities, and to disallow or to subordinate claims that Citigroup and other entities have filed against Enron; (xi) third-party actions brought by former Enron officers and directors, alleging violation of state securities and other laws and a right to contribution from Citigroup, in connection with claims under state securities and common law brought against the officers and directors and others; and (xii) a purported class action brought on behalf of Connecticut municipalities, alleging violation of state statutes, conspiracy to commit fraud, aiding and abetting a breach of fiduciary duty and unjust enrichment. Several of these cases have been consolidated or coordinated with the NEWBY action and are now generally inactive pending the Court's decision on the pending motion on class certification.

Dynegy Inc.

     On June 6, 2003, the complaint in a pre-existing putative class action pending in the United States District Court for the Southern District of Texas (IN RE: DYNEGY INC. SECURITIES LITIGATION) brought by purchasers of publicly traded debt and equity securities of Dynegy Inc. was amended to add Citigroup, Citibank and CGMI as defendants. The plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against the Citigroup defendants.

WorldCom, Inc.

     Citigroup, CGM and certain executive officers and current and former employees have been named as defendants--along with twenty-two other investment banks, certain current and former WorldCom officers and directors, and WorldCom's former auditors--in a consolidated class action brought on behalf of individuals and entities who purchased or acquired publicly traded securities of WorldCom between April 29, 1999 and June 25, 2002 (IN RE: WORLDCOM INC. SECURITIES LITIGATION). The class action complaint asserts claims against CGM under (i) Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, in connection with certain bond offerings in which it served as underwriter, and
(ii) Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated under Section 10(b), alleging that it participated in the preparation and/or issuance of misleading WorldCom registration statements and disseminated misleading research reports concerning

WorldCom stock. On May 19, 2003, the Court denied CGM's motion to dismiss the consolidated class action complaint. On October 24, 2003, the Court granted the plaintiffs' motion for class certification. On December 31, 2003, the United States Court of Appeals for the Second Circuit granted CGM's petition seeking leave for an interlocutory appeal of the class certification order. The District Court has scheduled trial to begin in January 2005.

     Pursuant to an order entered May 28, 2003, the District Court consolidated approximately seventy individual actions with the class action for pretrial proceedings. Certain individual plaintiffs have appealed the district court's order denying their motions to remand. The claims asserted in these individual actions are substantially similar to the claims alleged in the class action and assert state and federal securities law claims based on CGM's research reports concerning WorldCom and/or CGM's role as an underwriter in WorldCom offerings.

     Numerous other actions asserting claims against CGM in connection with its research reports about WorldCom and/or its role as an investment banker for WorldCom are pending in other federal and state courts. These actions have been remanded to various state courts, are pending in other federal courts, or have been conditionally transferred to the United States District Court for the Southern District of New York to be consolidated with the class action. In addition, actions asserting claims against Citigroup and certain of its affiliates relating to its WorldCom research reports are pending in numerous arbitrations around the country. These arbitration proceedings assert claims that are substantially similar to the claims asserted in the class action.

Global Crossing

     On or about January 28, 2003, lead plaintiff in a consolidated putative class action in the United States District Court for the Southern District of New York (IN RE: GLOBAL CROSSING, LTD. SECURITIES LITIGATION) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and Asia Global Crossing, which names as defendants, among others, Citigroup, CGM, CGMHI and certain executive officers and current and former employees. The putative class action complaint asserts claims against these Citigroup defendants under (i) Sections 11, 12(a)(2) and 15 of the Securities

Act of 1933, as amended, and Section 14(a) of the Securities Exchange Act of 1934, as amended and Rule 14A-9A promulgated thereunder, in connection with certain  offerings in which CGM served as  underwriter  and in  connection  with certain transactions in which CGM issued fairness opinions, and (ii) Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, alleging that they disseminated misleading research reports concerning Global Crossing and Asia Global Crossing. The Citigroup-related defendants have moved to dismiss these claims.

     In addition, actions asserting claims against Citigroup and certain of its affiliates relating to its Global Crossing research reports are pending in numerous arbitrations around the country. These arbitration proceedings assert claims that are substantially similar to the claims asserted in the putative class action.

Adelphia Communications Corporation

     On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation against certain lenders and investment banks, including CGMI, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the Citigroup Parties). The complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act and the common law. The complaints seek equitable relief and an unspecified amount of compensatory and punitive damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia.

     In addition, CGM is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also assert claims against Citigroup Inc. and Citibank, N.A. All of the complaints allege violations of federal securities laws, and certain of the complaints also allege violations of state securities laws and the common law. The complaint seeks unspecified damages. In December 2003, a second amended complaint was filed and consolidated before the same judge of the United States District Court for the Southern District of New York.

Mutual Funds

     In 2003, several issues in the mutual fund industry have come under the scrutiny of federal and state regulators. The Company has received subpoenas and other requests for information from various government regulators regarding market timing, fees, sales practices and other mutual fund issues in connection with various investigations, including an investigation by the Securities and Exchange Commission and a United States Attorney into the arrangements under which we became the transfer agent for many of the mutual funds in the Smith Barney fund complex. CGM is cooperating fully with all such reviews.

Research

     Since May 2002, Citigroup, CGM and certain executive officers and current and former employees have been named as defendants in numerous putative class action complaints, individual actions, and arbitration demands by purchasers of various securities, alleging that they violated federal securities law, including Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, and certain state laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including AT&T Corp., Winstar Communications, Inc., Rhythm NetConnections, Inc., Level 3 Communications, Inc., Metromedia Fiber Network, Inc., XO Communications, Inc., Williams Communications Group Inc., and Qwest Communications International Inc. The putative class actions relating to research of these companies are pending before a single judge in the United States District Court for the Southern District of New York for coordinated proceedings. The Court has consolidated these actions into separate proceedings corresponding to the companies named above. On January 30, 2004, plaintiffs in the Rhythm
NetConnections,   Inc.  action   voluntarily   dismissed  their  complaint  with
prejudice.

     In addition, actions asserting claims against Citigroup and certain of its affiliates relating to its research reports on these companies are pending in numerous arbitrations around the country. These arbitration proceedings assert claims that are substantially similar to the claims asserted in the class and individual actions.

     Three additional putative class actions are pending in federal courts against Citigroup and certain of its affiliates, including CGM, and certain of their current and former directors, officers and employees, along with other parties, on behalf of persons who maintained accounts with CGM. These actions assert, among other things, common law claims, claims under state statutes, and claims under the Investment Advisers Act of 1940, for allegedly failing to provide objective and unbiased investment research and investment management, seeking, among other things, return of fees and commissions. In all three of these actions, the Citigroup-related defendants have moved to dismiss the complaints. In two of these putative class actions, these motions were granted and appeals are now pending.

     In May 2003,  the SEC,  NYSE and NASD issued a subpoena  and letters to CGM requesting documents and information with respect to their continuing investigation of individuals in connection with the supervision of the research and investment banking departments of CGM. Other parties to the Research Settlement have received similar subpoena and letters.

     On June 23, 2003, the West Virginia Attorney General filed an action against CGM and nine other firms that were parties to the Research Settlement. The West Virginia Attorney General alleges that the firms violated the West
Virginia Consumer Credit and Protection Act in connection with their research activities and seeks monetary penalties. CGM and the other defendants have moved to dismiss the action.

Other

     In April 2002, consolidated amended complaints were filed against CGM and other investment banks named in numerous putative class actions filed in the United States District Court for the Southern District of New York, alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. On February 19, 2003, the Court issued an opinion denying defendants' motion to dismiss. Also filed in the Southern District of New York against CGM and other investment banks were several putative class actions that were consolidated into a single class action, alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. On November 3, 2003, the Court granted CGM's motion to dismiss the consolidated amended complaint in the antitrust case.

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

                                     PART II

Item 5.  Market for  Registrant's  Common  Equity and  Related  Security  Holder
         Matters.

          (a) Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units of Limited Partnership Interest.

          (b) Holders. The number of holders of Redeemable Units of Limited Partnership Interest as of December 31, 2003 was 2,779.

          (c) Distribution. The Partnership did not declare a distribution in 2003 or 2002.

          (d) Use of Proceeds. There were no additional sales of Redeemable Units in the years ended December 31, 2003, 2002 and 2001.

Item 6. Selected Financial Data.

Realized and unrealized  trading gains  (losses),  interest  income,  net income
(loss) and increase (decrease) in Net Asset Value per Redeemable Unit for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 and total assets at December 31, 2003, 2002, 2001, 2000 and 1999 were as follows:


                                         2003            2002             2001            2000             1999
                                         ----            ----             ----            ----             ----
Realized and unrealized trading
gains (losses) net of brokerage
commissions and clearing fees
of $4,867,218, $4,514,105,
$5,109,439, $5,846,384 and
$8,857,232, respectively           $  14,129,201   $  14,296,353    $  (5,744,771)   $   6,540,869    $ (21,027,791)

Interest income                          569,919         799,484        2,121,645        3,884,319        4,658,630
                                   -------------   -------------    -------------    -------------    -------------
                                   $  14,699,120   $  15,095,837    $  (3,623,126)   $  10,425,188    $ (16,369,161)
                                   =============   =============    =============    =============    =============
Net income (loss)                  $  10,452,183   $  10,902,122    $  (6,137,603)   $   7,572,583    $ (21,048,896)
                                   =============   =============    =============    =============    =============

Increase (decrease) in Net Asset
Value per Redeemable Unit
                                   $      199.53   $      205.86    $      (87.64)   $      107.10    $     (193.59)
                                   =============   =============    =============    =============    =============

Total assets                       $  71,276,280   $  68,703,203    $  68,118,842    $  87,318,686    $ 106,012,664
                                   =============   =============    =============    =============    =============


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     The Partnership aims to achieve substantial capital appreciation through speculative trading, directly and indirectly, in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Partnership may employ futures, options on futures, and forward contracts in those markets.

     The General Partner manages all business of the Partnership. The General Partner has delegated its responsibility for the investment of the Partnership's assets to Campbell & Company, Inc. ("Campbell"), Capital Fund Management SA ("CFM"), Graham Capital Management, L.P. ("Graham"), Willowbridge Associates, Inc. ("Willowbridge") and Stonebrook Structured Products, LLC ("Stonebrook"), (collectively, the "Advisors"). Stonebrook was terminated as an Advisor to the Partnership on January 31, 2003. The General Partner employs a team of approximately 15 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals use state-of-the-art technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of trading activity and reporting to limited partners and regulatory authorities. In selecting the Advisors for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements.

Responsibilities of the General Partner include:

          o    due diligence examinations of the Advisors;

          o    selection, appointment and termination of the Advisors;

          o    negotiation of the management agreements; and

          o    monitoring the activity of the Advisors.

     In addition, the General Partner prepares the books and records and provides the administrative and compliance services that are required by law or regulation from time to time in connection with operation of the Partnership. These services include the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; calculation of fees; effecting subscriptions, redemptions and limited partner communications; and preparation of offering documents and sales literature.

     The General Partner seeks the best prices and services available in its commodity futures brokerage transactions. The General Partner reviews at least annually, the brokerage rates charged to commodity pools similar to the Partnership' to determine whether the brokerage fee the Partnership pays is competitive with other rates.

     The  programs  traded by each  Advisor  on behalf of the  Partnership  are:
Campbell - Financial, Metal & Energy Large Portfolio ("FME Large"), CFM - Discus Program ("Discus"), Graham - Global Diversified Program ("GDP") and Graham Selective Trading Program ("GST"), and Willowbridge - Argo and Vulcan Trading Systems. Stonebrook traded its Volatility Hedge Program until January 31, 2003 when Stonebrook was terminated as an Advisor to the Partnership. As of December 31, 2003, the Partnership's assets were allocated among the Advisors in the following approximate percentages: Campbell, 31%, CFM, 19%, Graham, 32%, and Willowbridge, 18%.

Campbell & Company, Inc.

     Campbell trades its FME Large Portfolio for the Partnership. Campbell's trading models are designed to detect and exploit medium-term to long-term price changes, while also applying risk management and portfolio management principles.

     Campbell believes that utilizing multiple trading models provides an important level of diversification, and is most beneficial when multiple contracts of each market are traded. Every trading model may not trade every market. It is possible that one trading model may signal a long position while another trading model signals a short position in the same market. It is Campbell's intention to offset those signals to reduce unnecessary trading, but if the signals are not simultaneous, both trades will be taken and since it is unlikely that both positions would prove profitable, in retrospect, one or both trades will appear to have been unnecessary. It is Campbell's policy to follow trades signaled by each trading model independently of the other models.

Capital Fund Management SA

     CFM will trade the Partnership's assets allocated to it in accordance with its Discus Program. All of the trading decisions result from proprietary trading and risk management programs developed by CFM. Discus is 100% statistical and systematic in nature. The only information fed into the system are historical price statistics. The system does not use any form of qualitative information and, most importantly, the system is never overridden by human opinion. The program continuously applies proprietary filters to review price data in an attempt to select the most efficient trading strategy with respect to a particular time frame (short, medium or long term), contracts traded, contract and market sector concentration and risk exposure. Discus trades more than 50 futures contracts on exchanges around the world.

Graham Capital Management, L.P.

     Graham currently trades both GDP and GST on behalf of the Partnership. Of the Partnership's assets allocated to Graham, 45% is currently traded using GDP and 55% is currently traded using GST, each of which is described below.

     Graham trades actively in both U.S. and foreign markets, primarily in futures contracts, forward contracts, spot contracts and associated derivative instruments such as options and swaps. Graham engages in exchange for physical transactions, which involve the exchange of a futures position for the underlying physical commodity without making an open competitive trade on an exchange. Graham at times will trade certain instruments, such as forward foreign currency contracts, as a substitute for futures or options traded on futures exchanges.

     Graham's trading systems rely primarily on technical rather than fundamental information as the basis for their trading decisions. Graham's systems are based on the expectation that they can over time successfully anticipate market events using quantitative mathematical models to determine their trading activities, as opposed to attempting properly to forecast price trends using subjective analysis of supply and demand.

     GDP utilizes multiple computerized trading models designed to participate in potential profit opportunities during sustained price trends. This program features broad diversification in both financial and non-financial markets. The strategies that are utilized are primarily long-term in nature and are intended to generate significant returns over time with an acceptable degree of risk and volatility. The computer models on a daily basis analyze the recent price action, the relative strength and the risk characteristics of each market and compare statistically the quantitative results of this data to years of historical data on each market. GDP trades in approximately 80 markets.

     GST uses a mathematical model to identify certain price patterns that have very specific characteristics indicating that there is a high probability that a significant directional move will occur. Although the program does not trade against the market trend, it is not a true trend-following system inasmuch as it will only participate in specific types of market moves that meet the restrictive criteria of the model. In general, this program will participate only in significant market moves that are characterized by a substantial increase in volatility. As a result, it frequently will not participate in a market trend in which virtually all trend-following systems would have a position. GST trades in approximately 70 markets.

Willowbridge Associates, Inc.

     Willowbridge trades the Partnership's assets allocated to it in accordance with its Select Investment Program, whereby the General Partner determined the initial allocation of the Partnership's assets among one or more of Willowbridge's strategies and may determine subsequent reallocations (if any). Of the Partnership's assets allocated to Willowbridge, 0% is currently traded using the Vulcan Trading System and 100% is currently traded using the Argo Trading System, each of which is described below.

     For each of these systems, risk is managed on a market by market level as well as on an overall portfolio level. On the market level, risk is managed primarily by utilizing proprietary volatility filters. When these filters detect a certain excessive level of volatility in the markets traded, they will signal that the systems should no longer be trading in the markets in which the filters have detected excessive volatility. In this way, the systems do not participate in markets in which there are extremes in market action. On the portfolio level, risk is managed by utilizing a proprietary portfolio cutback rule. When cumulative profits have reached a certain level, this rule determines that positions should be halved across the entire portfolio. In this way, risk is reduced while allowing the systems to continue to participate in the markets, albeit at a reduced level. After the portfolio has been traded at half, the portfolio cutback rule will then determine when to increase positions to again trade at the full level.

     The Vulcan Trading System, which commenced trading in 1988, is a computerized technical trading system. It is not a trend-following system, but does ride a trend when the opportunity arises. Vulcan uses the concepts of pattern recognition, support/resistance levels, and counter-trend liquidations in making trading decisions. In effect, Vulcan is more akin to a systematic technical charting system, as opposed to most computer systems which are based on pure trend-following calculations.

     The Vulcan System is based on general technical trading principles. It applies these principles to a diversified portfolio of commodities and currencies. Given that the system is based on general principles, the system parameters used are the same for all items in the portfolio and are not optimized. In this manner, the Vulcan System minimizes the problem of data-fitting.

     The Argo Trading System commenced trading in 1988. Argo essentially incorporates Vulcan's concepts of pattern recognition, support/resistance levels and counter-trend liquidations to trade a portfolio similar to Vulcan. However, Argo has a relatively slower time horizon than Vulcan and attempts to capture longer-term price moves.

     Pattern   recognition,    support/resistance   levels   and   counter-trend
liquidations are defined as follows:

     Pattern recognition is the ability to identify patterns that appear to have acted as precursors of price advances or declines in the past.

     A support level is a previous low--a price level under the current market price at which point buying interest is expected to be sufficiently strong to overcome selling pressure.

     A resistance level is a previous high--a price level over the current market price at which point selling pressure is expected to overcome buying pressure and a price advance is expected to be turned back.

     A counter-trend liquidation is the closing out of a position after a significant price move on the assumption that the market is due for a correction.

     No assurance is given that an Advisor's trading program will be profitable or that it will not experience losses.

(a)  Liquidity.

     The Partnership does not engage in sales of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures positions, unrealized appreciation on open forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material loss in liquidity.

     To minimize this risk relating to low margin deposits, the Partnership follows certain trading policies, including:

     (i) The Partnership invests its assets only in commodity interests that an Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

     (ii) No Advisor will initiate additional positions in any commodity interest if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership's net assets allocated to that Advisor.

     (iii)The Partnership may accassionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropiate clearinghouse, the physical commodity position is fully hedge.

     (iv)The Partnership will not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

     (v) The Partnership will not utilize borrowings, commodities except short-term borrowings, commodities if the Partnership takes delivery of any cash commodities.

     (vi) The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.

     (vi) The Partnership will not permit the churning of its commodity trading account. The term "churning" refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.

     In the normal course of business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specified terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards, swaps and certain options. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

     Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's assets is CGM.

     The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also "Item 8. Financial Statements and Supplementary Data" for further information on financial instrument risk included in the Notes to Financial Statements.)

     Other than the risks inherent in commodity trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the Partnership will cease trading operations and liquidate all open positions upon the first to occur of the following: (i) December 31, 2014;
(ii) the vote to dissolve the Partnership by limited partners owning more than 50% of the Redeemable Units; (iii) assignment by the General Partner of all of its interest in the Partnership or withdrawal, removal, bankruptcy or any other event that causes the General Partner to cease to be a General Partner under the New York Revised Limited Partnership Act unless the Partnership is continued as described in the Limited Partnership Agreement; (iv) Net Asset Value per Redeemable Unit falls to less than $400 as of the end of any trading day; or (v) the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued.

(b)  Capital Resources.

     (i)  The  Partnership   has  made  no  material   commitments  for  capital
          expenditures.

     (ii) The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, brokerage, advisory and administrative fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by CGM is dependent upon interest rates over which the Partnership has no control.

     No forecast can be made as to the level of redemptions in any given period. A limited partner may cause all of their Redeemable Units to be redeemed by the Partnership at the Net Asset Value thereof as of the last day of each month on ten days' written notice to the General Partner. No fee will be charged for redemptions. For the year ended December 31, 2003, 5,671.3005 Redeemable Units were redeemed totaling $8,154,406. For the year ended December 31, 2002, 11,001.6830 Redeemable Units were redeemed totaling $11,541,708. For the year ended December 31, 2001, 11,034.5654 Redeemable Units were redeemed totaling 11,947,627.

(c)  Results of Operations.

     For the year ended December 31, 2003, the Net Asset Value per Redeemable Unit increased 16.0% from $1,250.92 to $1,450.45. For the year ended December 31, 2002 the Net Asset Value per Redeemable Unit increased 19.7% from $1,045.06 to $1,250.92. For the year ended December 31, 2001 the Net Asset Value per Redeemable Unit decreased 7.7% from $1,132.70 to $1,045.06.

     The Partnership experienced a net trading gain of $18,996,419 before commissions and expenses for the year ended December 31, 2003. Gains were primarily attributable to the trading of currencies, grains, livestock, metals and indices and were partially offset by the losses incurred in the trading of energy, U.S. and non-U.S. interest rates and softs.

     On a very broad basis, the year 2003 can be divided into three periods: the time leading up to and shortly after the Iraq War (January through May), the transition to greater world economic growth (June through October), and the renewed dollar decline (November and December).

     The Iraq war was the focus for much of the first half of the year. With uncertainty concerning when hostilities would begin and the possible impact of these events, investors showed a desire to move to a defensive and conservative stance. Equity markets moved lower, as did the dollar against other major currencies, gold prices rose, bond markets rallied, and the energy markets exhibited a risk premium concerning potential supply disruptions. This was a continuation of many of the trends carried over from 2002. During the first two months of the year, the Advisors had strong performance, up nearly 19%.

     Just prior to the inception of the hostilities in Iraq, several of the Advisors reduced leverage in expectation of higher volatility in the markets. Markets were more volatile with a reduction of liquidity in response to events in March. During this period, bond prices declined, the dollar stabilized, crude oil prices declined significantly, and the stock market started to rally. Even with this reduced leverage the markets were volatile and prior trends were disrupted leading to losses for the month of March. Positions returned to normal leverage in late April and May saw a substantial recovery in the Partnerships performance with profits coming from short dollar, long interest rate and long commodity positions.

     In a transition to economic recovery and growth, the major markets began to reflect changing expectations in the middle of June. Consistently positive macroeconomic news led to the unexpected pronouncement of no further easing actions by the European Central Bank and the U.S. Federal Reserve Bank. Consequently, there was a trend change, as interest rates moved up off 40 year lows and the dollar rallied reversing the decline from earlier in the year.

     While there were gains in stock index futures trading, the Advisors' exposure in these markets has been relatively low; hence they were not able to make a substantial impact on performance. In addition to the negative market action in interest rates and currencies, there were further increases in volatility in the energy sector and growing volatility within a relatively tight range for many agricultural markets. The second quarter ended unprofitably and this carried through the summer and into the early fall as the Partnership alternated between profits and losses on a monthly basis.

     The final period of 2003 marked by another decline in the dollar beginning in late November. The dollar began a new significant decline against both the euro and yen. This led to significant fourth quarter profits, which boosted performance for many of the Advisors and the Partnership ended the year up 16.0%.

     In the General Partner's opinion, the Advisors continue to employ trading methods and produce results consistent with the objectives of the Partnership and expectations for the Advisors' programs. The General Partner continues to monitor the Advisors' performance on a daily, weekly, monthly and annual basis to assure these objectives are met.

     The Partnership experienced net trading gains of $18,810,458 before commissions and expenses in 2002. Gains were primarily attributable to the trading in indices, U.S. and non-U.S. interest rates, energy, grains, livestock and currencies and were partially offset by losses incurred in the trading of metals and softs.

     The Partnership experienced net trading losses of $635,332 before commissions and expenses in 2001. Losses were primarily attributable to trading in currencies, energy, grains, indices, metals and livestock and were partially offset by gains incurred in U.S. and non-U.S. interest rates and softs.

     It should be noted that commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

(d)  Operational Risk.

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

     Technological Risk - the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership's ability to gather, process, and communicate information efficiently and securely, without interruption, to customers, among Redeemable Units within the Partnership, and in the markets where the Partnership participates.

     Legal/Documentation Risk - the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.

     Financial Control Risk - the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management's authorization, and that financial information utilized by management and communicated to external parties, including the Partnership's Redeemable Unit holders, creditors, and regulators, is free of material errors.

(e)  Critical Accounting Policies.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes.

     All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

     Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting dates, is included in the statements of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statements of income and expenses and partners' capital.

     The General Partner believes that the accounting policies that will be most critical to the Partnership's financial condition and results of operations relate to the valuation of the Partnership's positions. The majority of the Partnership's positions will be exchange-traded futures contracts, which will be valued daily at settlement prices published by the exchanges. Swap contracts generally will be valued by reference to published settlement prices or dealers' quotes in related markets or other measures of fair value deemed appropriate by the General Partner. The General Partner expects that under normal circumstances substantially all of the Partnership's assets will be valued by objective measures and without difficulty.

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

     The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.

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

     The Partnership's risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the Partnership's mark-to-market accounting, any loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings (realized and unrealized). Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

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

The  Partnership's Trading Value at Risk in Different Market Sectors

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 2003 and the highest and lowest value at any point during the year. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2003, the Partnership's total capitalization was $68,275,728.

                                December 31, 2003

                                                                                             Year to Date
                                                                          ---------------------------------------------
                                                            % of Total          High               Low
    Market Sector                     Value at Risk         Capitalization   Value at Risk    Value at Risk    Average*
    -------------                     -------------         -------------- -------------      -------------    --------
    Currencies
    -Exchange Traded Contracts            $1,455,853             2.13%       $1,896,311         $195,698      $1,129,827
    -OTC Contracts                         1,088,448             1.59%        1,939,876          799,040       1,162,301
    Energy                                 1,785,450             2.62%        2,285,200          116,500       1,087,954
    Grains                                   305,750             0.45%          443,050          132,100         311,429
    Interest rates U.S.                      668,100             0.98%        1,380,050           52,825         607,219
    Interest rates Non-U.S.                  843,405             1.24%        2,711,474          371,657       1,214,876
    Livestock                                 36,800             0.05%          168,800           25,200          59,760
    Metals
     - Exchange Traded Contracts             174,000             0.25%          309,500           40,500         197,750
     - OTC Contracts                         225,534             0.33%          485,830            4,600         287,273
    Softs                                    111,132             0.16%          415,533           40,886         192,922
    Indices                                2,734,855             4.01%        5,010,346           42,662       2,117,267
                                           ---------             -----
    Total                                 $9,429,327            13.81%
                                          ==========            ======

* Monthly average based on month-end value at risk.

     As of December 31, 2002, the Partnership's total capitalization was approximately $65,977,951.

                                December 31, 2002

                                                                                               Year to Date
                                                                           ---------------------------------------------
                                                             % of Total         High                Low
    Market Sector                         Value at Risk     Capitalization   Value at Risk     Value at Risk     Average*
    -------------                         -------------     --------------  -------------      -------------     --------
    Currencies
     - Exchange Traded Contracts             $846,920            1.28%         $3,063,120         $438,135      $1,594,477
     - OTC Contracts                          793,608            1.20%          1,195,876          793,608       1,173,995
    Energy                                  1,400,000            2.13%          2,363,000          143,050       1,441,275
    Grains                                    183,200            0.28%            889,500          183,200         489,713
    Interest rates U.S.                       547,150            0.83%          1,365,400          354,500         806,163
    Interest rates Non-U.S.                 1,179,771            1.79%          2,663,879          753,975       1,622,564
    Livestock                                  29,600            0.04%            406,750           29,600         189,795
    Metals
     - Exchange Traded Contracts              118,000            0.18%          1,303,600          118,000         609,725
     - OTC Contracts                           85,975            0.13%            426,700           17,700         257,800
    Softs                                      88,700            0.13%            971,444           88,700         634,944
    Indices                                    72,725            0.11%          2,967,881           72,725       1,396,996
                                               ------            -----
    Total                                  $5,345,649            8.10%
                                           ==========            =====

* Quarterly average

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

     The following were the primary trading risk exposures of the Partnership as of December 31, 2003, by market sector.

     Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-8 countries. However, the Partnership also takes futures positions on the government debt of smaller nations -- e.g., Australia.

     Currencies. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S. dollar-based Partnership in expressing Value at Risk in a functional currency other than U.S. dollars.

     Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2003, the Partnership's primary exposures were in the S&P 500, Financial Times (England), Nikkei (Japan) and EUREX (Germany) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)

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

     Softs. The Partnership's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Coffee, cocoa, cotton, orange juice and sugar accounted for the substantial bulk of the Partnership's commodity exposure as of December 31, 2003.

     Energy. The Partnership's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

     The following were the only non-trading risk exposures of the Partnership as of December 31, 2003.

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

     The General Partner monitors the Partnership's performance and the concentration of its open positions, and consults with the Advisors concerning the Partnership's overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require certain of the Advisors to close out individual positions as well as enter into programs on behalf of the Partnership. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisors' own risk control policies while maintaining a general supervisory overview of the Partnership's market risk exposures.

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

Item 8.   Financial Statements and Supplementary Data.



                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II

                          INDEX TO FINANCIAL STATEMENTS


                                                                 Page Number

Oath or Affirmation                                                  F-2

Independent Auditors' Report.                                     F-3 - F-4

Financial Statements:

Statements of Financial Condition at
December 31, 2003 and 2002.                                          F-5

Condensed Schedules of Investments at
December 31, 2003 and 2002.                                       F-6 - F-7

Statements of Income and Expenses for
the years ended December 31, 2003,
2002 and 2001.                                                       F-8

Statements of Partners' Capital for
the years ended December 31, 2003, 2002
and 2001.                                                            F-9

Notes to Financial Statements.                                   F-10 - F-14

Select Unaudited Quarterly Financial Data.                           F-15

                           To the Limited Partners of
                  Smith Barney Diversified Futures Fund L.P. II

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.





     /s/ Daniel R. McAuliffe, Jr
     ---------------------------
By:  Daniel R. McAuliffe, Jr.
     Chief Financial Officer and Director
     Citigroup Managed Futures LLC
     General Partner, Smith Barney Diversified
     Futures Fund L.P. II

Citigroup Managed Futures LLC
399 Park Avenue
7th Floor
New York, N.Y. 10022
212-559-2011

                          Independent Auditors' Report

     To the Partners of
         Smith Barney Diversified Futures Fund L.P. II:

     We have audited the accompanying statements of financial condition of Smith Barney Diversified Futures Fund L.P. II (the Partnership), including the condensed schedules of investments, as of December 31, 2003 and 2002, and the related statements of income and expenses, and partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The statements of income and expenses and partners' capital of the Partnership for the year ended December 31, 2001 were audited by other auditors whose report dated February 28, 2002 expressed an unqualified opinion on those statements.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smith Barney Diversified Futures Fund L.P. II as of December 31, 2003 and 2002, and the results of its operations and its partners' capital for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

      /s/KPMG LLP
      KPMG LLP
      New York, New York
      February 27, 2004

                         Report of Independent Auditors

     To the Partners of
         Smith Barney Diversified Futures Fund L.P. II:

     In our opinion, the accompanying statements of income and expenses and partners' capital present fairly, in all material respects, the results of Smith Barney Diversified Futures Fund L.P. II's operations for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of the General Partner; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the General Partner, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


     /s/ PricewaterhouseCoopers LLP
     PricewaterhouseCoopers LLP
     New York, New York
     February 28, 2002

                            Smith Barney Diversified
                              Futures Fund L.P. II
                        Statements of Financial Condition
                           December 31, 2003 and 2002


                                                                       2003                 2002
                                                                  -------------       -------------
Assets:
Equity in commodity futures trading account:
   Cash (restricted $12,384,177 and $6,861,874 in 2003
     and 2002, respectively) (Note 3c)                              $65,423,348          $62,798,601
   Net unrealized appreciation on open futures positions              2,834,001            4,029,612
   Unrealized appreciation on open forward contracts                  2,980,419            1,823,092
                                                                  -------------        -------------
                                                                     71,237,768           68,651,305
Interest receivable (Note 3c)                                            38,512               51,898
                                                                  -------------        -------------
                                                                    $71,276,280          $68,703,203
                                                                  -------------        -------------

Liabilities and Partners' Capital:
Liabilities:
  Unrealized depreciation on open forward contracts                  $1,766,851           $1,907,569
  Accrued expenses:
   Commissions (Note 3c)                                                354,212              359,772
   Management fees (Note 3b)                                            117,366              151,201
   Incentive fees (Note 3b)                                             347,867                   --
   Professional fees                                                     47,907               55,026
   Other                                                                 13,037               14,029
  Redemptions payable (Note 5)                                          353,312              237,655
                                                                  -------------        -------------
                                                                      3,000,552            2,725,252
                                                                  -------------        -------------
Partners' capital (Notes 1 and 5)
  General Partner, 862.6415 Unit equivalents outstanding
   in 2003 and 2002                                                   1,251,218            1,079,096
  Limited Partners, 46,209.5262 and 51,880.8267
   Redeemable Units of Limited Partnership Interest
   outstanding in 2003 and 2002, respectively                        67,024,510           64,898,855
                                                                  -------------        -------------
                                                                     68,275,728           65,977,951
                                                                  -------------        -------------
                                                                    $71,276,280          $68,703,203
                                                                  -------------        -------------


See accompanying notes to financial statements.

                            Smith Barney Diversified
                              Futures Fund L.P. II
                        Condensed Schedule of Investments
                                December 31, 2003


Sector                                         Contract                                                     Fair Value
 --------------------------                    ---------------------------------------                      ----------
Currencies                                     Unrealized appreciation on forward contracts 2.54%           $1,738,596
                                               Unrealized depreciation on forward contracts (1.48)%         (1,010,885)
                                                                                                            ----------
                                                   Total forward contracts 1.06%                               727,711

                                               Futures contracts sold (0.12)%                                  (82,710)
                                               Futures contracts purchased 2.23%                             1,520,460
                                                                                                            ----------
                                                   Total futures contracts 2.11%                             1,437,750
                                                                                                            ----------
    Total Currencies - 3.17%                                                                                 2,165,461
                                                                                                            ----------
Energy - (0.15)%                               Futures contracts purchased (0.15)%                             (99,330)
                                                                                                            ----------
Grains                                         Futures contracts sold 0.98%                                    667,231
                                               Futures contracts purchased (0.09)%                             (60,625)
                                                                                                            ----------
    Total Grains - 0.89%                                                                                       606,606
                                                                                                            ----------
Interest Rates U.S. - (0.22)%                  Futures contracts purchased (0.22)%                            (147,378)
                                                                                                            ----------
Interest Rates Non-U.S.                        Futures contracts sold (0.04)%                                  (29,333)
                                               Futures contracts purchased (0.04)%                             (28,952)
                                                                                                            ----------
    Total Interest Rates Non-U.S. - (0.08)%                                                                    (58,285)
                                                                                                            ----------
Total Livestock - 0.02%                        Futures contracts sold 0.02%                                     10,951
                                                                                                            ----------
Metals                                         Futures contracts purchased 0.37%                               250,200

                                               Unrealized appreciation on forward contracts 1.82%            1,241,823
                                               Unrealized depreciation on forward contracts (1.11)%           (755,966)
                                                                                                            ----------
                                                   Total forward contracts 0.71%                               485,857
                                                                                                            ----------
    Total Metals - 1.08%                                                                                       736,057
                                                                                                            ----------
Softs                                          Futures contracts sold 0.01%                                      7,338
                                               Futures contracts purchased (0.14)%                             (96,920)
                                                                                                            ----------
    Total Softs - (0.13)%                                                                                      (89,582)
                                                                                                            ----------
Indices                                        Futures contracts sold 0.05%                                     36,230
                                               Futures contracts purchased 1.30%                               886,839
                                                                                                            ----------
    Total Indices - 1.35%                                                                                      923,069
                                                                                                            ----------

Total Fair Value - 5.93%                                                                                    $4,047,569
                                                                                                            ==========

                                   Investments at     % of Investments at
Country Composition                  Fair Value            Fair Value
-------------------------------- -------------------- ----------------------
Australia                                $(6,239)         (0.15)%
Canada                                     3,093           0.08
France                                    16,957           0.42
Germany                                  194,296           4.80
Hong Kong                                  2,228           0.05
Italy                                     (2,956)         (0.07)
Japan                                      8,023           0.20
Spain                                     84,091           2.07
United Kingdom                           541,601          13.38
United States                          3,206,475          79.22
                                 -------------------- ----------------------
                                      $4,047,569         100.00%
                                 ==================== ======================

Percentages are based on Partners' capital unless otherwise indicated
See accompanying notes to financial statements.

                            Smith Barney Diversified
                              Futures Fund L.P. II
                        Condensed Schedule of Investments
                                December 31, 2002

Sector                                         Contract                                                     Fair Value
 --------------------------                    ---------------------------------------                    ------------
Currencies                                     Unrealized depreciation on forward contracts (2.18)%        $(1,439,765)
                                               Unrealized appreciation on forward contracts 2.69%            1,773,212
                                                                                                            ----------
                                                   Total forward contracts 0.51%                               333,447

                                               Futures contracts sold (0.06)%                                  (42,212)
                                               Futures contracts purchased 2.39%                             1,579,903
                                                                                                            ----------
                                                   Total futures contracts 2.33%                             1,537,691
                                                                                                            ----------
    Total Currencies - 2.84%                                                                                 1,871,138
                                                                                                            ----------
Energy - 0.57%                                 Futures contracts purchased 0.57%                               374,747
                                                                                                            ----------
Grains                                         Futures contracts sold 0.14%                                     94,600
                                               Futures contracts purchased (0.01)%                              (9,108)
                                                                                                            ----------
    Total Grains - 0.13%                                                                                        85,492
                                                                                                            ----------
Interest Rates U.S.                            Futures contracts sold (0.01)%                                   (9,275)
                                               Futures contracts purchased 0.72%                               479,889
                                                                                                            ----------
    Total Interest Rates U.S. - 0.71%                                                                          470,614
                                                                                                            ----------
Interest Rates Non-U.S.                        Futures contracts sold (0.04)%                                  (28,984)
                                               Futures contracts purchased 1.62%                             1,072,951
                                                                                                            ----------
    Total Interest Rates Non-U.S. - 1.58%                                                                    1,043,967
                                                                                                            ----------
Total Livestock - 0.04%                        Futures contracts purchased 0.04%                                30,300
                                                                                                            ----------
Metals                                         Futures contracts purchased 0.31%                               205,285
                                               Unrealized depreciation on forward contracts (0.71)%           (467,804)
                                               Unrealized appreciation on forward contracts 0.08%               49,880
                                                                                                            ----------
                                                   Total forward contracts (0.63)%                            (417,924)
                                                                                                            ----------
    Total Metals - (0.32)%                                                                                    (212,639)
                                                                                                            ----------
Softs                                          Futures contracts sold 0.00% *                                   (2,700)
                                               Futures contracts purchased 0.12%                                78,972
                                                                                                            ----------
    Total Softs - 0.12%                                                                                         76,272
                                                                                                            ----------
Indices                                        Futures contracts sold 0.33%                                    218,656
                                               Futures contracts purchased (0.02)%                             (13,412)
                                                                                                            -----------
    Total Indices - 0.31%                                                                                      205,244
                                                                                                            ----------

Total Fair Value - 5.98%                                                                                    $3,945,135
                                                                                                            ==========

                                   Investments at     % of Investments at
Country Composition                  Fair Value            Fair Value
-------------------------------- -------------------- ----------------------
Australia                             $    8,692            0.22%
Canada                                    15,101            0.38
France                                     2,268            0.06
Germany                                  510,574            12.94
Hong Kong                                 45,977            1.17
Japan                                    183,163            4.64
Spain                                     (7,733)          (0.19)
United Kingdom                            54,111            1.37
United States                          3,132,982           79.41
                                 -------------------- ----------------------
                                      $3,945,135          100.00%
                                 ==================== ======================


Percentages are based on Partners' capital unless otherwise indicated
* Due to rounding
See accompanying notes to financial statements.

                            Smith Barney Diversified
                              Futures Fund L.P. II
                        Statements of Income and Expenses
                               for the years ended
                        December 31, 2003, 2002, and 2001


                                                                   2003               2002                 2001
                                                               -----------         ----------         ------------
Income:
  Net gains (losses) on trading of commodity interests:
   Realized gains on closed positions and
    foreign currencies                                          $18,893,985        $17,271,983          $6,814,630
   Change in unrealized gains (losses) on open positions            102,434          1,538,475          (7,449,962)
                                                               ------------       ------------        ------------
                                                                 18,996,419         18,810,458            (635,332)
  Interest income (Note 3c)                                         569,919            799,484           2,121,645
                                                               ------------       ------------        ------------
                                                                 19,566,338         19,609,942           1,486,313
                                                               ------------       ------------        ------------
Expenses:
  Brokerage commissions including clearing fees of
   $276,506, $197,990 and $199,455, respectively (Note 3c)
                                                                  4,867,218          4,514,105           5,109,439
  Management fees (Note 3b)                                       1,492,670          1,732,210           1,997,773
  Incentive fees (Note 3b)                                        2,663,950          2,374,309             408,145
  Professional fees                                                  67,078             67,763              69,515
  Other expenses                                                     23,239             19,433              39,044
                                                               ------------       ------------        ------------
                                                                  9,114,155          8,707,820           7,623,916
                                                               ------------       ------------        ------------
Net income (loss)                                               $10,452,183        $10,902,122         $(6,137,603)
                                                               ------------        ------------       -------------

Net income (loss) per Redeemable Unit of Limited
  Partnership Interest and General Partner Unit
  equivalent (Notes 1 and 6)                                        $199.53            $205.86             $(87.64)
                                                               ------------        ------------       -------------



See accompanying notes to financial statements.

                            Smith Barney Diversified
                              Futures Fund L.P. II
                         Statements of Partners' Capital
                               for the years ended
                        December 31, 2003, 2002 and 2001


                                                         Limited           General
                                                         Partners          Partner              Total
                                                      -------------      -----------       -------------
Partners' capital at December 31, 2000                  $83,244,539       $1,458,228         $84,702,767
Net loss                                                 (6,024,777)        (112,826)         (6,137,603)
Redemption of 11,034.5654 Redeemable Units
  of Limited Partnership Interest                       (11,947,627)              --         (11,947,627)
                                                      -------------      -----------       -------------
Partners' capital at December 31, 2001                   65,272,135        1,345,402          66,617,537
Net income                                               10,665,826          236,296          10,902,122
Redemption of 10,576.9330 Redeemable Units of
  Limited Partnership Interest and 424.7500 Units
  of General Partnership Interest                       (11,039,106)        (502,602)        (11,541,708)
                                                      -------------      -----------       -------------

Partners' capital at December 31, 2002                   64,898,855        1,079,096          65,977,951
Net income                                               10,280,061          172,122          10,452,183
Redemption of 5,671.3005 Redeemable Units of
  Limited Partnership Interest                           (8,154,406)             --           (8,154,406)
                                                      -------------      -----------       -------------
Partners' capital at December 31, 2003                  $67,024,510       $1,251,218         $68,275,728
                                                      -------------      -----------      --------------


See accompanying notes to financial statements.

                            Smith Barney Diversified
                              Futures Fund L.P. II
                          Notes to Financial Statements

1.   Partnership Organization:

     Smith Barney Diversified Futures Fund L.P. II (the "Partnership") is a limited partnership which was organized on May 10, 1994 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership was authorized to sell 100,000 redeemable units of Limited Partnership Interest ("Redeemable Units") during its initial offering period.

     Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup").

     The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

     The Partnership will be liquidated upon the first to occur of the following: December 31, 2014; the Net Asset Value of a Redeemable Unit decreases to less than $400 per Redeemable Unit as of a close of any business day; or under certain other circumstances as defined in the Limited Partnership Agreement.

2.   Accounting Policies:

     a. All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

     b. The Partnership may purchase and write (sell) options. An option is a contract allowing, but not requiring, its holder to buy (call) or sell
          (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership writes an option, the premium received is recorded as a liability in the statements of financial condition and marked to market daily. When the Partnership purchases an option, the premium paid is recorded as an asset in the statements of financial condition and marked to market daily.

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

     b.   Management Agreements:

          The General Partner, on behalf of the Partnership, has entered into Management Agreements with Graham Capital Management L.P. ("Graham"), Capital Fund Management SA ("CFM"), Campbell & Co., Inc. ("Campbell"), Willowbridge Associates Inc. ("Willowbridge") and Stonebrook Structured Products, LLC. ("Stonebrook") (collectively, the "Advisors"), registered commodity trading advisors. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership. The Partnership will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees.

          In addition, the Partnership is obligated to pay each Advisor an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership, except Graham, which will receive an incentive fee of 10% of New Trading Profits on the first $5,000,000 and 20% of New Trading Profits for all such profits in excess of $5,000,000. Effective January 31, 2003, Stonebrook was terminated as an advisor to the Partnership.

     c.   Customer Agreement:

          The Partnership has entered into a Customer Agreement which provides that the Partnership will pay CGM a monthly brokerage fee equal to 1/2 of 1% (6% per year) of month-end Net Assets, in lieu of brokerage commissions on a per trade basis. CGM will pay a portion of brokerage fees to its financial consultants who have sold Redeemable Units in this Partnership. Month-end Net Assets, for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of accrued expenses and redemptions payable. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Partnership will pay for National Futures Association fees as well as exchange, clearing, user, give-up and floor brokerage fees. All of the

          Partnership's assets are deposited in the Partnership's account at CGM. The Partnership's cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2003 and 2002, the amount of cash held for margin requirements was $12,384,177 and $6,861,874, respectively. CGM has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.   Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Partnership's trading activities are shown in the statements of income and expenses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the years ended December 31, 2003 and 2002, based on a monthly calculation, was $4,134,488 and $5,286,046, respectively.

5.   Distributions and Redemptions:

     Distributions of profits, if any, will be made at the sole discretion of the General Partner; however, beginning with the quarter ended June 30, 1996, a limited partner may require the Partnership to redeem their Redeemable Units at their Net Asset Value as of the last day of any month on 10 days notice to the General Partner provided that no redemption may result in the limited partner holding fewer than 3 Redeemable Units after the redemption is effected. There is no fee charged to limited partners in connection with redemptions.

6.   Financial Highlights:

     Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2003, 2002 and 2001 were as follows:

                                                                   2003         2002          2001
                                                               ---------     ---------     ---------
   Net realized and unrealized gains (losses) *             $     271.30  $     266.34  $     (81.80)
   Interest income                                                 11.32         13.87         30.06
   Expenses **                                                    (83.09)       (74.35)       (35.90)
                                                               ---------     ---------     ---------
   Increase (decrease) for the year                               199.53        205.86        (87.64)
   Net asset value per Redeemable Unit, beginning of year       1,250.92      1,045.06      1,132.70
                                                               ---------     ---------     ---------
   Net asset value per Redeemable Unit, end of year         $   1,450.45  $   1,250.92  $   1,045.06
                                                               ---------     ---------     ---------

    *  Includes brokerage commissions
    ** Excludes brokerage commissions


   Ratios to average net assets:
    Net investment loss before incentive fees ***                  (8.3)%        (8.8)%        (6.7)%
                                                              ---------     ---------     ---------

    Operating expenses                                              9.1%         10.1%          9.6%
    Incentive fees                                                  3.8%          3.8%          0.5%
                                                              ---------     ---------     ---------
    Total expenses                                                 12.9%         13.9%         10.1%
                                                              ---------     ---------     ---------
   Total return:
    Total return before incentive fees                             20.5%         24.0%         (7.2)%
    Incentive fees                                                 (4.5)%        (4.3)%        (0.5)%
                                                              ---------     ---------     ---------
    Total return after incentive fees                              16.0%         19.7%         (7.7)%
                                                              ---------     ---------     ---------



     ***  Interest income less total expenses (exclusive of incentive fees)

     The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

7.   Financial Instrument Risks:

     In the normal course of its business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

     Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's assets is CGM.

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

     The majority of these instruments mature within one year of December 31, 2003. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

     Selected unaudited quarterly financial data for the years ended December 31, 2003 and 2002 are summarized below:

                                   For the period from  For the period from   For the period from  For the period from
                                    October 1, 2003 to    July 1, 2003 to       April 1, 2003 to    January 1, 2003 to
                                    December 31, 2003   September 30, 2003       June 30, 2003        March 31, 2003

Net realized and unrealized trading
 gains (losses) net of brokerage
 commissions and clearing fees
 including interest income              $ 4,218,043          $ (4,261,243)        $ 4,836,316       $ 9,906,004

Net Income (loss)                       $ 3,508,014          $ (4,631,123)        $ 3,522,448       $ 8,052,844

Increase (decrease) in Net Asset
 Value per Redeemable Unit                  $ 73.80              $ (94.77)            $ 67.95          $ 152.55

                                   For the period from  For the period from   For the period from  For the period from
                                    October 1, 2002 to    July 1, 2002 to       April 1, 2002 to    January 1, 2002 to
                                    December 31, 2002   September 30, 2002        June 30, 2002       March 31, 2002

Net realized and unrealized trading
 gains(losses) net of brokerage
 commissions and clearing fees
 including interest income             $ (3,534,468)         $ 16,400,044         $ 7,523,682      $ (5,293,421)

Net Income (loss)                      $ (3,998,506)         $ 13,830,202         $ 6,803,256      $ (5,732,830)

Increase (decrease) in Net Asset
 Value per Redeemable Unit                 $ (72.95)             $ 248.97            $ 120.21          $ (90.37)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


     PricewaterhouseCoopers LLP was previously the principal accountant for the Partnership. On July 9, 2002, that firm was dismissed as principal accountant and KPMG LLP was engaged as principal accountant. The decision to change accountants was approved by the General Partner of the Partnership.

     In connection with the audit of the fiscal year ended December 31, 2001, and through July 9, 2002, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference thereto in their report on the financial statements for the year.

     The audit report of PricewaterhouseCoopers LLP on the financial statements of the Partnership as of and for the year ended December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principle.

Item 9A. Controls and Procedures.

     Based on their evaluation of the Partnership's disclosure controls and procedures as of year end the Chief Executive Officer and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

     There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such controls during the fourth quarter of 2003.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The Partnership has no officers or directors and its affairs are managed by its General Partner, Citigroup Managed Futures LLC. As of December 31, 2003, investment decisions were being made by Graham Capital Management L.P., Campbell and Company Inc., Willowbridge Associates Inc., and Capital Fund Management .

     The Partnership has not adopted a code of ethics that applies to officers because it has no officers.

Item 11. Executive Compensation.

     The Partnership has no directors or officers. Its affairs are managed by the General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." Brokerage commissions and clearing fees of $4,867,218 were earned by CGM for the year ended December 31, 2003. Management fees and incentive fees of $1,492,670 and $2,663,950, respectively, were earned by the Advisors for the year ended December 31, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     (a) Security ownership of certain beneficial owners. As of March 1, 2004, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

     (b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 862.6415 (1.8%) Unit equivalents as of December 31, 2003.

     (c)  Changes in control. None.

Item 13. Certain Relationships and Related Transactions.

     Citigroup Global Markets Inc. and Citigroup Managed Futures LLC would be considered promoters for purposes of item 404 (d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under "Item 1. Business", "Item 8. Financial Statements and Supplementary Data" and "Item 11. Executive Compensation."

Item 14. Principal Accountant Fees and Services.

     (1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for the audit of the Partnership's annual financial statements, review of financial statements included in the Partnership's Forms 10-Q and other services normally provided in connection with regulatory filings or engagements are as follows:

        2003     $32,236
        2002     $35,154

     (2) Audit-Related Fees. None.

     (3) Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for tax compliance and tax advice given in the preparation of the Partnership's Schedule K1s, the preparation of the Partnership's Form 1065 and preparation of all State Tax Returns are as follows:

        2003     $4,809
        2002     $4,809

     (4) All Other Fees. None.

     (5) Not Applicable.

     (6) Not Applicable.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  (1) Financial Statements:

          Statements of Financial Condition at December 31, 2003 and 2002.

          Condensed Schedules of Investments at December 31, 2003 and 2002.

          Statements of Income and Expenses for the years ended December 31, 2003, 2002 and 2001.

          Statements of Partners' Capital for the years ended December 31, 2003, 2002 and 2001.

          Notes to Financial Statements

     (2) Financial Statement Schedules: Financial Data Schedule for the year ended December 31, 2003.

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

     10.24- Management Agreement among the Partnership,  the General Partner and
          Capital Fund Management (previously filed).

     10.25- Letters extending the Management  Agreements with Campbell & Company
          Inc., Willowbridge Associates Inc., Beacon Management Corporation, Stonebrook Structured Products and Graham Capital Management L.P. for 2002 (previously filed).

     10.26- Letter from the General Partner Terminating Management Agreement with Beacon Capital Management (previously filed).

     10.27- Letters extending the management  Agreements with Campbell & Company
          Inc., Willowbridge Associates Inc. Capital Fund Management and Graham Capital Management L.P. for 2003 (filed herein).

     10.28- Letter from the General Partner Terminating Management Agreement with Stonebrook Structured Products LLC filed herein).

     16.1 - Letter from PricewaterhouseCoopers LLP (filed herein).

           The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference

     31.1 - Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

     31.2 - Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

     32.1 -  Section  1350   Certification   (Certification   of  President  and
          Director).

     32.2 - Section 1350 Certification (Certification of Chief Financial Officer and Director)



(b)  Reports on Form 8-K: None Filed.

     Supplemental  Information  To Be Furnished  With Reports Filed  Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.









Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 29th day of March 2004.

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II


By:      Citigroup Managed Futures LLC
         (General Partner)



By       /s/ David J. Vogel
         --------------------
         David J. Vogel,
         President & Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.


/s/ David J. Vogel                                  /s/ Shelley Ullman
--------------------                                --------------------
David J. Vogel                                      Shelley Ullman
President and Director                              Director



/s/ Maureen O'Toole                                 /s/ Steve J. Keltz
--------------------                                ------------------
Maureen O'Toole                                     Steve J. Keltz
Director                                            Secretary and Director



/s/ Daniel R. McAuliffe, Jr.
----------------------------
Daniel R. McAuliffe, Jr.
Chief Financial Officer and
Director

                                                                    Exhibit 31.1

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: March 29, 2004                               /s/ David J. Vogel
      --------------                               -----------------------
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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: March 29, 2004                        /s/ Daniel R. McAuliffe, Jr.
      --------------                        -----------------------
                                            Daniel R. McAuliffe, Jr.
                                            Citigroup Managed Futures LLC
                                            Chief Financial Officer and Director

                                                                    Exhibit 32.1





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002





     In connection with the Annual Report of Smith Barney Diversified Futures Fund L.P. II (the "Partnership") on Form 10-K for the year ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



/s/ David J. Vogel
--------------------------
David J. Vogel
Citigroup Managed Futures LLC
President and Director

March 29, 2004
--------------
Date

                                                                    Exhibit 32.2





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002





     In connection with the Annual Report of Smith Barney Diversified Futures Fund L.P. II (the "Partnership") on Form 10-K for the year ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.




/s/ Daniel R. McAuliffe, Jr.
--------------------------
Daniel R. McAuliffe, Jr.
Citigroup Managed Futures LLC
Chief Financial Officer and Director

March 29, 2004
--------------
Date

                       Smith Barney Futures Management LLC
                         388 Greenwich Street, 7th Floor
                          New York, New York 10013-2396

June 11, 2002


Graham Capital Management, L.P.
Stamford Harbour Park
333 Ludlow Street
Stamford, Ct. 06902

Attention:  Mr. Kenneth G.  Tropin

         Re:      Management Agreement Renewal

Dear Mr. Tropin:

We are writing with respect to your management agreements concerning the commodity pools to which reference is made below (the "Management Agreements"). We are extending the term of the Management Agreements through June 30, 2003 and all other provisions of the Management Agreements will remain unchanged.

o        Smith Barney Global Markets Futures Fund
o        Smith Barney Diversified Futures Fund L.P. II
o        Smith Barney Diversified Futures Fund L.P.
o        Salomon Smith Barney Diversified 2000 Futures Fund L.P.
o        AURORA 2001

Please acknowledge receipt of this modification by signing one copy of this letter and returning it to the attention of Mr. Daniel McAuliffe at the address above or fax to 212-723-8985. If you have any questions I can be reached at 212-723-5435.

Very truly yours,

SMITH BARNEY FUTURES MANAGEMENT LLC


By:      /s/ Daniel R. McAuliffe, Jr.
          -------------------------
         Daniel R. McAuliffe, Jr.
         Chief Financial Officer & Director

         Graham Capital Management L.P.

By:      /s/ Kenneth Tropin
         -------------------------
Print Name:  Kenneth Tropin

                       Smith Barney Futures Management LLC
                         388 Greenwich Street, 7th Floor
                          New York, New York 10013-2396

June 11, 2002



Capital Fund Management
109-11 Rue V. Hugo
92532 Levallois
France

Attention:  Jean-Pierre Aguilar, CFO

Re:  Management Agreement Renewals

Dear Mr. Aguilar:

We are writing with respect to your management agreement concerning the commodity pool to which reference is made below (the "Management Agreement"). We are extending the term of the Management Agreement through June 30, 2003 and all other provisions of the Management Agreement will remain unchanged.

o        Smith Barney Diversified Futures Fund L.P. II

Please acknowledge receipt of this modification by signing one copy of this letter and returning it to the attention of Mr. Daniel McAuliffe at the address above or fax to 212-723-8985. If you have any questions I can be reached at 212-723-5435.

Very truly yours,

SMITH BARNEY FUTURES MANAGEMENT LLC


By:      /s/ Daniel R. McAuliffe, Jr.
         -------------------------
          Daniel R. McAuliffe, Jr.
         Chief Financial Officer & Director

         CAPITAL FUND MANAGEMENT
By:      /s/ Jean-Pierre Aguilar
        -------------------------
Print Name:  Jean-Pierre Agular

                       Smith Barney Futures Management LLC
                         388 Greenwich Street, 7th Floor
                          New York, New York 10013-2396






June 11, 2002



Campbell & Company, Inc.
Court Tower Building, Towson
210 West Pennsylvania Avenue
Suite 770
Baltimore, MD 212104


Attn: Mrs. Theresa D. Becks

         Re:      Management Agreement Renewals

Dear Mrs. Becks:

We are writing with respect to your management agreements concerning the commodity pools to which reference is made below (the "Management Agreements"). We are extending the term of the Management Agreements through June 30, 2003 and all other provisions of the Management Agreements will remain unchanged.

o        Smith Barney Potomac Futures  Fund L.P.
o        Smith Barney Diversified Futures Fund L.P.
o        Smith Barney Diversified Futures Fund L.P. II
o        Smith Barney Global Markets Futures Fund
o        Smith Barney Global Diversified Futures Fund L.P.
o        Smith Barney Diversified 2000 Futures Fund L.P.
o        Smith Barney Campbell F.M. and Energy Fund plc
o        AURORA 2001

Please acknowledge receipt of this modification by signing one copy of this letter and returning it to the attention of Mr. Daniel McAuliffe at the address above or fax to 212-723-8985. If you have any questions I can be reached at 212-723-5435.

Very truly yours,

SMITH BARNEY FUTURES MANAGEMENT LLC


By:      /s/ Daniel R. McAuliffe, Jr.
          -------------------------
         Daniel R. McAuliffe, Jr.
         Chief Financial Officer & Director


CAMPBELL & COMPANY, INC.


By:    /s/ Theresa Becks
        -------------------------
Print Name:  Theresa Becks

                       Smith Barney Futures Management LLC
                         388 Greenwich Street, 7th Floor
                          New York, New York 10013-2396

June 11, 2002



Willowbridge Associates Inc.
101 Morgan Lane - Suite 180
Plainsboro, N.J. 08536

Attention:  Ms. Bonnie Huff / Ms. Janet Boyer

         Re:      Management Agreement Renewals

Dear Ms. Huff and Ms. Boyer:

We are writing with respect to your management agreements concerning the commodity pools to which reference is made below (the "Management Agreements"). We are extending the term of the Management Agreements through June 30, 2003 and all other provisions of the Management Agreements will remain unchanged.

o        Salomon Smith Barney Orion Futures Fund L.P.
o        Smith Barney Principal Plus Futures Fund L.P. II
o        Smith Barney Diversified Futures Fund L.P.
o Smith Barney Diversified Futures Fund L.P. II o

Please acknowledge receipt of this modification by signing one copy of this letter and returning it to the attention of Mr. Daniel McAuliffe at the address above or fax to 212-723-8985. If you have any questions I can be reached at 212-723-5435.

Very truly yours,

SMITH BARNEY FUTURES MANAGEMENT LLC


By:      /s/ Daniel R. McAuliffe, Jr.
          -------------------------
         Daniel R. McAuliffe, Jr.
         Chief Financial Officer & Director

        WILLOWBRIDGE ASSOCIATES INC

By:      /s/ Bonnie Huff
       -------------------------
Print Name:  Bonnie Huff

                      Smith Barney Futures Management LLC
                         388 Greenwich Street, 7th Floor
                          New York, New York 10013-2396

June 11, 2002



Stonebrook Structured Products LLC
17 State Street  38th Floor
New York, N.Y. 10004

Attention:  Mr. Jerome Abernathy

         Re:      Management Agreement Renewals

Dear Mr. Abernathy:

We are writing with respect to your management agreements concerning the commodity pools to which reference is made below (the "Management Agreements"). We are extending the term of the Management Agreements through June 30, 2003 and all other provisions of the Management Agreements will remain unchanged.

o        Smith Barney Diversified Futures Fund L.P.
o        Salomon Smith Barney Equity Plus Futures Fund L.P.
o        Smith Barney Diversified Futueres Fund L.P. II
o        Smith Barney Stonebrook FX Fund plc.

Please acknowledge receipt of this modification by signing one copy of this letter and returning it to the attention of Mr. Daniel McAuliffe at the address above or fax to 212-723-8985. If you have any questions I can be reached at 212-723-5435.

Very truly yours,

SMITH BARNEY FUTURES MANAGEMENT LLC


By:      /s/ Daniel R. McAuliffe, Jr.
          -------------------------
         Daniel R. McAuliffe, Jr.
         Chief Financial Officer & Director

         STONEBROOK STRUCTURED PRODUCTS LLC

By:      /s/ Jerome Abernathy
         -------------------------
Print Name:  Jerome Abernathy

                       Smith Barney Futures Management LLC
                         388 Greenwich Street, 7th Floor
                          New York, New York 10013-2396



January 31, 2003



Stonebrook Structured Procucts LLC
17 State Street
New York, New York 10004

Attn: Mr. Jerome Abernathy

Re:      SB Diversified Futures Fund (Acct. #258-43075)
         SB Diversified Futures Fund II (Acct. #258-58075)

Dear Mr. Abernathy:

     Please liquidate all of your positions in the above referenced account in an orderly fashion beginning immediately. This will effectively terminate your management agreement with this entity. Thank you for your service and we look forward to the possibility of working together in the future.

     If you  have  any  questions,  please  call  myself  or  Jennifer  Magro at
(212)723-5413.

Very truly yours,


/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr.
Chief Financial Officer


DRMcA/sr