Form 10-Q
period 2004-03-31
SMITH BARNEY DIVERSIFIED FUTURES FUND L P II
filed 2004-05-10
CIK 923660

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2004

Commission File Number 000-22491



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

                        c/o Citigroup Managed Futures LLC
                           399 Park Avenue. - 7th Fl.
                            New York, New York 10022
--------------------------------------------------------------------------------
              (Address and Zip Code of principal executive offices)

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



                                    Yes X  No
                                    -----
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).



                                    Yes    No X
                                           -----

                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
                                    FORM 10-Q
                                      INDEX




                                                                    Page
                                                                   Number

PART I - Financial Information:

           Item 1.  Financial Statements:

                    Statements of Financial Condition at
                    March 31, 2004 and December 31,
                    2003 (unaudited).                                 3

                    Condensed Schedules of Investments
                    at March 31, 2004 and December 31,
                    2003 (unaudited).                               4 - 5

                    Statements of Income and Expenses and
                    Partners' Capital for the three months
                    ended March 31, 2004 and 2003 (unaudited).        6

                    Statements of Cash Flows for the three
                    months ended March 31, 2004 and 2003
                    (unaudited).                                      7

                    Notes to Financial Statements
                    (unaudited).                                    8 - 11

          Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                     12 - 14

          Item 3.  Quantitative and Qualitative Disclosures
                    about Market Risk.                             15 - 16

          Item 4.  Controls and Procedures.                           17

PART II - Other Information                                           18

                                     PART I
                          Item 1. Financial Statements
                  Smith Barney Diversified Futures Fund L.P. II
                        Statements of Financial Condition
                                   (Unaudited)

                                                             March 31,    December 31,
                                                               2004          2003
                                                           ----------------------------

ASSETS:
Equity in commodity futures trading account:
  Cash (restricted $9,894,531 and $12,384,177 in 2004
   and 2003, respectively)                                 $71,079,843   $65,423,348
  Net unrealized appreciation on
   open futures positions                                    4,832,368     2,834,001
  Unrealized appreciation on
   open forward contracts                                    1,457,040     2,980,419
                                                           -----------   -----------
                                                            77,369,251    71,237,768

Interest receivable                                             47,737        38,512
                                                           -----------   -----------
                                                           $77,416,988   $71,276,280
                                                           ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

 Unrealized depreciation on open forward contracts         $ 1,220,169   $ 1,766,851
 Accrued expenses:

  Commissions                                                  387,230       354,212
  Management fees                                              128,294       117,366
  Incentive fees                                             1,522,062       347,867
  Other                                                         74,564        60,944
 Redemptions payable                                           356,324       353,312
                                                           -----------   -----------
                                                             3,688,643     3,000,552
                                                           -----------   -----------
Partners' Capital:

General Partner, 862.6415 Unit equivalents outstanding
  in 2004 and 2003                                           1,370,936     1,251,218
Limited Partners, 45,529.9600 and 46,209.5262 Redeemable
  Units of Limited Partnership Interest outstanding
  in 2004 and 2003, respectively                            72,357,409    67,024,510
                                                           -----------   -----------
                                                            73,728,345    68,275,728
                                                           -----------   -----------

                                                           $77,416,988   $71,276,280
                                                           ===========   ===========

 See Accompanying Notes to Unaudited Financial Statements.

                  Smith Barney Diversified Futures Fund L.P. II
                       Condensed Schedule of Investements
                                 March 31, 2004
                                   (Unaudited)

   Sector                               Contract                                                       Fair Value
-------------------------------------------------------------------------------------------------------------------
Currencies
                                      Unrealized depreciation on forward contracts (1.04)%       $       (765,859)
                                      Unrealized appreciation on forward contracts 0.82%                  602,422
                                                                                                      -----------
                                          Total forward contracts (0.22)%                                (163,437)

                                      Futures contracts sold  0.06%                                        43,508
                                      Futures contracts purchased  0.20%                                  149,970
                                                                                                       ----------
                                          Total futures contracts 0.26%                                   193,478
                                                                                                       ----------
   Total Currencies  0.04%                                                                                 30,041
                                                                                                       ----------

Total Energy  0.20%                   Futures contracts sold  0.20%                                       146,703
                                                                                                       ----------

Total Grains  3.15%                   Futures contracts purchased  3.15%                                2,322,073
                                                                                                       ----------

Total U.S. Interest Rates  0.80%      Futures contracts purchased  0.80%                                  593,193
                                                                                                       ----------
Interest Rates  Non - U.S.
                                      Futures contracts sold  0.01%                                         6,646
                                      Futures contracts purchased  1.58%                                1,163,351
                                                                                                       ----------
   Total Interest Rates Non - U.S. 1.59%                                                                1,169,997
                                                                                                       ----------

Total Livestock  0.04%                Futures contracts purchased  0.04%                                   26,500
                                                                                                       ----------
Metals

                                      Futures contracts purchased  0.46%                                  339,210

                                      Unrealized depreciation on forward contracts (0.62)%               (454,310)
                                      Unrealized appreciation on forward contracts  1.16%                 854,618
                                                                                                       ----------
                                          Total forward contracts 0.54%                                   400,308
                                                                                                       ----------
   Total Metals  1.00%                                                                                    739,518
                                                                                                       ----------
 Softs
                                      Futures contracts sold  (0.02)%                                     (14,713)
                                      Futures contracts purchased  (0.09)%                                (66,094)
                                                                                                        ---------
  Total Softs  (0.11)%                                                                                    (80,807)
                                                                                                        ---------
Indices

                                      Futures contracts sold  (0.00)%*                                     (3,942)
                                      Futures contracts purchased  0.17%                                  125,963
                                                                                                         --------
   Total Indices  0.17%                                                                                   122,021
                                                                                                         --------

Total Fair Value  6.88%                                                                          $      5,069,239
                                                                                                =================

         Country Composition                Investments at Fair Value                  % of Investments at Fair Value
-----------------------------------------------------------------------------     -----------------------------------------
Australia                                     $        3,909                                          0.08%
Canada                                                 4,127                                          0.08
France                                                (2,611)                                        (0.05)
Germany                                            1,058,814                                         20.89
Greece                                                  (356)                                        (0.01)
Hong Kong                                              2,150                                          0.04
Japan                                                140,258                                          2.77
Spain                                                 34,563                                          0.68
United Kingdom                                       416,077                                          8.21
United States                                      3,412,308                                         67.31
                                      ---------------------------------------     -----------------------------------------
                                                $  5,069,239                                        100.00%
                                      ---------------------------------------     -----------------------------------------

Percentages are based on Partners' capital unless otherwise indicated
* Due to rounding
See Accompanying Notes to Unaudited Financial Statements.

                  Smith Barney Diversified Futures Fund L.P. II
                        Condensed Schedule of Investments
                                December 31, 2003
                                   (Unaudited)

 Sector                                          Contract                                                  Fair Value
---------------------------------------------- --------------------------------------------------------- ----------------
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
                                 ==================== ======================

Percentages are based on Partners' capital unless otherwise indicated See Accompanying Notes to Unaudited Financial Statements.

                  Smith Barney Diversified Futures Fund L.P. II
             Statements of Income and Expenses and Partners' Capital
                                   (Unaudited)

                                                          Three months ended
                                                               March 31,
                                                      -------------------------
                                                         2004           2003
                                                      -------------------------

Income:
  Net gains (losses) on trading
  of commodity interests:
  Realized gains on closed positions
   and foreign currencies                          $  8,457,380    $ 15,288,460
  Change in unrealized gains (losses)
   on open positions                                  1,021,670      (4,289,223)
                                                   ------------    ------------
                                                      9,479,050      10,999,237
  Interest income                                       125,876         169,817
                                                   ------------    ------------
                                                      9,604,926      11,169,054
                                                   ------------    ------------

Expenses:
  Brokerage commissions including clearing fees
   of $62,125 and $60,066, respectively               1,205,309       1,263,050
  Management fees                                       366,002         420,319
  Incentive fees                                      1,522,062       1,412,147
  Other expenses                                         25,121          20,694
                                                   ------------    ------------
                                                      3,118,494       3,116,210
                                                   ------------    ------------

  Net income                                          6,486,432       8,052,844

  Redemptions                                        (1,033,815)     (1,237,789)
                                                   ------------    ------------
  Net increase in Partners' capital                   5,452,617       6,815,055
Partners' capital, beginning of period               68,275,728      65,977,951
                                                   ------------    ------------
Partners' capital, end of period                   $ 73,728,345    $ 72,793,006
                                                   ------------    ------------

Net asset value per Redeemable Unit
(46,392.6015 and 51,866.5303 Redeemable
 Units outstanding at March 31, 2004
 and 2003, respectively)                           $   1,589.23    $   1,403.47
                                                   ------------    ------------

Net income per Redeemable Unit of
  Limited Partnership Interest and
  General Partner Unit equivalent                  $     138.78    $     152.55
                                                   ------------    ------------

See Accompanying Notes to Unaudited Financial Statements.

                  Smith Barney Diversified Futures Fund L.P. II
                            Statements of Cash Flows
                                 March 31, 2004
                                   (Unaudited)

                                                                       Three months ended
                                                                             March 31,
                                                                ------------------------------
                                                                        2004            2003
                                                                ------------------------------
Cash flows from operating activities:
    Net Income                                                    $  6,486,432    $  8,052,844
    Adjustments to reconcile net income to net cash
      provided by operating activities:
       Changes in operating assets and liabilities:
           Net unrealized appreciation (depreciation) on
            open futures positions                                  (1,998,367)      3,693,817
           Unrealized appreciation on open forward contracts         1,523,379         817,183
           Increase in interest receivable                              (9,225)         (9,057)


           Unrealized depreciation on open forward contracts          (546,682)       (221,777)
           Accrued expenses:
              Increase in commissions                                   33,018          25,023
              Increase (decrease) in management fees                    10,928         (23,743)
              Increase in incentive fees                             1,174,195       1,412,147
              Increase in other                                         13,620          20,695
           Increase in redemptions  payable                              3,012         465,715
                                                                  ------------    ------------
                  Net cash provided by operating activities          6,690,310      14,232,847
                                                                  ------------    ------------

Cash flows from financing activities:
    Payments for redemptions                                        (1,033,815)     (1,237,789)
                                                                  ------------    ------------

                  Net cash used in financing activities             (1,033,815)     (1,237,789)
                                                                  ------------    ------------

                  Net change in cash                                 5,656,495      12,995,058
                  Cash, at beginning of period                      65,423,348      62,798,601
                                                                  ------------    ------------
                  Cash, at end of period                          $ 71,079,843    $ 75,793,659
                                                                  ============    ============


See Accompanying Notes to Unaudited Financial Statements.

                  Smith Barney Diversified Futures Fund L.P. II
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)


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

     Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of March 31, 2004, all trading decisions are made for the Partnership by Capital Fund Management SA, Graham Capital Management L.P., Campbell & Co., Inc. and Willowbridge Associates Inc. (each an "Advisor" and collectively, the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2004 and December 31, 2003, the results of its operations and cash flows for the three months ended March 31, 2004 and 2003. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                  Smith Barney Diversified Futures Fund L.P. II
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)

2.   Financial Highlights:

     Changes in Net Asset Value per Redeemable Unit of Partnership Interest for the three months ended March 31, 2004 and 2003 were as follows:

                                                      Three Months Ended
                                                            March 31,
                                                   ------------------------
                                                       2004           2003
                                                   ------------------------
Net realized and unrealized gains*              $     177.03  $     184.44
 Interest income                                        2.69          3.23
 Expenses**                                           (40.94)       (35.12)
                                                   ---------     ---------
Increase for the period                               138.78        152.55

Net Asset Value per Redeemable Unit,
 beginning of period                                1,450.45      1,250.92
                                                   ---------     ---------


Net Asset Value per Redeemable Unit,
 end of period                                  $   1,589.23  $   1,403.47
                                                   =========     =========

Ratio to average net assets: ***

 Net investment loss before incentive fees****         (8.3)%        (8.7)%
                                                   =========     =========


 Operating expenses                                     9.0%          9.6%
 Incentive fees                                         2.1%          7.9%
                                                   ---------     ---------
 Total expenses                                        11.1%         17.5%
                                                   =========     =========
Total return:

 Total return before incentive fees                     11.9%         14.2%
 Incentive fees                                         (2.3)%        (2.0)%
                                                   ---------     ---------
Total return after incentive fees                       9.6%         12.2%
                                                   =========     =========

*    Includes brokerage commissions
**   Excludes brokerage commissions
***  Annualized (other than incentive fees)
**** Interest income less total expenses (exclusive of incentive fees)


The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

                  Smith Barney Diversified Futures Fund L.P. II
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)


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

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values during the three and twelve months ended March 31, 2004 and December 31, 2003, based on a monthly calculation, were $6,108,069 and $4,134,488, respectively. The fair values of these commodity interests, including options thereon, if applicable, at March 31, 2004 and December 31, 2003, were $5,069,239 and $4,047,569, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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

                  Smith Barney Diversified Futures Fund L.P. II
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)


     Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's assets is CGM.

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

     The majority of these instruments mature within one year of March 31, 2004. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the first quarter of 2004.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits if any.

     For the three months ended March 31, 2004, Partnership capital increased 8.0% from $68,275,728 to $73,728,345. This increase was attributable to net income from operations of $6,486,432, which was partially offset by the redemption of 679.5662 Redeemable Units of limited Partnership interest resulting in a outflow of $1,033,815. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

     During the Partnership's first quarter of 2004 the Net Asset Value per Redeemable Unit increased 9.6% from $1,450.45 to $1,589.23 as compared to an increase of 12.2% in the first quarter of 2003. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2004 of $9,479,050. Gains were primarily attributable to the trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, livestock and metals, and were partially offset by losses in softs and indices. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2003 of $10,999,237. Gains were primarily attributable to the trading of commodity futures in currencies, non U.S. interest rates, energy and indices, and were partially offset by losses in grains, livestock, metals, softs and U.S. interest rates.

     The Partnership had a strong first quarter as the financial and commodity trends that had carried performance in 2003 continued into the first quarter providing profits across nearly all market sectors. The major contributors to performance were lower interest rates both in the U.S. and internationally, weakness in the U.S. dollar for much of the quarter and continued upward trends in commodity prices, particularly for base metals, energy, and grains.

     Lower interest rate trends provided substantial profits for positions in U.S. and international interest rate contracts in January and February. Lower U.S. interest rates combined with rising fiscal and trade deficits pushed the U.S. dollar lower through mid-February producing profits for the Fund's advisors but then began a sharp correction that led to losses in March as the dollar regained nearly 10% against the euro and other major currencies. Trading in stock market indices was unprofitable for the quarter as global stock markets were fairly directionless.

     In the commodity markets, increased global demand for the raw materials of economic development, namely base metals, like copper, nickel and aluminum produced profitable trading. Bullish price trends in gold, silver and palladium were also profitable for the advisors. Concurrently, the demand for foodstocks in developing countries generated profits for positions in grains, specifically soybeans, corn and wheat. Each of these sectors produced profits for the quarter. Energy trading was also profitable for the quarter as prices of crude oil moved to the high $30s range and natural gas prices followed their normal volatile seasonal patterns with mixed trading results for the Advisors.

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

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three months ended March 31, 2004 decreased by $43,941, as compared to the corresponding period in 2003. The decrease in interest income is primarily due to the reduction in interest rates during the three months ended March 31, 2004.

     Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three months ended March 31, 2004 decreased by $57,741, as compared to the corresponding period in 2003.

     Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2004 decreased by $54,317 as compared to the corresponding period in 2003.

     Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2004 and 2003, resulted in incentive fees of $1,522,062 and $1,412,147, respectively.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category at March 31, 2004 and the highest and lowest value at any point during the three months ended March 31, 2004. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2004, the Partnership's total capitalization was $73,728,345. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2003.

                                  March 31,2004
                                   (Unaudited)

                                                                                       Year to Date
                                                                  ----------------------------------------------------
                                                      % of Total           High               Low             Average
Market Sector                     Value at Risk     Capitalization    Value at Risk      Value at Risk      Value at Risk
------------------                ------------      --------------    -------------      -------------      -------------
Currencies:
     -Exchange Traded Contracts    $  508,332             0.69%         $1,461,188        $  444,654        $  797,787
     -OTC Contracts                   474,689             0.64%          1,060,705           474,689           791,859
Energy                              1,227,000             1.67%          1,859,700         1,059,700         1,307,883
Grains                                531,750             0.72%            534,950           253,250           457,550
Interest Rates U.S.                 1,014,000             1.38%          1,163,900           417,300         1,033,033
Interest Rates Non -U.S             2,366,079             3.21%          3,163,467           802,887         2,512,093
Livestock                              90,000             0.12%             90,000               800            56,667
Metals
     -Exchange Traded Contracts       260,500             0.35%            260,500            75,000           170,167
     -OTC Contracts                    31,200             0.04%            237,490            20,800            89,213
Softs                                 184,580             0.25%            257,987            34,915           181,061
Indices                             1,262,282             1.71%          3,990,418           909,561         2,328,077
                                   ----------         ---------
Total                              $7,950,412            10.78%
                                   =========          =========


Item 4. Controls and Procedures

     Based on their evaluation of the Partnership's disclosure controls and procedures as of March 31, 2004, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

     There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such controls during the first quarter of 2004.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

     The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

REGULATORY MATTERS

     Both the Department of Labor and the IRS have advised CGM that they were or are reviewing transactions in which Ameritech Pension Trust purchased from CGM and certain affiliates approximately $20.9 million in participations in a portfolio of motels owned by Motels of America, Inc. and Best Inns, Inc. With respect to the IRS review, CGM and certain affiliated entities have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989.

ENRON CORP

     In July 2002, Citigroup, CGM and certain officers were named as defendants in an alleged class action filed in the United States District Court for the Southern District of New York, brought on behalf of purchasers of Citigroup common stock between July 24, 1999 and July 23, 2002. The complaint seeks unspecified compensatory and punitive damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and for common law fraud. Fourteen virtually identical complaints have been filed and consolidated. The complaints allege that Citigroup misstated the extent of its Enron-related exposure, and that Citigroup's stock price fell once the true extent of the company's Enron involvements became known. Plaintiffs filed an amended complaint on March 10, 2003, which incorporated the allegations in the 15 separate actions and added new material as well. The amended complaint focuses on certain transaction Citigroup did with Enron and alleged analyst conflicts of interest. The class period for the consolidated amended complaint is July 24, 1999 to December 11, 2002. On June 2, 2003, Citigroup filed a motion to dismiss the consolidated amended complaint. Plaintiffs' response was filed on July 30, and Citigroup's reply was filed on October 3, 2003. Oral argument before Judge Swain was held on November 20, 2003.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities - None

     The following chart sets forth the purchases of Redeemable Units by the Partnership.

------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
Period                          (a)  Total  Number  of  (b)   Average    Price  (c)  Total  Number of  (d)   Maximum   Number
                                Shares    (or   Units)  Paid  per   Share  (or  Shares   (or   Units)  (or        Approximate
                                Purchased*              Unit)**                 Purchased  as Part of  Dollar    Value)    of
                                                                                Publicly    Announced  Shares    (or   Units)
                                                                                Plans or Programs      that    May   Yet   Be
                                                                                                       Purchased   Under  the
                                                                                                       Plans or Programs
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
January 1, 2004 - January  31,  379.3644                $1,465.22               N/A                    N/A
2004
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
February  1,  2004 -  February  75.9899                 $1,600.72               N/A                    N/A
29, 2004
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
March 1, 2004 - March 31, 2004  224.2119                $1,589.23               N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
Total                           679.5662                $1,551.72               N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------

* Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days' notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership's business in connection with effecting redemptions for Limited Partners.

** Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders -None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

          Exhibit - 31.1 - Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

          Exhibit - 31.2 - Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)

          Exhibit  -  32.1  -  Section  1350  Certification   (Certification  of
          President and Director).

          Exhibit - 32.2 - Section 1350 Certification (Certification of Chief Financial Officer and Director).

     (b)  Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II


By:   Citigroup Managed Futures LLC
      -----------------------
      (General Partner)


By:   /s/ David J. Vogel
      -----------------------
      David J. Vogel, President and Director

Date: 5/10/04
      -----------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   Citigroup Managed Futures LLC
      -----------------------
      (General Partner)


By:   /s/ David J. Vogel
      -------------------
      David J. Vogel
      President and Director


Date:   5/10/04
       --------------------------


By:   /s/ Daniel R. McAuliffe, Jr.
      ---------------------------
      Daniel R. McAuliffe, Jr.
      Chief Financial Officer and Director

Date:   5/10/04
      ------------------------

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date:  May 10, 2004
                                                   /s/ David J. Vogel
                                                   -----------------------
                                                   David J. Vogel
                                                   Citigroup Managed Futures LLC
                                                   President and Director

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:  May 10, 2004

                                            /s/ Daniel R. McAuliffe, Jr.
                                            ------------------------------
                                            Daniel R. McAuliffe, Jr.
                                            Citigroup Managed Futures LLC
                                            Chief Financial Officer and Director

                                  Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Smith Barney Diversified Futures Fund L.P. II (the "Partnership") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Partnership.

/s/ David J. Vogel
--------------------------
David J. Vogel
Citigroup Managed Futures LLC
President and Director

May 10, 2004

                                  Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Smith Barney Diversified Futures Fund L.P. II (the "Partnership") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Partnership.

/s/ Daniel R. McAuliffe, Jr.
-------------------------
Daniel R. McAuliffe, Jr.
Citigroup Managed Futures LLC
Chief Financial Officer and Director

May 10, 2004