Form 10-Q
period 2004-06-30
SMITH BARNEY DIVERSIFIED FUTURES FUND L P II
filed 2004-08-13
CIK 923660

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 2004
                      -------------

Commission File Number 000-22491
                       ---------



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



                         Yes X    No___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).



                         Yes___   No X

                  SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
                                    FORM 10-Q
                                      INDEX




                                                                 Page
                                                                Number

PART I - Financial Information:

   Item 1. Financial Statements:

           Statements of Financial Condition at
           June 30, 2004 and December 31,
           2003 (unaudited).                                      3

           Condensed Schedules of Investments
           at June 30, 2004 and December 31,
           2003 (unaudited).                                    4 - 5

           Statements of Income and Expenses and
           Partners' Capital for the three and
           six months ended June 30, 2004 and 2003
           (unaudited).                                           6

           Statements of Cash Flows for the three and six
           months ended June 30, 2004 and 2003
           (unaudited).                                           7

           Notes to Financial Statements
           (unaudited).                                         8 - 12

  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations                                          13 - 15

  Item 3.  Quantitative and Qualitative Disclosures
           about Market Risk.                                  16 - 17

  Item 4.  Controls and Procedures.                               18

PART II - Other Information                                       19

                                     PART I
                          Item 1. Financial Statements
                  Smith Barney Diversified Futures Fund L.P. II
                        Statements of Financial Condition
                                   (Unaudited)

                                                                  June 30,           December 31,
                                                                    2004                2003
                                                              ----------------     ---------------
ASSETS:
Equity in commodity futures trading account:
  Cash (restricted $6,689,443 and $12,384,177 in 2004
   and 2003, respectively)                                     $ 64,352,213         $ 65,423,348
  Net unrealized appreciation on open futures positions                   -            2,834,001
  Unrealized appreciation on open forward contracts                 448,993            2,980,419
                                                               -------------       --------------

                                                                 64,801,206           71,237,768
Interest receivable                                                  43,730               38,512
                                                               -------------       --------------
                                                               $ 64,844,936         $ 71,276,280
                                                               =============       ==============
LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:

 Net unrealized depreciation on open futures positions         $    474,395         $  1,766,851
 Unrealized depreciation on open forward contracts                  968,615                  --
Accrued expenses:
  Commissions                                                       311,813              354,212
  Management fees                                                   103,287              117,366
  Incentive fees                                                          -              347,867
  Other                                                              85,291               60,944
 Redemptions payable                                                476,219              353,312
                                                               -------------       --------------
                                                                  2,419,620            3,000,552
                                                               -------------       --------------
Partners' Capital:
General Partner, 862.6415 Unit equivalents
  in 2004 and 2003                                                1,184,720            1,251,218
Limited Partners, 44,591.8566 and 46,209.5262
  Redeemable Units of Limited Partnership
  Interest outstanding in 2004 and 2003,
  respectively                                                   61,240,596           67,024,510
                                                               -------------       --------------
                                                                 62,425,316           68,275,728
                                                               -------------       --------------
                                                               $ 64,844,936         $ 71,276,280
                                                               =============       ==============

See Accompanying Notes to Unaudited Financial Statements.

                  Smith Barney Diversified Futures Fund L.P. II
                        Condensed Schedule of Investments
                                  June 30, 2004
                                   (Unaudited)

Sector                                       Contract                                                        Fair Value
-----------                                 ----------------------------------------------------------       --------------
Currencies
                                             Total Unrealized depreciation on forward contracts (0.88)%        $ (551,084)
                                             Total Unrealized appreciation on forward contracts 0.38%             236,118
                                                                                                             -------------
                                                 Total forward contracts (0.50)%                                 (314,966)

                                             Futures contracts sold  (0.12)%                                      (70,797)
                                             Futures contracts purchased  (0.06)%                                 (39,168)
                                                                                                             -------------
                                                  Total futures contracts (0.18)%                                (109,965)
                                                                                                             -------------
   Total Currencies  (0.68)%                                                                                     (424,931)
                                                                                                             -------------

Total Energy  0.24%                          Futures contracts sold  0.24%                                        153,000
                                                                                                             -------------

Total Grains  0.06%                          Futures contracts purchased  0.06%                                    37,564
                                                                                                             -------------
U.S. Interest Rates
                                             Futures contracts sold  (0.62)%                                     (390,107)
                                             Futures contracts purchased  0.00%*                                    1,250
                                                                                                             -------------
Total U.S. Interest Rates  (0.62)%                                                                               (388,857)
                                                                                                             -------------
Interest Rates  Non - U.S.
                                             Futures contracts sold  (0.42)%                                     (263,084)
                                             Futures contracts purchased  0.05%                                    29,770
                                                                                                             -------------
   Total Interest Rates Non - U.S.  (0.37)%                                                                      (233,314)
                                                                                                             -------------

Total Livestock (0.09)                       Futures contracts purchased  (0.09)%                                 (57,167)
                                                                                                             -------------
Metals
                                             Futures contracts sold  (0.06)%                                      (36,720)

                                             Unrealized depreciation on forward contracts (0.67)%                (417,531)
                                             Unrealized appreciation on forward contracts  0.34%                  212,874
                                                                                                             -------------
                                                 Total forward contracts (0.33)%                                 (204,657)
                                                                                                             -------------
   Total Metals  (0.39)%                                                                                         (241,377)
                                                                                                             -------------
Softs
                                             Futures contracts sold  0.21%                                        132,397
                                             Futures contracts purchased  (0.10)%                                 (64,710)
                                                                                                             -------------
  Total Softs  0.11%                                                                                               67,687
                                                                                                             -------------
Indices
                                             Futures contracts sold  (0.01)%                                       (6,131)
                                             Futures contracts purchased  0.16%                                    99,509
                                                                                                             -------------
   Total Indices  0.15%                                                                                            93,378
                                                                                                             -------------

Total Fair Value  (1.59)%                                                                                       $(994,017)
                                                                                                             =============
Country Composition                               Fair Value         at Fair Value
-------------------                              -------------       --------------
Australia                                            $ (793)               (0.08)%
Canada                                               (2,219)               (0.22)
France                                               (5,968)               (0.60)
Germany                                             (74,012)               (7.45)
Hong Kong                                            (2,372)               (0.24)
Italy                                                (1,010)               (0.10)
Japan                                                34,190                 3.44
Spain                                                (5,001)               (0.50)
United Kingdom                                     (336,615)              (33.86)
United States                                      (600,217)              (60.39)
                                                 -----------               ------
                                                 $ (994,017)             (100.00)%
                                                 ===========              ======

Percentages are based on Partners' capital unless otherwise indicated
* Due to rounding
See Accompanying Notes to Unaudited Financial Statements.

                  Smith Barney Diversified Futures Fund L.P. II
                        Condensed Schedule of Investments
                                December 31, 2003
                                   (Unaudited)

Sector                                         Contract                                                     Fair Value
 --------------------------                    ---------------------------------------                      ----------
Currencies                                     Unrealized appreciation on forward contracts 2.54%           $1,738,596
                                               Unrealized depreciation on forward contracts (1.48)%         (1,010,885)
                                                                                                            ----------
                                                   Total forward contracts 1.06%                               727,711

                                               Futures contracts sold (0.12)%                                  (82,710)
                                               Futures contracts purchased 2.23%                             1,520,460
                                                                                                            ----------
                                                   Total futures contracts 2.11%                             1,437,750
                                                                                                            ----------
    Total Currencies - 3.17%                                                                                 2,165,461
                                                                                                            ----------
Energy - (0.15)%                               Futures contracts purchased (0.15)%                             (99,330)
                                                                                                            ----------
Grains                                         Futures contracts sold 0.98%                                    667,231
                                               Futures contracts purchased (0.09)%                             (60,625)
                                                                                                            ----------
    Total Grains - 0.89%                                                                                       606,606
                                                                                                            ----------
Interest Rates U.S. - (0.22)%                  Futures contracts purchased (0.22)%                            (147,378)
                                                                                                            ----------
Interest Rates Non-U.S.                        Futures contracts sold (0.04)%                                  (29,333)
                                               Futures contracts purchased (0.04)%                             (28,952)
                                                                                                            ----------
    Total Interest Rates Non-U.S. - (0.08)%                                                                    (58,285)
                                                                                                            ----------
Total Livestock - 0.02%                        Futures contracts sold 0.02%                                     10,951
                                                                                                            ----------
Metals                                         Futures contracts purchased 0.37%                               250,200

                                               Unrealized appreciation on forward contracts 1.82%            1,241,823
                                               Unrealized depreciation on forward contracts (1.11)%           (755,966)
                                                                                                            ----------
                                                   Total forward contracts 0.71%                               485,857
                                                                                                            ----------
    Total Metals - 1.08%                                                                                       736,057
                                                                                                            ----------
Softs                                          Futures contracts sold 0.01%                                      7,338
                                               Futures contracts purchased (0.14)%                             (96,920)
                                                                                                            ----------
    Total Softs - (0.13)%                                                                                      (89,582)
                                                                                                            ----------
Indices                                        Futures contracts sold 0.05%                                     36,230
                                               Futures contracts purchased 1.30%                               886,839
                                                                                                            ----------
    Total Indices - 1.35%                                                                                      923,069
                                                                                                            ----------

Total Fair Value - 5.93%                                                                                    $4,047,569
                                                                                                            ==========
                                   Investments at     % of Investments at
Country Composition                  Fair Value            Fair Value
-------------------                 ------------        --------------
Australia                                $(6,239)         (0.15)%
Canada                                     3,093           0.08
France                                    16,957           0.42
Germany                                  194,296           4.80
Hong Kong                                  2,228           0.05
Italy                                     (2,956)         (0.07)
Japan                                      8,023           0.20
Spain                                     84,091           2.07
United Kingdom                           541,601          13.38
United States                          3,206,475          79.22
                                     -----------          ------
                                      $4,047,569         100.00%
                                     ===========         =======


Percentages are based on Partners' capital unless otherwise indicated See Accompanying Notes to Unaudited Financial Statements.

                  Smith Barney Diversified Futures Fund L.P. II
             Statements of Income and Expenses and Partners' Capital
                                   (Unaudited)

                                                                  Three Months Ended                   Six Months Ended
                                                                       June 30,                            June 30,
                                                           ---------------------------------- ---------------------------------
                                                                   2004             2003             2004              2003
                                                           ---------------------------------   --------------------------------
Income:
  Net gains (losses) on trading of commodity interests:
  Realized gains (losses) on closed positions
     and foreign currencies                                    $(2,640,117)     $7,549,954      $5,817,263     $22,838,414
  Change in unrealized  gains (losses) on open
    positions                                                   (6,063,256)     (1,572,101)     (5,041,586)     (5,861,324)
                                                              ------------    ------------    ------------    ------------
                                                                (8,703,373)      5,977,853         775,677      16,977,090
  Interest income                                                  124,864         162,244         250,740         332,061
                                                              ------------    ------------    ------------    ------------
                                                                (8,578,509)      6,140,097       1,026,417      17,309,151
                                                              ------------    ------------    ------------    ------------
Expenses:
  Brokerage commissions including clearing fees of
   $34,695, $85,455, $96,820 and $145,921, respectively          1,047,646       1,303,781       2,252,955       2,566,831
  Management fees                                                  326,134         385,735         692,136         806,054
  Incentive fees                                                        --         903,936       1,522,062       2,316,083
  Other expenses                                                    22,721          24,197          47,842          44,891
                                                              ------------    ------------    ------------    ------------
                                                                 1,396,501       2,617,649       4,514,995       5,733,859
                                                              ------------    ------------    ------------    ------------
                                                                (9,975,010)      3,522,448      (3,488,578)     11,575,292
Net income (loss)
  Redemptions                                                   (1,328,019)     (4,085,128)     (2,361,834)     (5,322,917)
                                                              ------------    ------------    ------------    ------------
  Net increase (decrease) in Partners' capital                 (11,303,029)       (562,680)     (5,850,412)      6,252,375
Partners' capital, beginning of period                          73,728,345      72,793,006      68,275,728      65,977,951
                                                              ------------    ------------    ------------    ------------
Partners' capital, end of period                               $62,425,316     $72,230,326     $62,425,316     $72,230,326
                                                              ============    ============    ============    ============
Net asset value per Redeemable Unit
  (45,454.4981 and 49,088.9595 Redeemable Units outstanding
  at June 30, 2004 and 2003, respectively)                       $1,373.36       $1,471.42       $1,373.36       $1,471.42
                                                              ============    ============    ============    ============
Net income (loss) per Redeemable Unit of Limited
 Partnership Interest and General Partner Unit equivalent         $(215.87)         $67.95         $(77.09)        $220.50
                                                              ============    ============    ============    ============


See Accompanying Notes to Unaudited Financial Statements.
                                       6

                  Smith Barney Diversified Futures Fund L.P. II
                            Statements of Cash Flows
                                   (Unaudited)


                                                                   Three Months Ended               Six Months Ended
                                                                        June 30,                         June 30,
                                                                --------------------------     --------------------------
                                                                     2004          2003            2004            2003
                                                                --------------------------     --------------------------
Cash flows from operating activities:
  Net income (loss)                                             $(9,975,010)     $3,522,448     $(3,488,578)    $11,575,292
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
        Changes in operating assets and liabilities:
               Net unrealized appreciation on open futures
                positions                                         5,306,763       2,210,004       3,308,396       5,903,821
               Unrealized appreciation on open forward
                contracts                                         1,008,047      (1,349,513)      2,531,426        (532,330)
               (Increase) decrease in interest receivable             4,007           8,866          (5,218)           (191)
           Unrealized depreciation on open forward contracts       (251,554)        711,610        (798,236)        489,833
           Accrued expenses:
               Increase (decrease) in commissions                   (75,417)         (7,727)        (42,399)         17,296
               (Decrease) in management fees                        (25,007)         (2,575)        (14,079)        (26,318)
               Increase (decrease) in incentive fees             (1,522,062)       (508,211)       (347,867)        903,936
               Increase in other                                     10,727          24,197          24,347          44,892
           Increase in redemptions payable                          119,895       2,007,431         122,907       2,473,146
                                                               ------------    ------------    ------------    ------------
                  Net cash provided by (used in)
                   operating activities                          (5,399,611)      6,616,530       1,290,699      20,849,377
                                                               ------------    ------------    ------------    ------------

Cash flows from financing activities:
  Payments for redemptions                                       (1,328,019)     (4,085,128)     (2,361,834)     (5,322,917)
                                                               ------------    ------------    ------------    ------------

                  Net change in cash                             (6,727,630)      2,531,402      (1,071,135)     15,526,460
                  Cash, at beginning of period                   71,079,843      75,793,659      65,423,348      62,798,601
                                                               ------------    ------------    ------------    ------------
                  Cash, at end of period                        $64,352,213     $78,325,061     $64,352,213    $ 78,325,061
                                                               ============    ============    ============    ============

See Accompanying Notes to Unaudited Financial Statements.

                  Smith Barney Diversified Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)


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

     Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of June 30, 2004, all trading decisions are made for the Partnership by Capital Fund
Management SA, Graham Capital Management L.P., Campbell & Co., Inc. and Willowbridge Associates Inc. (each an "Advisor" and collectively, the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2004 and December 31, 2003, and the results of its operations and cash flows for the three and six months ended June 30, 2004 and 2003. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                  Smith Barney Diversified Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)

2. Financial Highlights:

     Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2004 and 2003 were as follows:




                                           Three Months Ended         Six Months Ended
                                                 June 30,                  June 30,
                                         --------------------     ----------------------
                                            2004        2003         2004          2003
                                         --------------------     -----------------------

Net realized and unrealized
 gains (losses)*                         $(211.02)      $90.23      $(33.99)     $274.67
Interest income                              2.70         3.16         5.39         6.39
Expenses **                                 (7.55)      (25.44)      (48.49)      (60.56)
                                         ---------    ---------    ---------    ---------
Increase (decrease) for the period        (215.87)       67.95       (77.09)      220.50
Net Asset Value per Redeemable
 Unit, beginning of period               1,589.23     1,403.47     1,450.45     1,250.92
                                        ---------    ---------    ---------    ---------
Net Asset Value per Redeemable
Unit, end of period                     $1,373.36    $1,471.42    $1,373.36    $1,471.42
                                        =========    =========    =========    =========





* Includes brokerage commissions.
** Excludes brokerage commissions.

                  Smith Barney Diversified Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)



Financial Highlights (continued):


                                      Three Months Ended  Six Months Ended
                                            June 30,          June 30,
                                      -----------------  ---------------
                                        2004     2003      2004    2003
                                     -----------------   ---------------
Ratio to average net assets: ***
Net investment loss before
    incentive fees ****                (7.6)%   (8.5)%   (8.0)%   (8.6)%
                                        ====     ====     ====     ====

Operating expenses                      8.4%     9.4%     8.8%     9.5%
Incentive fees                          0.0%     4.9%     2.2%     6.4%
                                        ----     ----     ----     ----
Total expenses                          8.4%    14.3%    11.0%    15.9%
                                        ====     ====     ====     ====

Total return:
Total return before incentive fees    (13.6)%    6.2%    (3.0)%   21.4%
Incentive fees                         (0.0)%   (1.4)%   (2.3)%   (3.8)%
                                        ----     ----     ----     ----
Total return after incentive fees     (13.6)%    4.8%    (5.3)%   17.6%
                                       ====     ====     ====     ====


*** Annualized (other than incentive fees)
**** Interest income less total expenses (exclusive of incentive fees).

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

                  Smith Barney Diversified Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)


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

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values during the six and twelve months ended June 30, 2004 and December 31, 2003, based on a monthly calculation, were $3,088,251 and $4,134,488, respectively. The fair values of these commodity interests, including options thereon, if applicable, at June 30, 2004 and December 31, 2003, were $(994,017) and $4,047,569, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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

                  Smith Barney Diversified Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)


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

     The majority of these instruments mature within one year of June 30, 2004. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 2004.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits if any.

     For the six months ended June 30, 2004, Partnership capital decreased 8.6% from $68,275,728 to $62,425,316. This decrease was attributable to net loss from operations of $3,488,578, coupled with the redemption of 1,617.6696 Redeemable Units of limited Partnership interest resulting in a outflow of $2,361,834. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

     During the Partnership's second quarter of 2004, he net asset value per Redeemable unit decreased 13.6% from $1,589.23 to $1,373.36 as compared to an increase of 4.8% in the second quarter of 2003. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2004 of $8,703,373. Losses were primarily attributable to the trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, softs, indices and metals, and were partially offset by gains in energy, and livestock. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2003 of $5,977,853. Gains were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates, and indices, and were partially offset by losses in energy, grains, livestock, metals and softs.

     During the Partnership's six months ended June 30, 2004, the net asset value per Redeemable unit decreased 5.3% from $1,450.45 to $1,373.36 as compared to an increase of 17.6% for the six months ended June 30, 2003. The Partnership experienced a net trading gain before brokerage commissions and related fees during the six months ended June 30, 2004 of $775,677. Gains were primarily attributable to the trading of commodity futures in energy, grains, U.S. interest rates and livestock and were partially offset by losses currencies, non
- U.S. interest rates, metals, softs and indices. The Partnership experienced a net trading gain before brokerage commissions and related fees for the six months ended June 30, 2003 of $16,977,090. Gains were primarily attributable to the trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, and indices, and were partially offset by losses in grains, livestock, metals and softs.

     The lack of persistent trends resulted in a difficult environment for the Advisors which began precisely as the second quarter of 2004 got underway. Trends in both financial and commodity futures markets had been clear for the previous three quarters. In the second quarter of 2004, however, substantially opposing fundamental considerations along with benign short-term volatility greatly reduced the opportunities for the Advisors resulting in a particularly difficult trading environment.

     The directionless behavior of so many markets can be explained in terms of a perception that a significant change may be underway in the global economic cycle. Some of the primary drivers of these conditions have been: softer than expected U.S. economic data creating confusion with regard to forecasting the pace of Federal Reserve tightening; U.S. and international bonds, equity and currency markets coping with indications of rising inflation, but at the same time, an apparent pause in growth; and a fragile Eurozone recovery keeping European Central Bank monetary intervention on hold.

     Trading in all market sectors was unprofitable for the Partnership except in the energy sector, base metals, and longer-term European interest rates. The Asian interest rate and currency markets, global stock indices and precious metals were the primary contributors to the losses while trading in crude oil, cotton and copper provided some profits to mitigate the other losses.

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

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2004 decreased by $37,380 and $81,321, respectively, as compared to the corresponding periods in 2003. The decrease in interest income is primarily due to lower average net assets during the three and six months ended June 30, 2004 as compared to the corresponding periods in 2003.

     Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and six months ended June 30, 2004 decreased by $256,135 and $313,876, respectively, as compared to the corresponding periods in 2003. The decrease in brokerage commissions and fees is due to lower average net assets during the three and six months ended June 30, 2004 as compared to the corresponding periods in 2003.

     Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2004 decreased by $59,601 and $113,918, respectively, as compared to the corresponding periods in 2003. . The decrease in management fees is due to lower average net assets during the three and six months ended June 30, 2004 as compared to the corresponding periods in 2003.

     Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2004 resulted in incentive fees of $0 and $1,522,062, respectively. Trading performance for the three and six months ended June 30, 2003, resulted in incentive fees of $903,936 and $2,316,083, respectively.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category at June 30, 2004 and the highest, lowest and average value during the three months ended June 30, 2004. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2004, the Partnership's total capitalization was $62,425,316. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

                                  June 30,2004
                                   (Unaudited)

                                                                              Three Months Ended June 30, 2004
                                                                        -----------------------------------------
                                                        % of Total         High            Low          Average
Market Sector                         Value at Risk  Capitalization   Value at Risk   Value at Risk    Value at Risk
---------------------------------------------------- ------------------------------------------------------------
Currencies:
  -Exchange Traded Contracts         $      359,759          0.58%      $  617,240     $  356,986       $  505,428
  -OTC                                      702,886          1.13%         541,807        462,700          566,465
Energy                                      753,350          1.21%       1,524,900        753,350        1,081,573
Grains                                       56,000          0.09%         533,400         39,751          194,522
Interest Rates U.S.                         516,000          0.83%       1,031,600        356,600          567,119
Interest Rates Non -U.S.                  1,218,191          1.95%       2,250,414        673,367        1,064,348
Livestock                                   104,400          0.17%         104,400         84,600           94,267
Metals
  -Exchange Traded Contracts                 73,500          0.12%         290,500         70,500           72,500
  -OTC                                       46,792          0.07%         182,700         12,800           79,597
Softs                                       140,986          0.22%         216,698         96,767          138,139
Indices                                   1,408,729          2.25%       1,757,154        573,245       1,092,9244
                                     --------------         ------
Total                                $    5,380,593          8.62%
                                     ==============       ========

Item 4. Controls and Procedures

     Based on their evaluation of the Partnership's disclosure controls and procedures as of June 30, 2004, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

     During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

     The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and under Part II, Item 1. "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

WorldCom, Inc.

     On May 10, 2004, Citigroup announced that it had agreed to pay $2.65 billion to settle the WorldCom class action suits.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following chart sets forth the purchases of Redeemable Units by the Partnership.

------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
Period                          (a)  Total  Number  of  (b)   Average    Price  (c)  Total  Number of  (d)   Maximum   Number
                                Shares    (or   Units)  Paid  per   Share  (or  Shares   (or   Units)  (or        Approximate
                                Purchased*              Unit)**                 Purchased  as Part of  Dollar    Value)    of
                                                                                Publicly    Announced  Shares    (or   Units)
                                                                                Plans or Programs      that    May   Yet   Be
                                                                                                       Purchased   Under  the
                                                                                                       Plans or Programs
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
April 1, 2004 - April 30, 2004  213.7015                $1,448.13               N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
May 1, 2004 - May 31, 2004      377.6472                $1,436.08               N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
June 1, 2004 - June 30, 2004    346.7547                $1,373.36               N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
Total                           938.1034                $1,419.19               N/A                    N/A
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
          President and Director).

          Exhibit - 32.2 - Section 1350 Certification (Certification of Chief Financial Officer and Director).

     (b)  Reports on Form 8-K - None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II


By:    Citigroup Managed Futures LLC
       (General Partner)


By:    /s/ David J. Vogel
           --------------
           David J. Vogel
           President and Director

Date:  8/13/2004


By:    /s/ Daniel R. McAuliffe, Jr.
           -----------------------
           Daniel R. McAuliffe, Jr.
           Chief Financial Officer and Director

Date:  8/13/2004

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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


Date 08/13/2004
                                              /s/ David J. Vogel
                                                  --------------
                                                  David J. Vogel
                                                  Citigroup Managed Futures LLC
                                                  President and Director

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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


Date: 08/13/2004

                                        /s/ Daniel R. McAuliffe, Jr
                                            ---------------------------
                                            Daniel R. McAuliffe, Jr.
                                            Citigroup Managed Futures LLC
                                            Chief Financial Officer and Director

                                                                    Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Smith Barney Diversified Futures Fund L.P. II (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date: 08/13/2004
                                                /s/ David J. Vogel
                                                   --------------
                                                   David J. Vogel
                                                   Citigroup Managed Futures LLC
                                                   President and Director

                                                                    Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Smith Barney Diversified Futures Fund L.P. II (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date: 08/13/2004
                                        /s/ Daniel R. McAuliffe, Jr
                                           ---------------------------
                                            Daniel R. McAuliffe, Jr.
                                            Citigroup Managed Futures LLC
                                            Chief Financial Officer and Director