Form 10-Q
period 2004-09-30
SMITH BARNEY DIVERSIFIED FUTURES FUND L P II
filed 2004-11-12
CIK 923660

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR (   ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2004

Commission File Number 000-22491

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II

(Exact name of registrant as specified in its charter)

New York	13-3769020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Citigroup Managed Futures LLC
399 Park Avenue. – 7th Fl.
New York, New York 10022

(Address and Zip Code of principal executive offices)

(212) 559-2011

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

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at September 30, 2004 and December 31, 2003 (unaudited)	3
	Condensed Schedules of Investments at September 30, 2004 and December 31, 2003 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners' Capital for the three and nine months ended September 30, 2004 and 2003 (unaudited)	6
	Statements of Cash Flows for the three and nine months ended September 30, 2004 and 2003 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11 – 13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14 – 15
Item 4.	Controls and Procedures	16
PART II - Other Information		17

PART I

Item 1. Financial Statements

Smith Barney Diversified Futures Fund L.P. II
Statements of Financial Condition
(Unaudited)

	September 30, 2004	December 31, 2003
Assets:
Equity in commodity futures trading account:
Cash (restricted $8,388,988 and $12,384,177 in 2004 and 2003, respectively)	$56,657,853	$65,423,348
Net unrealized appreciation on open futures positions	2,156,298	2,834,001
Unrealized appreciation on open forward contracts	1,143,742	2,980,419
	59,957,893	71,237,768
Interest receivable	57,484	38,512
	$60,015,377	$71,276,280
Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$786,203	$1,766,851
Accrued expenses:
Commissions	291,291	354,212
Management fees	96,473	117,366
Incentive fees	—	347,867
Other	89,681	60,944
Redemptions payable	444,641	353,312
	1,708,289	3,000,552
Partners' Capital:
General Partner, 884.3120 and 862.6415 Unit equivalents in 2004 and 2003, respectively	1,166,363	1,251,218
Limited Partners, 43,322.8114 and 46,209.5262 Redeemable Units of Limited Partnership Interest outstanding in 2004 and 2003, respectively	57,140,725	67,024,510
	58,307,088	68,275,728
	$60,015,377	$71,276,280

See Accompanying Notes to Unaudited Financial Statements.

Smith Barney Diversified Futures Fund L.P. II
Condensed Schedule of Investments
September 30, 2004
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Unrealized appreciation on forward contracts 1.56%	$909,342
	Unrealized depreciation on forward contracts (1.03)%	(599,655)
	Total forward contracts 0.53%	309,687
	Futures contracts sold (0.59)%	(345,121)
	Futures contracts purchased 1.03%	601,357
	Total futures contracts 0.44%	256,236
Total Currencies 0.97%		565,923
Energy
	Futures contracts sold (0.06)%	(35,700)
	Futures contracts purchased 1.50%	876,711
Total Energy 1.44%		841,011
Total Grains 0.49%	Futures contracts purchased 0.49%	287,457
U.S. Interest Rates
	Futures contracts sold 0.00%*	78
	Futures contracts purchased (0.10)%	(56,079)
Total U.S. Interest Rates (0.10)%		(56,001)
Interest Rates Non-U.S.
	Futures contracts sold (0.00)%*	(808)
	Futures contracts purchased 1.06%	616,838
Total Interest Rates Non-U.S. 1.06%		616,030
Total Livestock (0.01)	Futures contracts purchased (0.01)%	(6,480)
Metals
	Futures contracts sold 0.40%	235,080
	Unrealized appreciation on forward contracts 0.40%	234,400
	Unrealized depreciation on forward contracts (0.32)%	(186,548)
	Total forward contracts 0.08%	47,852
Total Metals 0.48%		282,932
Softs
	Futures contracts sold 0.01%	3,550
	Futures contracts purchased (0.00)%*	(1,150)
Total Softs 0.01%		2,400
Indices
	Futures contracts sold (0.12)%	(71,061)
	Futures contracts purchased 0.09%	51,626
Total Indices (0.03)%		(19,435)
Total Fair Value 4.31%		$2,513,837

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$3,884	0.15%
Canada	79	0.00 *
France	(11,847)	(0.47)
Germany	280,433	11.16
Hong Kong	(10,990)	(0.44)
Italy	(1,056)	(0.04)
Japan	111,990	4.45
Spain	(2,862)	(0.11)
United Kingdom	278,773	11.09
United States	1,865,433	74.21
	$2,513,837	100.00%

Percentages are based on Partners' capital unless otherwise indicated

* Due to rounding

See Accompanying Notes to Unaudited Financial Statements.

Smith Barney Diversified Futures Fund L.P. II
Condensed Schedule of Investments
December 31, 2003
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Unrealized appreciation on forward contracts 2.54%	$1,738,596
	Unrealized depreciation on forward contracts (1.48)%	(1,010,885)
	Total forward contracts 1.06%	727,711
	Futures contracts sold (0.12)%	(82,710)
	Futures contracts purchased 2.23%	1,520,460
	Total futures contracts 2.11%	1,437,750
Total Currencies – 3.17%		2,165,461
Total Energy – (0.15)%	Futures contracts purchased (0.15)%	(99,330)
Grains	Futures contracts sold 0.98%	667,231
	Futures contracts purchased (0.09)%	(60,625)
Total Grains – 0.89%		606,606
Total Interest Rates U.S. – (0.22)%	Futures contracts purchased (0.22)%	(147,378)
Interest Rates Non-U.S.	Futures contracts sold (0.04)%	(29,333)
	Futures contracts purchased (0.04)%	(28,952)
Total Interest Rates Non-U.S. – (0.08)%		(58,285)
Total Livestock – 0.02%	Futures contracts sold 0.02%	10,951
Metals	Futures contracts purchased 0.37%	250,200
	Unrealized appreciation on forward contracts 1.82%	1,241,823
	Unrealized depreciation on forward contracts (1.11)%	(755,966)
	Total forward contracts 0.71%	485,857
Total Metals – 1.08%		736,057
Softs	Futures contracts sold 0.01%	7,338
	Futures contracts purchased (0.14)%	(96,920)
Total Softs – (0.13)%		(89,582)
Indices	Futures contracts sold 0.05%	36,230
	Futures contracts purchased 1.30%	886,839
Total Indices – 1.35%		923,069
Total Fair Value – 5.93%		$4,047,569

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$(6,239)	(0.15)%
Canada	3,093	0.08
France	16,957	0.42
Germany	194,296	4.80
Hong Kong	2,228	0.05
Italy	(2,956)	(0.07)
Japan	8,023	0.20
Spain	84,091	2.07
United Kingdom	541,601	13.38
United States	3,206,475	79.22
	$4,047,569	100.00%

Percentages are based on Partners' capital unless otherwise indicated

See Accompanying Notes to Unaudited Financial Statements.

Smith Barney Diversified Futures Fund L.P. II
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions and foreign currencies	$(4,824,080)	$(8,561,035)	$993,183	$14,277,379
Change in unrealized gains (losses) on open positions	3,507,856	5,358,658	(1,533,730)	(502,666)
	(1,316,224)	(3,202,377)	(540,547)	13,774,713
Interest income	161,698	121,858	412,438	453,919
	(1,154,526)	(3,080,519)	(128,109)	14,228,632
Expenses:
Brokerage commissions including clearing fees of $35,884, $82,582, $132,704 and $228,503, respectively	998,080	1,180,724	3,251,035	3,747,555
Management fees	300,395	344,352	992,531	1,150,406
Incentive fees	—	—	1,522,062	2,316,083
Other expenses	15,246	25,508	63,088	70,399
	1,313,721	1,550,584	5,828,716	7,284,443
Net income (loss)	(2,468,247)	(4,631,103)	(5,956,825)	6,944,189
Redemptions	(1,649,981)	(1,718,090)	(4,011,815)	(7,041,007)
Net increase (decrease) in Partners' capital	(4,118,228)	(6,349,193)	(9,968,640)	(96,818)

Partners' capital, beginning of period	62,425,316	72,230,326	68,275,728	65,977,951

Partners' capital, end of period	$58,307,088	$65,881,133	$58,307,088	$65,881,133

Net asset value per Redeemable Unit
(44,207.1234 and 47,856.0862 Redeemable Units outstanding at September 30, 2004 and 2003, respectively)	$1,318.95	$1,376.65	$1,318.95	$1,376.65

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(54.41)	$(94.77)	$(131.50)	$125.73

See Accompanying Notes to Unaudited Financial Statements.

Smith Barney Diversified Futures Fund L.P. II
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Cash flows from operating activities:
Net income (loss)	$(2,468,247)	$(4,631,103)	$(5,956,825)	$6,944,189
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in net unrealized appreciation/depreciation on open futures positions	(2,630,693)	(4,404,085)	677,703	1,499,736
(Increase) decrease in unrealized appreciation on open forward contracts	(694,749)	(198,804)	1,836,677	(731,134)
(Increase) decrease in interest receivable	(13,754)	12,905	(18,972)	12,714
Increase (decrease) in unrealized depreciation on open forward contracts	(182,412)	(755,769)	(980,648)	(265,936)
Accrued expenses:
Increase (decrease) in commissions	(20,522)	(45,911)	(62,921)	(28,615)
Increase (decrease) in management fees	(6,814)	(15,151)	(20,893)	(41,469)
Increase (decrease) in incentive fees	—	(903,936)	(347,867)	—
Increase (decrease) in other	4,390	(59,546)	28,737	(14,654)
Increase (decrease) in redemptions payable	(31,578)	(1,935,992)	91,329	537,154
Net cash provided by (used in) operating activities	(6,044,379)	(12,937,392)	(4,753,680)	7,911,985
Cash flows from financing activities:
Payments for redemptions – Limited Partners	(1,649,981)	(1,718,090)	(4,011,815)	(7,041,007)
Net change in cash	(7,694,360)	(14,655,482)	(8,765,495)	870,978
Cash, at beginning of period	64,352,213	78,325,061	65,423,348	62,798,601
Cash, at end of period	$56,657,853	$63,669,579	$56,657,853	$63,669,579

See Accompanying Notes to Unaudited Financial Statements.

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
September 30, 2004
(Unaudited)

1.    General:

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

Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). As of September 30, 2004, all trading decisions are made for the Partnership by Capital Fund Management SA, Graham Capital Management L.P., Campbell & Co., Inc. and Willowbridge Associates Inc. (each an "Advisor" and collectively, the "Advisors").

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2004 and December 31, 2003, and the results of its operations and cash flows for the three and nine months ended September 30, 2004 and 2003. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2004 and 2003 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net realized and unrealized gains (losses)*	$(51.00)	$(89.69)	$(84.99)	$184.98
Interest income	3.59	2.49	8.98	8.88
Expenses **	(7.00)	(7.57)	(55.49)	(68.13)
Increase (decrease) for the period	(54.41)	(94.77)	(131.50)	125.73
Net Asset Value per Redeemable Unit, beginning of period	1,373.36	1,471.42	1,450.45	1,250.92

Net Asset Value per Redeemable Unit, end of period	$1,318.95	$1,376.65	$1,318.95	$1,376.65

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
September 30, 2004
(Unaudited)
(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Ratio to average net assets: ***
Net investment loss before incentive fees ****	(7.6)%	(8.2)%	(7.9)%	(8.4)%

Operating expenses	8.7%	8.9%	8.7%	9.3%
Incentive fees	—%	—%	2.3%	4.3%
Total expenses	8.7%	8.9%	11.0%	13.6%

Total return:
Total return before incentive fees	(4.0)%	(6.4)%	(6.7)%	13.9%
Incentive fees	—%	—%	(2.4)%	(3.8)%
Total return after incentive fees	(4.0)%	(6.4)%	(9.1)%	10.1%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees).

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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values during the nine and twelve months ended September 30, 2004 and December 31, 2003, based on a monthly calculation, were $2,389,462 and $4,134,488, respectively. The fair values of these commodity interests, including options thereon, if applicable, at September 30, 2004 and December 31, 2003, were $2,513,837 and $4,047,569, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4.    Financial Instrument Risks:

In the normal course of its business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
September 30, 2004
(Unaudited)
(Continued)

currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options.

Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's assets is CGM.

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

The majority of these instruments mature within one year of September 30, 2004. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 2004.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits if any.

For the nine months ended September 30, 2004, Partnership capital decreased 14.6% from $68,275,728 to $58,307,088. This decrease was attributable to a net loss from operations of $5,956,825, coupled with the redemption of 2,865.0443 Redeemable Units of limited Partnership interest resulting in a outflow of $4,011,815. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership's third quarter of 2004 the net asset value per unit decreased 4.0% from $1,373.36 to $1,318.95 as compared to a decrease of 6.4% in the third quarter of 2003. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2004 of $1,316,224. Losses were primarily attributable to the trading of commodity futures in currencies, livestock, indices and softs and were partially offset by gains in energy, grains, U.S and non-U.S. interest rates and metals. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2003 of $3,202,377. Losses were primarily attributable to the trading of commodity futures in currencies, energy, U.S. and non-U.S interest rates and softs and were partially offset by gains in grains, indices, livestock and metals.

During the Partnership's nine months ended September 30, 2004, the net asset value per Redeemable unit decreased 9.1% from $1,450.45 to $1,318.95 as compared to an increase of 10.1% for the nine months ended September 30, 2003. The Partnership experienced a net trading loss before brokerage commissions and related fees for the nine months ended September 30, 2004 of $540,547. Losses were primarily attributable to the trading of commodity futures in currencies, metals, softs and indices and were partially offset by gains in energy, grains, U.S. and non-U.S. interest rates and livestock. The Partnership experienced a net trading gain before brokerage commissions and related fees for the nine months ended September 30, 2003 of $13,774,713. Gains were primarily attributable to the trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, and indices and were partially offset by losses in grains, metals, and softs.

The third quarter of 2004 was characterized by continued difficult trading conditions for the Partnership's trend-following Advisors. The currency sector produced the greatest losses as the European and Asian currencies were unable to sustain any solid direction versus a weak U.S. dollar. These choppy market conditions carried over to the U.S. interest rate markets as the Federal Reserve Bank tightened short-term rates in spite of persistent market-driven lower long-term interest rates. Trading nonetheless was profitable in both markets for the quarter. Trading in global stock market indices was also unprofitable for the Partnership's Advisors as the same lack of direction caused trends to be initiated and only a short time later to be reversed.

The most significant market for the Partnership during the quarter was energy. Trading in crude oil, natural gas and gas oil contributed profits as crude oil hit successive highs ending September at over $50 per barrel. Trading in grains was profitable for the period while trading in softs was slightly negative for the period.

Overall, after a difficult second quarter and beginning of the third quarter, market trends emerged late in the quarter in both commodity and financial markets that were conducive to the Advisors' trend-following approaches. While a decline in the price of energy is possible in the fourth quarter that might lead to a give-back in open profits over the short term, the overall expectation is for continued directionless financial markets and potentially volatile commodity markets until political, financial and economic trends become more evident.

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

Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three months ended September 30, 2004 increased by $39,840 as compared to the corresponding period in 2003. This increase was due to an increase in interest rates during the third quarter of 2004 as compared to the corresponding period in 2003. Interest income for the nine months ended September 30, 2004 decreased by $41,481 as compared to the corresponding period in 2003. The decrease in interest income is primarily due to lower average net assets during the nine months ended September 30, 2004 as compared to the corresponding period in 2003.

Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and nine months ended September 30, 2004 decreased by $182,644 and $496,520, respectively, as compared to the corresponding periods in 2003. The decrease in brokerage commissions and fees is due to lower average net assets during the three and nine months ended September 30, 2004 as compared to the corresponding periods in 2003.

Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2004 decreased by $43,957 and $157,875, respectively, as compared to the corresponding periods in 2003. The decrease in management fees is due to lower average net assets during the three and nine months ended September 30, 2004 as compared to the corresponding periods in 2003.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2004 resulted in incentive fees of $0 and $1,522,062, respectively. Trading performance for the three and nine months ended September 30, 2003, resulted in incentive fees of $0 and $2,316,083, respectively.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category at September 30, 2004 and the highest, lowest and average values during the three months ended September 30, 2004. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2004, the Partnership's total capitalization was $58,307,088. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

September 30, 2004
(Unaudited)

			Three Months Ended September 30, 2004
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average*
Currencies:
– Exchange Traded Contracts	$731,938	1.25%	$1,145,678	$358,642	$551,914
– OTC	577,448	0.99%	933,510	491,623	744,915
Energy	1,168,100	2.00%	1,247,200	466,975	761,942
Grains	52,600	0.09%	133,500	52,600	78,017
Interest Rates U.S.	688,770	1.18%	760,300	210,700	466,357
Interest Rates Non -U.S.	2,006,706	3.44%	2,102,798	848,482	1,780,203
Livestock	19,200	0.03%	104,400	19,200	43,600
Metals
– Exchange Traded Contracts	336,000	0.58%	480,000	73,500	232,667
– OTC	185,044	0.32%	243,871	35,662	153,014
Softs	51,400	0.09%	200,595	3,400	118,497
Indices	859,874	1.48%	2,123,380	671,489	1,190,178
Total	$6,677,080	11.45%

*	Average of month-end Values at Risk.

Item 4.    Controls and Procedures

Based on their evaluation of the Partnership's disclosure controls and procedures as of September 30, 2004, the President and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and under Part II, Item 1. "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004.

Enron Corp.

A Citigroup affiliate, along with other defendants, settled all claims against it in IN RE NEWPOWER HOLDINGS SECURITIES LITIGATION, a class action brought on behalf of certain investors in NewPower securities. Citigroup reached this settlement agreement without admitting any wrongdoing. On September 13, 2004, the United States District Court for the Southern District of New York preliminarily approved the settlement.

Dynegy Inc.

On October 7, 2004, the United States District Court for the Southern District of Texas granted the motion to dismiss all claims against the Citigroup defendants in IN RE DYNEGY INC. SECURITIES LITIGATION. The District Court also denied lead plaintiff's request for leave to replead. The case was a putative class action brought on behalf of purchasers of publicly traded Dynegy debt and equity securities.

WorldCom, Inc.

The United States Court of Appeals for the Second Circuit has affirmed the orders of the United States District Court for the Southern District of New York denying plaintiffs' motions to remand to state court a large group of WorldCom-related actions. On September 13, 2004, plaintiffs filed a petition for a writ of certiorari to the United States Supreme Court seeking review of the Second Circuit's ruling.

On September 17, 2004, WEINSTEIN, ET AL. V. EBBERS, ET AL., a putative class action against CGM and others brought on behalf of holders of WorldCom securities asserting claims based on, among other things, CGM's research reports concerning WorldCom, was dismissed with prejudice in its entirety by the United States District Court for the Southern District of New York. Plaintiffs have noticed an appeal of the dismissal to the United States Court of Appeals for the Second Circuit.

Citigroup and CGM, along with a number of other defendants, have settled RETIREMENT SYSTEMS OF ALABAMA, ET AL. V. J.P. MORGAN CHASE & CO., ET AL., a WorldCom individual action that had been remanded to the Circuit Court of Montgomery County, Alabama. The settlement became final on September 30, 2004.

On June 28, 2004, the United States District Court for the Southern District of New York dismissed all claims under the Securities Act of 1933 and certain claims under the Securities Exchange Act of 1934 in IN RE TARGETS SECURITIES LITIGATION, a putative class action against Citigroup and CGM and certain former employees, leaving only claims under the 1934 Act for purchases of Targeted Growth Enhanced Terms Securities With Respect to the Common Stock of MCI WorldCom, Inc. ("TARGETS") after July 30, 1999. On October 20, 2004, the parties signed a Memorandum of Understanding setting forth the terms of a settlement of all remaining claims in this action. The settlement must be approved by the Court.

On November 5, 2004, the United States District Court for the Southern District of New York approved the class settlement between plaintiffs and the Citigroup-related defendants in IN RE WORLDCOM, INC. SECURITIES LITIGATION. The Court's approval is subject to possible appeal by plaintiffs.

Research

Several individual actions have been filed against Citigroup and CGM relating to, among other things, research on Qwest Communications International, Inc. alleging violations of state and federal securities laws.

Other

On October 13, 2004, the United States District Court for the Southern District of New York certified a class in various representative cases with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions.

An appeal of the dismissal granted to CGM in November 2003 with respect to the antitrust case relating to the allocation of shares for certain initial public offerings is scheduled to be argued in December 2004.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2004 – July 31, 2004	313.9938	$1,334.00	N/A	N/A
August 1, 2004 – August 31, 2004	596.2637	$1,319.00	N/A	N/A
September 1, 2004 – September 30, 2004	337.1172	$1,318.95	N/A	N/A
Total	1,247.3747	$1,323.98	N/A	N/A

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

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

Exhibit - 31.1 - Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

Exhibit – 31.2 – Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)

Exhibit – 32.1 – Section 1350 Certification (Certification of President and Director).

Exhibit – 32.2 – Section 1350 Certification (Certification of Chief Financial Officer and Director).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
By:	Citigroup Managed Futures LLC (General Partner)
By:	/s/David J. Vogel David J. Vogel President and Director
Date: November 12, 2004
By:	/s/ Daniel R. McAuliffe, Jr. Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date: November 12, 2004