Form 10-Q
period 2005-03-31
SMITH BARNEY DIVERSIFIED FUTURES FUND L P II
filed 2005-05-16
CIK 923660

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR (   ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2005

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

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at March 31, 2005 and December 31, 2004 (unaudited)	3
	Condensed Schedules of Investments at March 31, 2005 and December 31, 2004 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners' Capital for the three months ended March 31, 2005 and 2004 (unaudited)	6
	Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12 – 13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14 – 15
Item 4.	Controls and Procedures	16
PART II - Other Information		17

PART I

Item 1. Financial Statements

Smith Barney Diversified Futures Fund L.P. II
Statements of Financial Condition
(Unaudited)

	March 31, 2005	December 31, 2004
Assets:
Investment in Partnership, at fair value	$17,125,461	$—
Equity in commodity futures trading account:
Cash (restricted $7,613,749 and $10,268,476 in 2005 and 2004, respectively)	40,884,868	63,248,424
Net unrealized appreciation on open futures positions	1,312,083	1,695,113
Unrealized appreciation on open forward contracts	383,739	2,134,245
	59,706,151	67,077,782
Interest receivable	75,273	83,848
	$59,781,424	$67,161,630
Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$474,272	$1,815,840
Accrued expenses:
Commissions	302,223	332,085
Management fees	100,084	110,036
Other	84,520	57,270
Redemptions payable	412,194	293,135
	1,373,293	2,608,366
Partners' Capital:
General Partner, 884.3120 Unit equivalents outstanding in 2005 and 2004	1,218,157	1,318,412
Limited Partners, 41,516.6214 and 42,414.1216 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004, respectively	57,189,974	63,234,852
	58,408,131	64,553,264
	$59,781,424	$67,161,630

See Accompanying Notes to Financial Statements.

Smith Barney Diversified Futures Fund L.P. II
Condensed Schedule of Investments
March 31, 2005
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Unrealized depreciation on forward contracts (0.70)%	$(408,212)
	Unrealized appreciation on forward contracts 0.25%	149,512
	Total forward contracts (0.45)%	(258,700)

	Futures contracts sold 0.24%	137,450
	Futures contracts purchased (0.09)%	(51,545)
	Total futures contracts 0.15%	85,905
Total Currencies - (0.30)%		(172,795)

Energy - 1.39%	Futures contracts purchased 1.39%	812,877

Grains - 0.34%	Futures contracts purchased 0.34%	197,522

U.S. Interest Rates
	Futures contracts sold 0.27%	156,342
	Futures contracts purchased 0.04%	26,166
Total U.S. Interest Rates - 0.31%		182,508

Interest Rates Non - U.S.
	Futures contracts sold (0.40)%	(235,190)
	Futures contracts purchased 0.26%	152,762
Total Interest Rates Non - U.S. - (0.14)%		(82,428)

Metals
	Futures contracts purchased 0.12%	67,738

	Unrealized depreciation on forward contracts (0.08)%	(66,060)
	Unrealized appreciation on forward contracts 0.37%	234,227
	Total forward contracts 0.29%	168,167
Total Metals - 0.41%		235,905

Softs	Futures contracts sold (0.01)%	(3,875)
	Futures contracts purchased 0.41%	239,364
Total Softs - 0.40%		235,489

Indices
	Futures contracts sold 0.02%	13,382
	Futures contracts purchased (0.34)%	(200,910)
Total Indices - (0.32)%		(187,528)

Investment In Partnership - 29.32%	CMF Campbell Master Fund LP 29.32%	17,125,461

Total Fair Value - 31.41%		$18,347,011

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$1,664	0.01%
France	21,266	0.12
Germany	(214,519)	(1.17)
Hong Kong	(8,366)	(0.05)
Italy	2,749	0.01
Japan	(4,491)	(0.02)
Netherlands	(208)	(0.00) *
Spain	4,478	0.02
United Kingdom	164,714	0.90
United States	18,379,724	100.18%
	$18,347,011	100.00

Percentages are based on Partners' capital unless otherwise indicated.

* Due to rounding

See Accompanying Notes to Financial Statements.

Smith Barney Diversified Futures Fund L.P. II
Condensed Schedule of Investments
December 31, 2004
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Unrealized depreciation on forward contracts (2.38)%	$(1,536,667)
	Unrealized appreciation on forward contracts 2.89%	1,866,625
	Total forward contracts 0.51%	329,958
	Futures contracts sold 0.04%	24,888
	Futures contracts purchased 0.67%	432,672
	Total futures contracts 0.71%	457,560
Total Currencies – 1.22%		787,518
Energy	Futures contracts sold 0.45%	293,608
	Futures contracts purchased (0.05)%	(33,698)
Total Energy – 0.40%		259,910
Grains – (0.03)%	Futures contracts sold (0.03)%	(22,252)
Interest Rates – U.S.
	Futures contracts sold 0.13%	81,640
	Futures contracts purchased 0.11%	74,707
Total Interest Rates – U.S. 0.24%		156,347
Interest Rates Non-U.S.
	Futures contracts sold 0.00%*	4,653
	Futures contracts purchased 0.44%	282,007
Total Interest Rates Non-U.S. – 0.44%		286,660
Livestock – 0.03%	Futures contracts sold 0.03%	17,132
Metals
	Futures contracts purchased (0.03)%	(21,440)
	Unrealized depreciation on forward contracts (0.43)%	(279,173)
	Unrealized appreciation on forward contracts 0.41%	267,620
	Total forward contracts (0.02)%	(11,553)
Total Metals – (0.05)%		(32,993)
Softs
	Futures contracts sold (0.02)%	(11,385)
	Futures contracts purchased 0.15%	96,047
Total Softs – 0.13%		84,662
Indices
	Futures contracts sold 0.00%*	1,230
	Futures contracts purchased 0.74%	475,304
Total Indices – 0.74%		476,534
Total Fair Value – 3.12%		$2,013,518

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$(2,347)	(0.12)%
Canada	(850)	(0.04)
France	(2,223)	(0.11)
Germany	161,331	8.01
Hong Kong	244	0.01
Italy	621	0.03
Japan	84,473	4.20
Netherlands	396	0.02
Spain	51,314	2.55
United Kingdom	152,415	7.57
United States	1,568,144	77.88
	$2,013,518	100.00%

Percentages are based on Partners' capital unless otherwise indicated

* Due to rounding.

See Accompanying Notes to Financial Statements.

Smith Barney Diversified Futures Fund L.P. II
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions and foreign currencies	$(2,564,407)	$8,457,380
Change in unrealized gains (losses) on open positions	(1,189,897)	1,021,670
	(3,754,304)	9,479,050
Interest income	194,100	125,876
	(3,560,204)	9,604,926
Expenses:
Brokerage commissions including clearing fees of $90,044 and $62,125, respectively	1,025,316	1,205,309
Management fees	293,207	366,002
Incentive fees	—	1,522,062
Other expenses	27,251	25,121
	1,345,774	3,118,494
Net income (loss)	(4,905,978)	6,486,432
Redemptions	(1,239,155)	(1,033,815)
Net increase (decrease) in Partners' capital	(6,145,133)	5,452,617

Partners' capital, beginning of period	64,553,264	68,275,728

Partners' capital, end of period	$58,408,131	$73,728,345

Net asset value per Redeemable Unit
(42,400.9334 and 46,392.6015 Redeemable Units outstanding at March 31, 2005 and 2004, respectively)	$1,377.52	$1,589.23

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(113.37)	$138.78

See Accompanying Notes to Financial Statements.

Smith Barney Diversified Futures Fund L.P. II
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(4,905,978)	$6,486,432
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	2,654,727	2,489,646
(Increase) decrease in investment in Partnership, at fair value	(17,125,461)	—
(Increase) decrease in net unrealized appreciation on open futures positions	383,030	(1,998,367)
(Increase) decrease in unrealized appreciation on open forward contracts	1,750,506	1,523,379
(Increase) decrease in interest receivable	8,575	(9,225)
Increase (decrease) in unrealized depreciation on open forward contracts	(1,341,568)	(546,682)
Accrued expenses:
Increase (decrease) in commissions	(29,862)	33,018
Increase (decrease) in management fees	(9,952)	10,928
Increase (decrease) in incentive fees	—	1,174,195
Increase (decrease) in other	27,250	13,620
Increase (decrease) in redemptions payable	119,059	3,012
Net cash provided by (used in) operating activities	(18,469,674)	9,179,956
Cash flows from financing activities:
Payments for redemptions – Limited Partners	(1,239,155)	(1,033,815)
Net change in cash	(19,708,829)	8,146,141
Unrestricted cash, at beginning of period	52,979,948	53,039,171
Unrestricted cash, at end of period	$33,271,119	$61,185,312

See Accompanying Notes to Financial Statements.

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
March 31, 2005
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

Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). As of March 31, 2005, all trading decisions are made for the Partnership by Capital Fund Management SA, Graham Capital Management L.P., Campbell & Co., Inc. ("Campbell") and Willowbridge Associates Inc. (each an "Advisor" and collectively, the "Advisors").

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2005 and December 31, 2004, and the results of its operations and cash flows for the three months ended March 31, 2005 and 2004. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31,
	2005	2004

Net realized and unrealized gains (losses)*	$(110.43)	$177.03
Interest income	4.51	2.69
Expenses **	(7.45)	(40.94)
Increase (decrease) for the period	(113.37)	138.78
Net Asset Value per Redeemable Unit, beginning of period	1,490.89	1,450.45

Net Asset Value per Redeemable Unit, end of period	$1,377.52	$1,589.23

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
March 31, 2005
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Ratio to average net assets: ***
Net investment loss before incentive fees ****	(7.7)%	(8.3)%

Operating expenses	9.0%	9.0%
Incentive fees	—%	2.1%
Total expenses	9.0%	11.1%

Total return:
Total return before incentive fees	(7.6)%	11.9%
Incentive fees	—%	(2.3)%
Total return after incentive fees	(7.6)%	9.6%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees).

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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values during the three and twelve months ended March 31, 2005 and December 31, 2004, based on a monthly calculation, were $702,415 and $2,626,672, respectively. The fair values of these commodity interests, including options thereon, if applicable, at March 31, 2005 and December 31, 2004, were $1,221,550 and $2,013,518, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4.    Investment in Partnership:

Effective January 1, 2005, the assets allocated to Campbell for trading were invested in the CMF Campbell Master Fund L.P. ("Campbell Master"), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 18,800.3931 Units of Campbell Master with cash equal to $18,587,905 and a contribution of open commodity futures and forward positions with a fair value of $212,488. Campbell Master was formed in order to permit commodity pools managed now or in

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
March 31, 2005
(Unaudited)

the futures by Campbell using Campbell's Financials, Metals and Energy Program, to invest together in one trading vehicle. The General Partner of the Partnership is the General Partner of Campbell Master. Individual and pooled accounts are permitted to be a limited partner of Campbell Master. The General Partner and Campbell believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Campbell Master are approximately the same and redemption rights are not affected.

Campbell Master's trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. Campbell Master engages in such trading through a commodity brokerage account maintained with CGM.

A limited partner may withdraw all or part of their capital contribution and undistributed profits, if any, from Campbell Master in multiples of the net asset value per unit of limited partnership interest as of the last day of a month after a request for redemption has been made to the General Partner at least 3 days in advance of month-end.

Management and incentive fees are not directly charged to the investment presented below. These fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by Campbell Master. All other fees including CGM's direct brokerage commissions are charged at the Partnership level.

At March 31, 2005, the Partnership owns 6.3% of Campbell Master. The performance of the Partnership is directly affected by the performance of Campbell Master. It is Campbell's intention to continue to invest the assets allocated to it by the Partnership in Campbell Master.

Summarized information reflecting the Partnership's investment in, and the operations of Campbell Master is as shown in the following table.

	March 31, 2005		For the three month ended March 31, 2005
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (loss)	Investment Objective	Redemption Permitted
				Commissions	Other
Campbell Master	29.32%	$17,125,461	$(601,507)	$8,066	$847	$(610,420)	Commodity Portfolio	Monthly

5.    Financial Instrument Risks:

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
March 31, 2005
(Unaudited)

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

The majority of these instruments mature within one year of March 31, 2005. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the first quarter of 2005.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits if any.

For the three months ended March 31, 2005, Partnership capital decreased 9.5% from $64,553,264 to $58,408,131. This decrease was attributable to a net loss from operations of $4,905,978, coupled with the redemption of 897.5002 Redeemable Units of limited Partnership interest resulting in a outflow of $1,239,155. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests. The investment in Partnership is recorded at fair value, based upon the Partnerships proportionate interest held.

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

Results of Operations

During the Partnership's first quarter of 2005 the net asset value per unit decreased 7.6% from $1,490.89 to $1,377.52 as compared to a an increase of 9.6% in the first quarter of 2004. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2005 of $3,745,304. Losses were primarily attributable to the trading of commodity futures in currencies, livestock, indices, metals and non-U.S. interest rates and were partially offset by gains in energy, grains,

U.S. interest rates and softs. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2004 of $9,479,050. Gains were primarily attributable to the trading of commodity futures in currencies, energy, U.S. and non-U.S interest rates, livestock and metal and were partially offset by losses in softs and indices.

Results for the first quarter were highlighted by uneven trading performance in volatile energy and financial markets and resulted in effectively giving back much of the gains from the fourth quarter 2004.

Trends that had emerged in late December continued to effect performance in January. Energy price increases, particularly in crude oil and natural gas, that had produced profits through much of the last third of 2004, initially weakened against advisors' positions, then later regained strength, ended higher and produced the most profits among the various sectors for the quarter.

Alternatively, currency trading, which had generated profits consistently in 2004, produced the quarter's greatest losses, as the decline of the U.S. dollar began to reverse its decline and moved back to the low 130s in relation to the Euro. This move was particularly disruptive in January and continued as the markets produced no identifiable direction through much of the quarter. Trading in interest rate contracts was mixed with gains in U.S. contracts and losses in non-U.S. positions. Stock indices showed some strength in February but not sufficient to offset losses in January and March. Metals and agricultural trading followed U.S. dollar patterns with positions in softs providing sufficient profits to offset smaller losses in metals and livestock.

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

Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three months ended March 31, 2005 increased by $68,224 as compared to the corresponding period in 2004. This increase was due to an increase in interest rates during the first quarter of 2005.

Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three months ended March 31, 2005 decreased by $179,993 as compared to the corresponding period in 2004. The decrease in brokerage commissions and fees is due to lower average net assets during the three months ended March 31, 2005 as compared to the corresponding period in 2004.

Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2005 decreased by $72,795 as compared to the corresponding period in 2004. The decrease in management fees is due to lower average net assets during the three months ended March 31, 2005 as compared to the corresponding period in 2004.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2005 and 2004 resulted in incentive fees of $0 and $1,522,062, respectively.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category at March 31, 2005 and the highest, lowest and average values during the three months ended March 31, 2005. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2005, the Partnership's total capitalization was $58,408,131. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

March 31, 2005
(Unaudited)

			Three months ended March 31, 2005
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average*
Currencies:
– Exchange Traded Contracts	$272,067	0.47%	$648,796	$136,166	$315,803
– OTC	284,021	0.49%	1,155,271	213,366	298,103
Energy	1,520,848	2.60%	1,520,848	48,620	773,291
Grains	312,800	0.54%	347,700	14,850	190,717
Interest Rates U.S.	574,050	0.98%	859,520	190,636	519,868
Interest Rates Non-U.S.	579,637	0.99%	1,496,735	291,118	680,857
Metals
– Exchange Traded Contracts	185,000	0.32%	185,000	9,000	127,000
– OTC	545,418	0.93%	549,276	201,854	404,842
Softs	353,492	0.60%	353,492	38,155	232,491
Indices	1,479,157	2.53%	2,791,360	1,276,383	1,678,737
Totals	$6,106,490	10.45%

*	Average of month-end Values at Risk.

Item 4.    Controls and Procedures

Based on their evaluation of the Partnership's disclosure controls and procedures as of March 31, 2005, the President and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Enron Corp.

In April 2005, Citigroup, along with other financial institution defendants, reached an agreement-in-principle to settle four state-court actions brought by various investment funds, which were not previously consolidated or coordinated with the NEWBY action. The four cases are OCM OPPORTUNITIES FUND III, L.P., et al. v. CITIGROUP INC., et al.; PACIFIC INVESTMENT MANAGEMENT CO. LLC, et al. v. CITIGROUP INC., et al.; AUSA LIFE INSURANCE v. CITIGROUP INC., et al. and PRINCIPAL GLOBAL INVESTORS v. CITIGROUP INC., et al. The amounts to be paid in settlement of these actions are covered by existing litigation reserves.

Dynegy Inc.

The court had previously denied lead plaintiff's motion for leave to amend; no appeal was yet timely while the remainder of the case remained pending. On April 15, 2005, as part of a global settlement involving all defendants, Citigroup entered into a memorandum of understanding to settle this case. The amount to be paid in settlement is covered by existing litigation reserves.

WorldCom, Inc.

The District Court approved the settlement of the IN RE TARGETS SECURITIES LITIGATION on April 22, 2005.

Global Crossing

The plaintiffs and the Citigroup Related Defendants have entered into a definitive settlement agreement in the IN RE GLOBAL CROSSING, LTD SECURITIES LITIGATION; the settlement was preliminarily approved by the Court on March 8, 2005. The amount to be paid in settlement is covered by existing litigation reserves.

Research

Two putative class actions against CGMI asserting common law claims on behalf of CGMI customers in connection with published investment research have been dismissed by United States District Courts, the dismissals of which were affirmed by the United States Court of Appeals for the Third and Ninth Circuits, respectively. Plaintiffs in the Ninth Circuit case have sought review by the United States Supreme Court; their petition for a writ of certiorari, which CGMI opposed, is pending before that court.

Mutual Funds

CGMHI entered into a settlement with the SEC with respect to revenue sharing and sales of classes of funds.

Investigations of Euro Zone Government Bonds Trade

The German prosecutors have declined to take any actions against the employees in connection with this matter.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2005 – January 31, 2005	317.0466	$1,385.64	N/A	N/A
February 1, 2005 – February 28, 2005	281.2249	$1,378.43	N/A	N/A
March 1, 2005 – March 31, 2005	299.2287	$1,377.52	N/A	N/A
Total	897.5002	$1,380.53	N/A	N/A

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

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

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
Date: May 16, 2005
By:	/s/ Daniel R. McAuliffe, Jr. Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date: May 16, 2005