Form 10-Q
period 2005-06-30
SMITH BARNEY DIVERSIFIED FUTURES FUND L P II
filed 2005-08-15
CIK 923660

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR (   ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2005

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

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at June 30, 2005 and December 31, 2004 (unaudited)	3
	Condensed Schedules of Investments at June 30, 2005 and December 31, 2004 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners' Capital for the three and six months ended June 30, 2005 and 2004 (unaudited)	6
	Statements of Cash Flows for the three and six months ended June 30, 2005 and 2004 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12 – 14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15 – 16
Item 4.	Controls and Procedures	17
PART II - Other Information		18

PART I

Item 1. Financial Statements

Smith Barney Diversified Futures Fund L.P. II
Statements of Financial Condition
(Unaudited)

	June 30, 2005	December 31, 2004
Assets:
Investment in Partnership, at fair value	$18,163,448	$—
Equity in commodity futures trading account:
Cash (restricted $7,165,211 and $10,268,476 in 2005 and 2004, respectively)	37,768,684	63,248,424
Net unrealized appreciation on open futures positions	1,539,053	1,695,113
Unrealized appreciation on open forward contracts	439,590	2,134,245
	57,910,775	67,077,782
Interest receivable	71,365	83,848
	$57,982,140	$67,161,630
Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$330,414	$1,815,840
Accrued expenses:
Commissions	284,310	332,085
Management fees	94,182	110,036
Other	73,285	57,270
Redemptions payable	487,955	293,135
	1,270,146	2,608,366
Partners' Capital:
General Partner, 884.3120 Unit equivalents outstanding in 2005 and 2004	1,222,738	1,318,412
Limited Partners, 40,131.2334 and 42,414.1216 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004, respectively	55,489,256	63,234,852
	56,711,994	64,553,264
	$57,982,140	$67,161,630

See Accompanying Notes to Financial Statements.

Smith Barney Diversified Futures Fund L.P. II
Condensed Schedule of Investments
June 30, 2005
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Futures contracts purchased (0.31%)	$(175,050)
	Futures contracts sold 1.85%	1,047,350
	Total future positions 1.54%	872,300

	Unrealized appreciation on forward contracts 0.73%	416,168
	Unrealized depreciation on forward contracts (0.48)%	(275,402)
	Total forward contracts 0.25%	140,766
Total Currencies – 1.79%		1,013,066

Energy
	Futures contracts purchased (0.50%)	(284,121)
	Futures contracts sold 0.01%	3,675
Total Energy – (0.49)%		(280,446)

Grains – (0.42)%	Futures contracts purchased (0.42)%	(235,976)

Interest Rates – U.S.
	Futures contracts purchased 0.59%	335,468
	Futures contracts sold 0.02%	11,350
Interest Rates U.S. – 0.61%		346,818

Interest Rates non-U.S. – 1.41%	Futures contracts purchased 1.41%	802,256

Livestock – 0.05%	Futures contracts sold 0.05%	30,621

Metals
	Futures contracts purchased (0.23)%	(132,556)

	Unrealized appreciation on forward contracts 0.04%	23,422
	Unrealized depreciation on forward contracts (0.10)%	(55,012)
	Total forward contracts (0.06)%	(31,590)
Total Metals – (0.29)%		(164,146)

Softs
	Futures contracts purchased (0.06)%	(35,244)
	Futures contracts sold (0.02)%	(10,334)
Total Softs – (0.08)%		(45,578)

Indices	Futures contracts purchased 0.22%	124,371
	Futures contracts sold 0.10%	57,243
Total Indices – 0.32%		181,614

Investments in Partnership – 32.03%	CMF Campbell Master Fund L.P. 32.03%	18,163,448

Total Fair Value – 34.93%		$19,811,677

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$2,350	0.01%
Canada	(122)	(0.00) *
France	11,701	0.06
Germany	340,518	1.72
Hong Kong	2,271	0.01
Italy	2,724	0.01
Japan	100,808	0.51
Spain	28,500	0.14
United Kingdom	435,469	2.20
United States	18,887,458	95.34
	$19,811,677	100.00%

Percentages are based on Partners' capital unless otherwise indicated.

* Due to rounding.

See Accompanying Notes to Financial Statements.

Smith Barney Diversified Futures Fund L.P. II
Condensed Schedule of Investments
December 31, 2004
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Unrealized appreciation on forward contracts 2.89%	$1,866,625
	Unrealized depreciation on forward contracts (2.38)%	(1,536,667)
	Total forward contracts 0.51%	329,958
	Futures contracts purchased 0.67%	432,672
	Futures contracts sold 0.04%	24,888
	Total futures contracts 0.71%	457,560
Total Currencies – 1.22%		787,518
Energy	Futures contracts purchased (0.05)%	(33,698)
	Futures contracts sold 0.45%	293,608
Total Energy – 0.40%		259,910
Grains – (0.03)%	Futures contracts sold (0.03)%	(22,252)
Interest Rates – U.S.
	Futures contracts purchased 0.11%	74,707
	Futures contracts sold 0.13%	81,640
Total Interest Rates – U.S. 0.24%		156,347
Interest Rates Non-U.S.
	Futures contracts purchased 0.44%	282,007
	Futures contracts sold 0.00%*	4,653
Total Interest Rates Non-U.S. – 0.44%		286,660
Livestock – 0.03%	Futures contracts sold 0.03%	17,132
Metals
	Futures contracts purchased (0.03)%	(21,440)
	Unrealized appreciation on forward contracts 0.41%	267,620
	Unrealized depreciation on forward contracts (0.43)%	(279,173)
	Total forward contracts (0.02)%	(11,553)
Total Metals – (0.05)%		(32,993)
Softs
	Futures contracts purchased 0.15%	96,047
	Futures contracts sold (0.02)%	(11,385)
Total Softs – 0.13%		84,662
Indices
	Futures contracts purchased 0.74%	475,304
	Futures contracts sold 0.00%*	1,230
Total Indices – 0.74%		476,534
Total Fair Value – 3.12%		$2,013,518

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$(2,347)	(0.12)%
Canada	(850)	(0.04)
France	(2,223)	(0.11)
Germany	161,331	8.01
Hong Kong	244	0.01
Italy	621	0.03
Japan	84,473	4.20
Netherlands	396	0.02
Spain	51,314	2.55
United Kingdom	152,415	7.57
United States	1,568,144	77.88
	$2,013,518	100.00%

Percentages are based on Partners' capital unless otherwise indicated

* Due to rounding.

See Accompanying Notes to Financial Statements.

Smith Barney Diversified Futures Fund L.P. II
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions and foreign currencies	$(1,472,546)	$(2,640,117)	$(4,036,952)	$5,817,263
Change in unrealized gains (losses) on open positions	2,721,197	(6,063,256)	1,531,300	(5,041,586)
	1,248,651	(8,703,373)	(2,505,652)	775,677
Interest income	206,370	124,864	400,470	250,740
	1,455,021	(8,578,509)	(2,105,182)	1,026,417

Expenses:
Brokerage commissions including clearing fees of $125,610, $34,695, $213,370 and $96,820, respectively	1,016,678	1,047,646	2,041,995	2,252,955
Management fees	277,697	326,134	570,904	692,136
Incentive fees	—	—	—	1,522,062
Other expenses	27,249	22,721	54,500	47,842
	1,321,624	1,396,501	2,667,399	4,514,995

Net income (loss)	133,397	(9,975,010)	(4,772,581)	(3,488,578)

Redemptions — Limited Partner	(1,829,534)	(1,328,019)	(3,068,689)	(2,361,834)

Net decrease in Partners' capital	(1,696,137)	(11,303,029)	(7,841,270)	(5,850,412)

Partners' capital, beginning of period	58,408,131	73,728,345	64,553,264	68,275,728

Partners' capital, end of period	$56,711,994	$62,425,316	$56,711,994	$62,425,316

Net asset value per Redeemable Unit (41,015.5454 and 45,454.4981 Redeemable Units outstanding at June 30, 2005 and 2004, respectively)	$1,382.70	$1,373.36	$1,382.70	$1,373.36

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$5.18	$(215.87)	$(108.19)	$(77.09)

See Accompanying Notes to Financial Statements.

Smith Barney Diversified Futures Fund L.P. II
Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30
	2005	2004	2005	2004
Cash flows from operating activities:
Net income (loss)	$133,397	$(9,975,010)	$(4,772,581)	$(3,488,578)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	448,538	3,205,088	3,103,265	5,694,734
(Increase) decrease in investment in Partnership, at fair value	(1,037,987)	—	(18,163,448)	—
(Increase) decrease in net unrealized appreciation on open futures positions	(226,970)	5,306,763	156,060	3,308,396
(Increase) decrease in unrealized appreciation on open forward contracts	(55,851)	1,008,047	1,694,655	2,531,426
(Increase) decrease in interest receivable	3,908	4,007	12,483	(5,218)
Increase (decrease) in unrealized depreciation on open forward contracts	(143,858)	(251,554)	(1,485,426)	(798,236)
Accrued expenses:
Increase (decrease) in commissions	(17,913)	(75,417)	(47,775)	(42,399)
Increase (decrease) in management fees	(5,902)	(25,007)	(15,854)	(14,079)
Increase (decrease) in incentive fees	—	(1,522,062)	—	(347,867)
Increase (decrease) in other	(11,235)	10,727	16,015	24,347
Net cash provided by (used in) operating activities	(913,873)	(2,314,418)	(19,502,606)	6,862,526
Cash flows from financing activities:
Payments for redemptions – Limited Partners	(1,753,773)	(1,208,124)	(2,873,869)	(2,238,927)
Net change in cash	(2,667,646)	(3,522,542)	(22,376,475)	4,623,599
Unrestricted cash, at beginning of period	33,271,119	61,185,312	52,979,948	53,039,171
Unrestricted cash, at end of period	$30,603,473	$57,662,770	$30,603,473	$57,662,770

See Accompanying Notes to Financial Statements.

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
June 30, 2005
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

Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). As of June 30, 2005, all trading decisions are made for the Partnership by Capital Fund Management SA, Graham Capital Management L.P., Campbell & Co., Inc. ("Campbell") and Willowbridge Associates Inc. (each an "Advisor" and collectively, the "Advisors").

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2005 and December 31, 2004, and the results of its operations and cash flows for the three and six months ended June 30, 2005 and 2004. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net realized and unrealized gains (losses)*	$7.53	$(211.02)	$(102.90)	$(33.99)
Interest income	4.94	2.70	9.45	5.39
Expenses **	(7.29)	(7.55)	(14.74)	(48.49)
Increase (decrease) for the period	5.18	(215.87)	(108.19)	(77.09)
Net Asset Value per Redeemable Unit, beginning of period	1,377.52	1,589.23	1,490.89	1,450.45

Net Asset Value per Redeemable Unit, end of period	$1,382.70	$1,373.36	$1,382.70	$1,373.36

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
June 30, 2005
(Unaudited)

Financial Highlights (continued):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Ratio to average net assets: ***
Net investment loss before incentive fees ****	(8.0)%	(7.6)%	(7.9)%	(8.0)%

Operating expenses	9.5%	8.4%	9.3%	8.8%
Incentive fees	—%	—%	—%	2.2%
Total expenses	9.5%	8.4%	9.3%	11.0%

Total return:
Total return before incentive fees	0.4%	(13.6)%	(7.3)%	(3.0)%
Incentive fees	—%	—%	—%	(2.3)%
Total return after incentive fees	0.4%	(13.6)%	(7.3)%	(5.3)%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees).

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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values during the six and twelve months ended June 30, 2005 and December 31, 2004, based on a monthly calculation, were $936,526 and $2,626,672, respectively. The fair values of these commodity interests, including options thereon, if applicable, at June 30, 2005 and December 31, 2004, were $1,648,229 and $2,013,518, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4.    Investment in Partnership:

Effective January 1, 2005, the assets allocated to Campbell for trading were invested in the CMF Campbell Master Fund L.P. ("Campbell Master"), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 18,800.3931 Units of Campbell Master with cash equal to $18,587,905 and a contribution of open commodity futures and forward positions with a fair

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
June 30, 2005
(Unaudited)

value of $212,488. Campbell Master was formed in order to permit commodity pools managed now or in the futures by Campbell using Campbell's Financials, Metals and Energy Program, to invest together in one trading vehicle. The General Partner of the Partnership is the General Partner of Campbell Master. Individual and pooled accounts are permitted to be a limited partner of Campbell Master. The General Partner and Campbell believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Campbell Master are approximately the same and redemption rights are not affected.

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

At June 30, 2005, the Partnership owns 6.0% of Campbell Master. The performance of the Partnership is directly affected by the performance of Campbell Master. It is Campbell's intention to continue to invest the assets allocated to it by the Partnership in Campbell Master.

Summarized information reflecting the Partnership's investment in, and the operations of Campbell Master is as shown in the following table.

	June 30, 2005		For the six months ended June 30, 2005
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (loss)	Investment Objective	Redemption Permitted
				Commissions	Other
Campbell Master	32.03%	$18,163,448	$2,302,043	$6,706	$819	$2,294,518	Financial & Metals Portfolio	Monthly

	June 30, 2005		For the three months ended June 30, 2005
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (loss)	Investment Objective	Redemption Permitted
				Commissions	Other
Campbell Master	32.03%	$18,163,448	$1,700,536	$14,770	$1,666	$1,684,100	Financial & Metals Portfolio	Monthly

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
June 30, 2005
(Unaudited)

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

The majority of these instruments mature within one year of June 30, 2005. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 2005.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits if any.

For the six months ended June 30, 2005, Partnership capital decreased 12.1% from $64,553,264 to $56,711,994. This decrease was attributable to a net loss from operations of $4,772,581, coupled with the redemption of 2,282.8882 Redeemable Units of limited Partnership interest resulting in a outflow of $3,068,689. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership's second quarter of 2005 the net asset value per unit increased 0.4% from $1,377.52 to $1,382.70 as compared to a decrease of 13.6% in the second quarter of 2004. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2005 of $1,248,651. Gains were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates and livestock and were partially offset by losses in energy, grains, metals, softs and indices. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2004 of $8,703,373. Losses were primarily attributable to the trading of commodity futures in currencies, grains, U.S. and non U.S. interest rates, metals, softs and indices and were partially offset by gains in energy and livestock.

Trading in the second quarter of 2005 began with a continuation of the volatile and directionless markets that had characterized the first quarter. Through most of April, neither the financial nor commodity markets provided profitable trading opportunities for the Partnership's Advisors. May was a transition period as macro-economic trends emerged and continued into June providing improved trading conditions for the trend-following strategies of the Advisors.

Lower interest rates in Europe and the U.S. were the primary drivers of profitability for the quarter and had a concomitant impact on strengthening the U.S. dollar to recent highs versus the Euro, British pound and Swiss franc. Lower interest rates were favorable for Advisors' U.S. and international interest rate contract positions as lower inflation reports, weak European markets, and improved productivity caused markets to shrug off another increase in short-term rates by the U.S. Federal Reserve Bank. Trading in foreign currencies was likewise profitable while trading in stock indices was unprofitable.

Offsetting a portion of these gains were losses in the commodity markets. A combination of lower inflation expectations and increased supplies disrupted price trends across several markets leading to losses in energy, primarily crude oil, base and precious metals, and grains.

During the Partnership's six months ended June 30, 2005, the net asset value per Redeemable unit decreased 7.3% from $1,490.89 to $1,382.70 as compared to an decrease of 5.3% for the six months ended June 30, 2004. The Partnership experienced a net trading loss before commissions and related fees for the six months ended June 30, 2005 of $2,505,652. Losses were primarily attributable to the trading of commodity futures in currencies, energy, grains, livestock, metals, softs and indices and were partially offset by gains in U.S. and non-U.S. interest rates. The Partnership experienced a net trading gain before brokerage commissions and related fees for the six months ended June 30, 2004, of $775,677. Gains were primarily attributable to the trading of commodity futures in energy, grains, U.S. interest rates, and livestock and were partially offset by losses in currencies, non-U.S. interest rates, metals, softs and indices.

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

Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2005 increased by $81,506 and $149,730, respectively as compared to the corresponding periods in 2004. This increase was due to an increase in interest rates during the three and six months ended June 30, 2005 as compared to the corresponding periods in 2004.

Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and six months ended June 30, 2005 decreased by $30,968 and $210,960, respectively as compared to the corresponding periods in 2004. The decrease in brokerage commissions and fees is due to lower average net assets during the three and six months ended June 30, 2005 as compared to the corresponding periods in 2004.

Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2005 decreased by $48,437 and $121,232, respectively as compared to the corresponding period in 2004. The decrease in management fees is due to lower average net assets during the three and six months ended June 30, 2005 as compared to the corresponding periods in 2004.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. There were no incentive fees earned for the three and six months ended June 30, 2005. Trading performance for the three and six months ended June 30, 2004 resulted in incentive fees of $0 and $1,522,062, respectively.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category at June 30, 2005 and the highest, lowest and average values during the three months ended June 30, 2005. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2005, the Partnership's total capitalization was $56,711,994. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

June 30, 2005
(Unaudited)

			Three months ended June 30, 2005
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average*
Currencies:
– Exchange Traded Contracts	$778,193	1.37%	$1,141,609	$115,082	$644,491
– OTC	630,662	1.11%	630,662	259,837	321,738
Energy	448,345	0.79%	1,568,712	68,539	630,508
Grains	279,100	0.49%	355,075	14,700	236,975
Interest Rates U.S.	511,016	0.90%	910,800	36,048	429,031
Interest Rates Non-U.S.	1,265,616	2.23%	1,731,834	404,303	1,129,436
Livestock	25,600	0.05%	26,400	800	16,533
Metals
– Exchange Traded Contracts	408,000	0.72%	485,000	30,000	211,333
– OTC	41,989	0.07%	561,965	27,918	69,932
Softs	100,474	0.18%	353,800	75,056	176,459
Indices	1,619,487	2.86%	2,341,472	357,163	906,432
Total	$6,108,482	10.77%

*	Average of month-end Values at Risk.

Item 4.    Controls and Procedures

The General Partner of the Partnership, with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) with respect to the Partnership within 90 days of the filing date of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Item, 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004 and under Part II, Item 1, "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

Enron-Related Civil Actions

On June 13, 2005, Citigroup announced a settlement of the Enron class action litigation (Newby, et al. v. Enron Corp., et al.) currently pending in the United States District Court for the Southern District of Texas, Houston Division. This settlement resolves all claims against Citigroup brought on behalf of the class of purchasers of publicly traded equity and debt securities issued by Enron and Enron-related entities between September 9, 1997 and December 2, 2001. The settlement, which involves a pre-tax payment of $2.0 billion to the settlement class, is fully covered by Citigroup's existing litigation reserves. It is subject to approval by the Board of Regents of the University of California (the lead plaintiff), the Citigroup Board and the District Court in Texas.

Mutual Funds

On May 31, 2005, Citigroup announced that Smith Barney Fund Management LLC and Citigroup Global Markets completed a settlement with the SEC resolving an investigation by the SEC into matters relating to arrangements between certain Smith Barney mutual funds, an affiliated transfer agent and an unaffiliated sub-transfer agent. Under the terms of the settlement, Citigroup agreed to pay fines totaling $208.1 million. The settlement, in which Citigroup neither admitted nor denied any wrongdoing or liability, includes allegations of willful misconduct by Smith Barney Fund Management LLC and Citigroup Global Markets in failing to disclose aspects of the transfer agent arrangements to certain mutual fund investors.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2005 – April 30, 2005	588.3031	$1,284.82	N/A	N/A
May 1, 2005 – May 31, 2005	444.1848	$1,318.63	N/A	N/A
June 1, 2005 – June 30, 2005	352.9001	$1,382.70	N/A	N/A
Total	1,385.3880	$1,328.72	N/A	N/A

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

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
By:	Citigroup Managed Futures LLC (General Partner)
By:	/s/David J. Vogel David J. Vogel President and Director
Date:	August 15, 2005
By:	/s/ Daniel R. McAuliffe, Jr. Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date: August 15, 2005