Form 10-Q
period 2005-09-30
SMITH BARNEY DIVERSIFIED FUTURES FUND L P II
filed 2005-11-14
CIK 923660

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR (   ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2005

Commission File Number 0-22491

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II

(Exact name of registrant as specified in its charter)

New York	13-3769020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Citigroup Managed Futures LLC
731 Lexington Ave – 25th FL
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

Yes          No  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No  X

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at September 30, 2005 and December 31, 2004 (unaudited)	3
	Condensed Schedules of Investments at September 30, 2005 and December 31, 2004 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners' Capital for the three and nine months ended September 30, 2005 and 2004 (unaudited)	6
	Statements of Cash Flows for the three and nine months ended September 30, 2005 and 2004 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 12
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13 – 15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16 – 17
Item 4.	Controls and Procedures	18
PART II - Other Information		19

PART I

Item 1. Financial Statements

Smith Barney Diversified Futures Fund L.P. II
Statements of Financial Condition
(Unaudited)

	September 30, 2005	December 31, 2004
Assets:
Investment in Partnerships, at fair value	$28,784,637	$—
Equity in commodity futures trading account:
Cash (restricted $2,057,787 and $10,268,476 in 2005 and 2004, respectively)	29,551,991	63,248,424
Net unrealized appreciation on open futures positions	491,686	1,695,113
Unrealized appreciation on open forward contracts	326,330	2,134,245
	59,154,644	67,077,782
Interest receivable	62,407	83,848
	$59,217,051	$67,161,630
Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$177,024	$1,815,840
Accrued expenses:
Commissions	291,156	332,085
Management fees	96,482	110,036
Incentive fees	452,507	—
Other	55,650	57,270
Redemptions payable	340,316	293,135
	1,413,135	2,608,366
Partners' Capital:
General Partner, 884.3120 Unit equivalents outstanding in 2005 and 2004	1,285,144	1,318,412
Limited Partners, 38,890.8517 and 42,414.1216 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004, respectively	56,518,772	63,234,852
	57,803,916	64,553,264
	$59,217,051	$67,161,630

See Accompanying Notes to Financial Statements.

Smith Barney Diversified Futures Fund L.P. II
Condensed Schedule of Investments
September 30, 2005
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Futures contracts purchased (0.00%)*	$(2,880)
	Futures contracts sold 0.26%	153,436
	Total Futures contracts 0.26%	150,556

	Unrealized appreciation on forward contracts 0.26%	151,161
	Unrealized depreciation on forward contracts (0.11)%	(64,378)
	Total Forward positions 0.15%	86,783
Total Currencies 0.41%		237,339
Energy
	Futures contracts purchased 0.01%	6,109
	Futures contracts sold 0.00%*	1,832
Total Energy 0.01%		7,941
Grains
	Futures contracts purchased 0.00%*	575
	Futures contracts sold 0.00%*	2,474
Total Grains 0.00%*		3,049
Interest Rates U.S.
	Futures contracts purchased (0.01)%	(3,343)
	Futures contracts sold 0.25%	143,265
Total Interest Rates U.S. 0.24%		139,922
Interest Rates non-U.S.
	Futures contracts purchased (0.00)%*	(1,766)
	Futures contracts sold 0.10%	59,120
Total Interest Rates non-U.S. 0.10%		57,354
Metals
	Futures contracts purchased 0.03%	14,780
	Unrealized appreciation on forward contracts 0.30%	175,169
	Unrealized depreciation on forward contracts (0.19)%	(112,646)
	Total forward contracts 0.11%	62,523
Total Metals 0.14%		77,303
Softs
	Futures contracts purchased 0.06%	31,965
	Futures contracts sold (0.00)%*	(831)
Total Softs 0.06%		31,134
Indices
	Futures contracts purchased 0.14%	83,204
	Futures contracts sold 0.01%	3,746
Total Indices 0.15%		86,950
Investments in Partnerships
	CMF Campbell Master Fund L.P. 30.00%	17,339,188
	CMF Willowbridge Master Fund L.P. 19.80%	11,445,449
Total Investments in Partnerships 49.80%		28,784,637
Total Fair Value 50.91%		$29,425,629

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$2,134	0.01%
Canada	4,093	0.01
France	10,850	0.04
Germany	59,406	0.20
Hong Kong	4,177	0.01
Italy	(868)	(0.00) *
Japan	23,755	0.08
Spain	10,664	0.04
United Kingdom	73,653	0.25
United States	29,237,765	99.36
	$29,425,629	100.00%

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

See Accompanying Notes to Financial Statements.

Smith Barney Diversified Futures Fund L.P. II
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions and foreign currencies	$3,711,057	$(4,824,080)	$(325,895)	$993,183
Change in unrealized gains (losses) on open positions and Investment in Partnerships	719,860	3,507,856	2,251,160	(1,533,730)
	4,430,917	(1,316,224)	1,925,265	(540,547)
Interest income	183,407	161,698	583,877	412,438
	4,614,324	(1,154,526)	2,509,142	(128,109)

Expenses:
Brokerage commissions including clearing fees of $98,744, $35,884, $312,214 and $132,704, respectively	1,014,387	998,080	3,056,382	3,251,035
Management fees	290,313	300,395	861,217	992,531
Incentive fees	452,507	—	452,507	1,522,062
Other expenses	14,425	15,246	68,925	63,088
	1,771,632	1,313,721	4,439,031	5,828,716

Net income (loss)	2,842,692	(2,468,247)	(1,929,889)	(5,956,825)

Redemptions — Limited Partners	(1,750,770)	(1,649,981)	(4,819,459)	(4,011,815)

Net increase (decrease) in Partners' capital	1,091,922	(4,118,228)	(6,749,348)	(9,968,640)

Partners' capital, beginning of period	56,711,994	62,425,316	64,553,264	68,275,728

Partners' capital, end of period	$57,803,916	$58,307,088	$57,803,916	$58,307,088

Net asset value per Redeemable Unit (39,775.1637 and 44,207.1234 Redeemable Units outstanding at September 30, 2005 and 2004, respectively)	$1,453.27	$1,318.95	$1,453.27	$1,318.95

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$70.57	$(54.41)	$(37.62)	$(131.50)

See Accompanying Notes to Financial Statements.

Smith Barney Diversified Futures Fund L.P. II
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30
	2005	2004	2005	2004
Cash flows from operating activities:
Net income (loss)	$2,842,692	$(2,468,247)	$(1,929,889)	$(5,956,825)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	5,107,424	(1,699,545)	8,210,689	3,995,189
(Increase) decrease in investment in Partnership, at fair value	(10,621,189)	—	(28,784,637)	—
(Increase) decrease in net unrealized appreciation on open futures positions	1,047,367	(2,156,298)	1,203,427	677,703
(Increase) decrease in unrealized appreciation on open forward contracts	113,260	(694,749)	1,807,915	1,836,677
(Increase) decrease in interest receivable	8,958	(13,754)	21,441	(18,972)
Increase (decrease) in unrealized depreciation on open future positions	—	(474,395)	—	—
Increase (decrease) in unrealized depreciation on open forward contracts	(153,390)	(182,412)	(1,638,816)	(980,648)
Accrued expenses:
Increase (decrease) in commissions	6,846	(20,522)	(40,929)	(62,921)
Increase (decrease) in management fees	2,300	(6,814)	(13,554)	(20,893)
Increase (decrease) in incentive fees	452,507	—	452,507	(347,867)
Increase (decrease) in other	(17,635)	4,390	(1,620)	28,737
Net cash provided by (used in) operating activities	(1,210,860)	(7,712,346)	(20,713,466)	(849,820)
Cash flows from financing activities:
Payments for redemptions – Limited Partners	(1,898,409)	(1,681,559)	(4,772,278)	(3,920,486)
Net change in cash	(3,109,269)	(9,393,905)	(25,485,744)	(4,770,306)
Unrestricted cash, at beginning of period	30,603,473	57,662,770	52,979,948	53,039,171
Unrestricted cash, at end of period	$27,494,204	$48,268,865	$27,494,204	$48,268,865

See Accompanying Notes to Financial Statements.

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
September 30, 2005
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

Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). As of September 30, 2005, all trading decisions are made for the Partnership by Capital Fund Management SA, Graham Capital Management L.P., Campbell & Co., Inc. ("Campbell") and Willowbridge Associates Inc. (each an "Advisor" and collectively, the "Advisors").

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2005 and December 31, 2004, and the results of its operations and cash flows for the three and nine months ended September 30, 2005 and 2004. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net realized and unrealized gains (losses)*	$84.79	$(51.00)	$(18.11)	$(84.99)
Interest income	4.52	3.59	13.97	8.98
Expenses **	(18.74)	(7.00)	(33.48)	(55.49)
Increase (decrease) for the period	70.57	(54.41)	(37.62)	(131.50)
Net Asset Value per Redeemable Unit, beginning of period	1,382.70	1,373.36	1,490.89	1,450.45

Net Asset Value per Redeemable Unit, end of period	$1,453.27	$1,318.95	$1,453.27	$1,318.95

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
September 30, 2005
(Unaudited)

Financial Highlights (continued):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Ratio to average net assets: ***
Net investment loss before incentive fees ****	(7.9)%	(7.6)%	(7.9)%	(7.9)%

Operating expenses	9.2%	8.7%	9.2%	8.7%
Incentive fees	0.8%	—%	0.8%	2.3%
Total expenses	10.0%	8.7%	10.0%	11.0%

Total return:
Total return before incentive fees	5.9%	(4.0)%	(1.7)%	(6.7)%
Incentive fees	(0.8)%	—%	(0.8)%	(2.4)%
Total return after incentive fees	5.1%	(4.0)%	(2.5)%	(9.1)%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees).

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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values during the nine and twelve months ended September 30, 2005 and December 31, 2004, based on a monthly calculation, were $801,395 and $2,626,672, respectively. The fair values of these commodity interests, including options thereon, if applicable, at September 30, 2005 and December 31, 2004, were $640,992 and $2,013,518, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4.    Investment in Partnership:

Effective January 1, 2005, the assets allocated to Campbell for trading were invested in the CMF Campbell Master Fund L.P. ("Campbell Master"), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 18,800.3931 Units of Campbell Master with cash equal to $18,587,905 and a contribution of open commodity futures and forward positions with a fair

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
September 30, 2005
(Unaudited)

value of $212,488. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using Campbell's Financials, Metals and Energy portfolio ("FME"), to invest together in one trading vehicle. The General Partner of the Partnership is the Managing Member of Campbell Master. Individual and pooled accounts currently managed by Campbell, including the Partnership (collectively, the "Feeder Funds"), are permitted to be a non-managing member of Campbell Master. The General Partner and Campbell believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Campbell Master are approximately the same and redemption rights are not affected.

Effective July 1, 2005, the assets allocated to Willowbridge for trading were invested in the CMF Willowbridge Master Fund L.P. ("Willowbridge Master"), a limited liability partnership organized under the partnership laws of the State of New York. The partnership purchased 10,980.9796 Units of Willowbridge Master with cash equal to $ 9,895,326 and a contribution of open commodity futures and forward positions with a fair value of $1,085,654. Willowbridge Master was formed in order to permit commodity pools managed now or in the future by using Willowbridge's Argo Trading Program, to invest together in one trading vehicle. The General Partner is the Managing Member of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership (collectively, the "Feeder Funds") are permitted to be a non-managing member of Willowbridge Master. The General Partner and Willowbridge believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Willowbridge Master are approximately the same and redemption rights are not affected.

Campbell Master's and Willowbridge Master's trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. Campbell Master and Willowbridge Master engage in such trading through a commodity brokerage account maintained with CGM.

A non-managing member/limited partner may withdraw all or part of its capital contribution and undistributed profits, if any, from Campbell Master and Willowbridge Master (the "Master Funds") in multiples of the net asset value per unit of limited partnership interest as of the last day of a month after a request for redemption has been made to the managing Member/General Partner at least 3 days in advance of month-end.

Management and incentive fees are not directly charged to the investment presented below. These fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by Campbell Master and Willowbridge Master. All other fees, including CGM's direct brokerage commissions, are charged at the Partnership level.

As of September 30, 2005, the Partnership owns 5.6% and 6.8%, respectively, of Campbell Master and Willowbridge Master. The performance of the Partnership is directly affected by the performance of Campbell Master and Willowbridge Master. It is Campbell's and Willowbridge's intention to continue to invest the assets allocated to each by the Partnership in Campbell Master and Willowbridge Master. The performance of the Partnership is directly affected by the Performance of the Master Funds.

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
September 30, 2005
(Unaudited)

Summarized information reflecting the total assets, liabilities and capital for the Master Funds are shown in the following tables.

	September 30, 2005
	Investments' Total Assets	Investments' Total Liabilities	Investments' Total Capital	Investment Objective	Redemptions Permitted
Campbell Master	$327,642,354	$20,278,272	$307,364,082	FME Portfolio	Monthly
Willowbridge Master	167,925,751	367,651	167,558,100	Commodity Portfolio	Monthly
Total	$495,568,105	$20,645,923	$474,922,182

Summarized information reflecting the Partnership's investment in, and the operations of the Master Funds are shown in the following tables.

	September 30, 2005		For the three months ended September 30, 2005
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (loss)	Investment Objective	Redemption Permitted
				Commissions	Other
Campbell Master	30.00%	$17,339,188	$31,433	$6,568	$794	$24,071	FME Portfoilo	Monthly
Willowbridge Master	19.80%	11,445,449	635,577	14,174	1,032	620,371	Commodity Portfoilo	Monthly
Total		$28,784,637	$667,010	$20,742	$1,826	$644,442

	September 30, 2005		For the nine months ended September 30, 2005
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (loss)	Investment Objective	Redemption Permitted
				Commissions	Other
Campbell Master	30.00	$17,339,188	$1,731,970	$21,338	$2,460	$1,708,172	FME Portfoilo	Monthly
Willowbridge Master	19.80%	11,445,449	635,577	14,174	1,032	620,371	Commodity Portfoilo	Monthly
Total		$28,784,637	$2,367,547	$35,512	$3,492	$2,328,543

5.    Financial Instrument Risks:

In the normal course of its business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange-traded instruments are standardized and include futures and certain options contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options.

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
September 30, 2005
(Unaudited)

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

The majority of these instruments mature within one year of September 30, 2005. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 2005.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits if any.

For the nine months ended September 30, 2005, Partnership capital decreased 10.5% from $64,553,264 to $57,803,916. This decrease was attributable to a net loss from operations of $1,929,889, coupled with the redemption of 3,523.2699 Redeemable Units of limited Partnership interest resulting in a outflow of $4,819,459. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership's third quarter of 2005 the net asset value per Redeemable Unit increased 5.1% from $1,382.70 to $1,453.27 as compared to a decrease of 4.0% in the third quarter of 2004. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2005 of $4,430,917. Gains were primarily attributable to the trading of commodity futures in energy, grains, metals and indices and were partially offset by losses in currencies, U.S. interest rates and

non-U.S. interest rates, softs and livestock. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2004 of $1,316,224. Losses were primarily attributable to the trading of commodity futures in currencies, livestock, indices, and softs and were partially offset by gains in energy, grains, U.S interest rates, non-U.S. interest rates and metals.

Third Quarter results reflect strong trends and profitable trading in the energy and stock index markets with directionless and volatile prices in interest rates and currencies producing losses, Periodic trading opportunities in metals and softs generated small gains. The overall net result was positive for the quarter.

The quarter started with reversing trends in U.S. and European fixed income instruments as yields began to rise prompted by U.S. central bank rate increases. This volatility continued through the remainder of the quarter and led to the greatest sector loss for the Partnership. The most profitable trends for the quarter, however, were in the energy markets as crude oil and natural gas prices rose to historic levels. Substantial profits were made in trading these markets which saw recent trends exacerbated by the impact of the two Gulf Coast hurricanes.

Prospects of improving economic conditions in Japan led to strong profits in Nikkei stock index trading and combined with solid second quarter corporate profits led to profits in U.S. stock index trading as well. Reducing some of these profits were smaller losses in foreign currency trading. The most notable event in this markets was the Chinese government's decision to unpeg the yuan from the U.S. dollar and its consequent upward revaluation. This led to near continuous adjustments in the relation of the major currencies throughout the quarter and range-bound trading in the U.S. dollar. While other commodity markets produced lackluster price trends, precious metals, particularly gold rose to over $400 an ounce, its highest level in 15 years and produced additional profits for the Partnership's Advisors.

During the Partnership's nine months ended September 30, 2005, the net asset value per Redeemable Unit decreased 2.5% from $1,490.89 to $1,453.27 as compared to a decrease of 9.1% for the nine months ended September 30, 2004. The Partnership experienced a net trading gain before commissions and related fees for the nine months ended September 30, 2005 of $1,925,265. Gains were primarily attributable to the trading of commodity futures in energy, grains, non-U.S. interest rates and indices and were partially offset by losses in currencies, U.S. interest rates, livestock metals and softs. The Partnership experienced a net trading loss before brokerage commissions and related fees for the nine months ended September 30, 2004, of $540,547. Losses were primarily attributable to the trading of commodity futures in currencies, metals, softs, and indices and were partially offset by gains in energy, grains, U.S. interest rates, non-U.S. interest rates and livestock.

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

Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and nine months ended September 30, 2005 increased by $21,709 and $171,439, respectively as compared to the corresponding periods in 2004. This increase was due to an increase in interest rates during the three and nine months ended September 30, 2005 as compared to the corresponding periods in 2004.

Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and nine months ended September 30, 2005 increased by $16,307 and decreased by $194,653 as compared to the corresponding periods in 2004. The decrease in brokerage commissions and fees is due to lower average net assets during the nine months ended September 30, 2005 as compared to the corresponding period in 2004.

Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2005 decreased by $10,082 and $131,314, respectively as compared to the corresponding period in 2004. The decrease in management fees is due to lower average net assets during the three and nine months ended September 30, 2005 as compared to the corresponding periods in 2004.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2005 resulted in incentive fees of $452,507. Trading performance for the three and nine months ended September 30, 2004 resulted in incentive fees of $0 and $1,522,062, respectively.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2005 and the highest, lowest and average values during the three months ended September 30, 2005. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2005, the Partnership's total capitalization was $57,803,916. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

September 30, 2005
(Unaudited)

			Three months ended September 30, 2005
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– Exchange	$218,785	0.38%	$512,238	$63,594	$183,826
– OTC	203,176	0.35%	623,213	57,577	301,955
Energy	126,126	0.22%	594,291	77,712	194,652
Grains	4,750	0.01%	32,300	4,750	12,923
Interest Rates U.S.	253,275	0.44%	587,750	22,369	200,529
Interest Rates Non-U.S.	260,872	0.45%	1,165,649	144,332	413,365
Metals
– Exchange Traded Contracts	11,000	0.02%	13,000	—	3,667
– OTC	49,225	0.08%	106,780	24,459	76,178
Softs	35,051	0.06%	52,147	9,284	31,681
Indices	605,564	1.05%	2,134,797	573,575	928,924
Total	$1,767,824	3.06%

*	Average of month-end Values at Risk.

Item 4.    Controls and Procedures

The General Partner of the Partnership, with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) with respect to the Partnership as of the end of the period covered by the report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls during the registrant's last fiscal quarter, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Item, 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004 and under Part II, Item 1, "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005.

Enron Corp.

On August 4, 2005, a breach of contract action was filed in the United States District Court for the Southern District of New York, WESTPAC BANKING CORPORATION v. CITIBANK, N.A. The complaint alleges that Citibank breached a representation and warranty in a Credit Default Swap agreement entered into in December 2000 concerning Enron.

On August 26, 2005, a group of 15 plaintiffs filed an action in the United States District Court for the Southern District of Texas, AVENUE CAPITAL MANAGEMENT II, L.P., ET AL. v. J.P. MORGAN-CHASE & CO., ET AL. The complaint names as defendants Citigroup Inc., Citibank, N.A., Citigroup Global Markets Inc., and several J.P. Morgan entities and alleges fraud, breach of fiduciary duty and breach of contract arising out of Enron bank debt incurred under two syndicated revolving credit facilities and a syndicated letter of credit facility.

WorldCom, Inc.

In STURM, ET AL. v. CITIGROUP, ET AL., an NASD arbitration seeking very significant compensatory and punitive damages, Claimants' common law claims, including fraud, arising out of alleged research analyst conflicts of interest related to SSB research coverage of WorldCom, were heard this quarter.

Citigroup, along with other financial institution defendants, entered into a settlement in NEW YORK CITY EMPLOYEES' RETIREMENT SYSTEM v. EBBERS, ET AL., resolving all claims against the Citigroup-related defendants in this WorldCom-related action, which was brought by a plaintiff that opted out of the settlement of the WorldCom class action. The settlement amount is covered by existing litigation reserves.

Citigroup along with other financial institutions and other defendants, entered into a settlement resolving all claims against the Citigroup-related defendants in 32 individual actions filed by a single law firm on behalf of 70 institutional plaintiffs that have opted out of the WorldCom class action settlement. Plaintiffs in these actions asserted various claims under federal and state law, including, among other things, federal and state securities claims, fraud, negligent misrepresentation and breach of fiduciary duty, in connection with the Citigroup-related defendants' research coverage, and underwriting of WorldCom securities. The settlement amount is covered by existing litigation reserves.

Global Crossing

On September 12, 2005, Citigroup entered into a settlement with the Global Crossing Estate Representative, resolving all claims pending in United States Bankruptcy Court for the Southern District of New York against the Citigroup-related defendants. The settlement amount is covered by existing litigation reserves.

Research

On September 27, 2005, Citigroup entered into a memorandum of agreement settling all claims against the Citigroup-related defendants in IN RE SALOMON ANALYST AT&T LITIGATION, a putative class action alleging research analyst conflicts of interest. The settlement amount is covered by existing litigation reserves. The settlement is subject to judicial approval.

On September 22, 2005, Citigroup reached an agreement-in-principle to settle all claims against the Citigroup-related defendants in NORMAN v. SALOMON SMITH BARNEY, ET AL., a putative class action asserting violations of the Investment Advisers Act of 1940 and various common law claims in connection with certain investors who maintained guided portfolio management accounts at Smith Barney. The settlement amount is covered by existing litigation reserves. The settlement is subject to judicial approval.

On August 17, 2005, in DISHER v. CITIGROUP GLOBAL MARKETS INC., the United States Court of Appeals for the Seventh Circuit reversed the district court's grant of plaintiffs' motion to remand the case to state court, and directed the district court to dismiss the case as preempted under the Securities Litigation Uniform Standards Act ("SLUSA"). The United States Supreme Court has granted review in another case involving SLUSA that may affect the Seventh Circuit's dismissal of the Disher matter.

Adelphia

In May and July of 2005, the United States District Court for the Southern District of New York granted motions to dismiss several claims, based on the running of applicable statute of limitations, asserted in the putative class and individual actions being coordinated under IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION. With the exception of one individual action that was dismissed with prejudice, the court granted the putative class and individual plaintiffs leave to re-plead certain of those claims the court found to be time-barred. Additional motions to dismiss the class complaint and the remaining individual complaints on other grounds remain pending.

IPO Securities Litigation

On June 30, 2005, the United States Court of Appeals for the Second Circuit entered an order in IN RE INITIAL PUBLIC OFFERING SECURITIES LITIGATION agreeing to review the district court's order granting plaintiffs' motion for class certification.

IPO Antitrust Litigation

On September 28, 2005 the United States Court of Appeals for the Second Circuit in IN RE INITIAL PUBLIC OFFERING ANTITRUST LITIGATION vacated the district court's order dismissing these actions and remanded for further proceedings.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2005 – July 31, 2005	391.2877	$1,354.04	N/A	N/A
August 1, 2005 – August 31, 2005	614.9216	$1,432.11	N/A	N/A
September 1, 2005 – September 30, 2005	234.1724	$1,453.27	N/A	N/A
Total	1,240.3817	$1,413.14	N/A	N/A

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

21

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
By:	Citigroup Managed Futures LLC (General Partner)
By:	/s/David J. Vogel David J. Vogel President and Director
Date:	November 14, 2005
By:	/s/ Daniel R. McAuliffe, Jr. Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	November 14, 2005