Form 10-K
period 2005-12-31
SMITH BARNEY DIVERSIFIED FUTURES FUND L P II
filed 2006-03-30
CIK 923660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the year ended December 31, 2005

Commission File Number 0-22491

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II

(Exact name of registrant as specified in its charter)

New York	13-3769020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Citigroup Managed Futures LLC
731 Lexington Ave - 25th Fl.
New York, New York 10022

(Address and Zip Code of principal executive offices)

(212) 559-2011

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Redeemable Units of Limited Partnership Interest

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes             No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes             No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer          Accelerated filer          Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes             No X

Limited Partnership Redeemable Units with an aggregate value of $55,489,256 were outstanding and held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter.

As of February 28, 2006, 36,832.5996 Limited Partnership Redeemable Units were outstanding.

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

Citigroup Managed Futures LLC, acts as the general partner (the "General Partner") of the Partnership. Sales of additional Redeemable Units and additional General Partner contributions and redemptions of Redeemable Units for the year ended December 31, 2005 are reported in the Statement of Changes in Partners' Capital on page F-8 under "Item 8. Financial Statements and Supplementary Data."

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

Effective January 1, 2005, the assets allocated to Campbell and Company Inc. ("Campbell") for trading were invested in the CMF Campbell Master Fund L.P. ("Campbell Master"), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 18,800.3931 Redeemable Units of Campbell Master with cash equal to $18,587,905 and a contribution of open commodity futures and forward positions with a fair value of $212,488. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using Campbell's Financials, Metals and Energy portfolio ("FME"), to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of Campbell Master. Individual and pooled accounts currently managed by Campbell, including the Partnership, are permitted to be a limited partner of Campbell Master. The General Partner and Campbell believe that trading through this structure should promote efficiency and economy in the trading process.

Effective July 1, 2005, the assets allocated to Willowbridge Associates Inc. ("Willowbridge") for trading were invested in the CMF Willowbridge Argo Master Fund L.P. ("Willowbridge Master"), a

limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 10,980.9796 Redeemable Units of Willowbridge Master with cash equal to $9,895,326 and a contribution of open commodity futures and forward positions with a fair value of $1,085,654. Willowbridge Master was formed in order to permit commodity pools managed now or in the future by Willowbridge using its Argo Trading Program to invest together in one trading vehicle. The General Partner is the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership are permitted to be a limited partner of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process.

Campbell Master's and Willowbridge Master's trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. Campbell Master and Willowbridge Master engage in such trading through a commodity brokerage account maintained with CGM.

A limited partner may withdraw all or part of its capital contribution and undistributed profits, if any, from Campbell Master and Willowbridge Master (the "Master Funds") in multiples of the net asset value per unit of limited partnership interest as of the last day of a month after a request for redemption has been made to the General Partner at least 3 days in advance of month-end.

Management and incentive fees are not directly charged to the investment presented below. These fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master Funds. All other fees, including CGM's direct brokerage commissions, are charged at the Partnership level.

As of December 31, 2005, the Partnership owns 5.4% and 6.6%, respectively, of Campbell Master and Willowbridge Master. The performance of the Partnership is directly affected by the performance of Campbell Master and Willowbridge Master. It is Campbell's and Willowbridge's intention to continue to invest the assets allocated to each by the Partnership in Campbell Master and Willowbridge Master. The performance of the Partnership is directly affected by the performance of the Master Funds. Expenses to investors as a result of the investment in the Master Funds are approximately the same and redemption rights are not affected.

As of December 31, 2005, all commodity trading decisions are made for the Partnership by Graham Capital Management L.P. ("Graham"), Campbell, Willowbridge, and Capital Fund Management ("CFM") (collectively, the "Advisors"). None of the Advisors are affiliated with the General Partner or CGM. The Advisors are not responsible for the organization or operation of the Partnership.

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

(b)    Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests (including, but not limited to, futures contracts, options and forward contracts on U.S. Treasury Bills, other financial instruments, foreign currencies, stock indices and physical commodities). The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 2005, 2004, 2003 2002, and 2001 is set forth under "Item 6. Selected Financial Data." The Partnership's capital as of December 31, 2005, was $57,739,377.

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

Item 1A.    Risk Factors.

The trading of commodity interests is speculative, volatile and involves a high degree of leverage. A small change in the market price of a commodity interest contract can produce major losses for the Partnership.

Due to the speculative nature of trading commodity interests, an investor could lose all of its investment in the Partnership.

Regardless of its trading performance, the Partnership will incur fees and expenses, including brokerage and management fees. Substantial incentive fees may be paid to one or more of the trading advisors even if the Partnership experiences a net loss for the full year.

An investor's ability to redeem units is limited and no market exists for the units.

The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:

1.	The General Partner and commodity broker are affiliates;

2.	Each of the trading advisor(s), the commodity broker and their principals and affiliates may trade in commodity interests for their own accounts; and

3.	Smith Barney financial advisors will receive ongoing compensation for providing services to an investor's account.

The Partnership will not provide any benefit of diversification of an investor's overall portfolio unless it is profitable and produces returns that are independent from stock and bond market returns.

The advisors' trading strategies may not perform as they have performed in the past. The advisors have from time to time incurred substantial losses in trading on behalf of clients.

Investors are taxed on their share of the Partnership's income, even though the Partnership does not intend to make any distributions.

The General Partner at any time may select and allocate the Partnership's assets to undisclosed advisors. Investors may not be advised of such changes in advance. Investors must rely on the ability of the General Partner to select advisors and allocate assets among them.

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

Regulatory Matters

Both the Department of Labor and the Internal Revenue Service ("IRS") have advised Citigroup Global Markets that they were or are reviewing transactions in which Ameritech Pension Trust purchased from Citigroup Global Markets and certain affiliates approximately $20.9 million in participations in a portfolio of motels owned by Motels of America, Inc. and Best Inns, Inc. With respect to the IRS review, Citigroup Global Markets and certain affiliated entities have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989.

IPO Regulatory Inquiries

Since April 2002, Citigroup Global Markets and several other broker dealers have received subpoenas and/or requests for information from various governmental and self-regulatory agencies and Congressional committees as part of their research on IPO allocation inquiries. With respect to issues raised by the NASD, the NYSE and the SEC about Citigroup Global Markets' and other firms' e-mail retention practices, Citigroup Global Markets and several other broker/dealers and the NASD, the NYSE and the SEC entered into a settlement agreement in December 2002. Citigroup Global Markets agreed to pay a penalty in the amount of $1.65 million and did not admit any wrongdoing. No individuals from Citigroup Global Markets have been charged in the IPO allocation proceedings.

IPO Civil Litigation

In April 2002, consolidated amended complaints were filed against Citigroup Global Markets and other investment banks named in numerous alleged class actions filed in the United States District Court for the Southern District of New York, alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. On February 19, 2003, the Court issued an opinion denying defendants' motion to dismiss.

On October 13, 2004, the court granted in part the motion to certify class actions for six focus cases in the securities litigation. Citigroup Global Markets is not a defendant in any of the six focus cases. The underwriter defendants in the focus cases have filed a petition to the United States Court of Appeals for the Second Circuit seeking review of this decision.

On June 30, 2005, the United States Court of Appeals for the Second Circuit entered an order in In Re: Initial Public Offering Securities Litigation agreeing to review the district court's order granting plaintiffs' motion for class certification.

Also filed in the Southern District of New York against Citigroup Global Markets and other investment banks were several alleged class actions that were consolidated into a single class action alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. On November 3, 2003, the court granted Citigroup Global Markets' motion to dismiss the consolidated amended complaint in the antitrust case. On September 28, 2005, the United States Court of Appeals for the Second Circuit in In Re: Initial Public Offering Antitrust Litigation vacated the district court's order dismissing these actions and remanded for further proceedings.

Research Settlement

On April 28, 2003, Citigroup Global Markets announced final agreements with the SEC, the NASD, the NYSE and the New York Attorney General (as lead state among the 50 states, the District of Columbia and Puerto Rico) to resolve on a civil basis all of their outstanding investigations into its research and IPO allocation and distribution practices (the "Research Settlement"). As part of the Research Settlement, Citigroup Global Markets has consented to the entry of (1) an injunction under the federal securities laws to be entered in the United States District Court for the Southern District of New York, barring Citigroup Global Markets from violating provisions of the federal securities laws and related NASD and NYSE rules relating to research, certain IPO allocation practices, the safeguarding of material nonpublic information, and the maintenance of required books and records and requiring Citigroup Global Markets to adopt and enforce new restrictions on the operation of research; (2) an NASD Acceptance Waiver and Consent requiring Citigroup Global Markets to cease and desist from violations of corresponding NASD rules and requiring Citigroup Global Markets to adopt and enforce the same new restrictions; (3) an NYSE Stipulation and Consent requiring Citigroup Global Markets to cease and desist from violations of corresponding NYSE rules and requiring Citigroup Global Markets to adopt and enforce the same new restrictions; and (4) an Assurance of Discontinuance with the New York Attorney General containing substantially the same or similar restrictions. The Research Settlement requires Citigroup Global Markets to pay $300 million for retrospective relief, plus $25 million for investor education, and commit to spend $75 million to provide independent third-party research to its clients at no charge. Citigroup Global Markets reached these final settlement agreements without admitting or denying any wrongdoing or liability. The Research Settlement does not establish wrongdoing or liability for purposes of any other proceeding. The $300 million was accrued during the fourth quarter of 2002.

To effectuate the Research Settlement, the SEC filed a Complaint and Final Judgment in the United States District Court for the Southern District of New York. On October 31, 2003, final judgment was entered against Citigroup Global Markets and nine other investment banks. The NASD has accepted the Letter of Acceptance, Waiver and Consent entered into with Citigroup Global Markets in connection with the Research Settlement. In May 2003, the NYSE advised Citigroup Global Markets that the Hearing Panel's Decision, in which it accepted the Research Settlement, had become final. As required by the Research Settlement, Citigroup Global Markets also has entered into separate settlement agreements with numerous states and certain U.S. territories.

Several individual actions have been filed against Citigroup and Citigroup Global Markets relating to, among other things, research on Qwest Communications International, Inc. alleging violations of state and federal securities laws.

Enron Regulatory Settlement

On July 28, 2003, Citigroup (Citigroup Global Markets' ultimate parent) entered into a final settlement agreement with the SEC to resolve the SEC's outstanding investigations into Citigroup transactions with Enron Corp. and Dynegy Inc. Pursuant to the settlement, Citigroup has, among other terms, (1) consented to the entry of an administrative cease and desist order, which bars Citigroup from committing or causing violations of provisions of the federal securities laws, and (2) agreed to pay $120 million ($101.25 million allocable to Enron and $18.75 million allocable to Dynegy). Citigroup entered into this settlement without admitting or denying any wrongdoing or liability, and the settlement does not establish wrongdoing or liability for purposes of any other proceeding. On July 28, 2003, Citibank, N.A. entered into an agreement with the Office of the Comptroller of the Currency ("OCC") and Citigroup entered into an agreement with the Federal Reserve Bank of New York ("FED") to resolve their inquiries into certain of Citigroup's transactions with Enron. Pursuant to the agreements, Citibank and Citigroup have agreed to submit plans to the OCC and FED, respectively, regarding the handling of complex structured finance transactions. Also on July 28, 2003, Citigroup entered into a settlement agreement with the Manhattan District Attorney's Office to resolve its investigation into certain of Citigroup's transactions with Enron. Pursuant to that settlement, Citigroup has agreed to pay $25.5 million and to abide by its agreements with the SEC, OCC and FED.

Enron-Related Civil Actions

Citigroup Global Markets, Citigroup and various other Citigroup-related entities have been named as defendants in over 20 civil lawsuits pending in state and federal courts throughout the United States, alleging claims against Citigroup and Citigroup Global Markets based on their dealings with Enron. The majority of these cases have been brought by purchasers and sellers of Enron equity and debt securities and Enron-linked securities. Many of the plaintiffs in these actions are large, institutional investors that had substantial Enron and Enron-linked holdings. The lawsuits collectively allege as against Citigroup and/or its affiliates and subsidiaries, among other things, federal securities fraud, state law claims of negligent misrepresentation, fraud, breach of fiduciary duty, aiding and abetting a breach of fiduciary duty and related claims. In most of these lawsuits, Citigroup is named as a co-defendant along with other investment banks alleged to have had dealings with Enron. The majority of cases pending in the federal courts have been, or are in the process of being, consolidated before a single judge in the United States District Court for the Southern District of Texas. In addition, in five adversary proceedings in the Enron Chapter 11 bankruptcy, Enron and, in one case, its co-debtor affiliates and subsidiaries, and the Official Committee of Unsecured Creditors of Enron Corp., et al., have named Citigroup and/or its affiliates or subsidiaries as defendants.

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

In April 2005, Citigroup, along with other financial institution defendants, reached an agreement-in-principle to settle four state-court actions brought by various investment funds, which were not previously consolidated or coordinated with other actions. The four cases are OCM Opportunities Fund III, L.P., et al. v. Citigroup Inc., et al.; Pacific Investment Management Co. LLC, et al. v. Citigroup Inc., et al.; AUSA Life Insurance v. Citigroup Inc., et al. and Principal Global Investors v. Citigroup Inc., et al. The amounts to be paid in settlement of these actions are covered by existing litigation reserves.

On August 26, 2005, a group of 15 plaintiffs filed an action in the United States District Court for the Southern District of Texas (Avenue Capital Management II, L.P., et al. v. J.P. Morgan-Chase & Co., et al.). The complaint names as defendants Citigroup Inc., Citibank, N.A., Citigroup Global Markets, and several J.P. Morgan entities and alleges fraud, breach of fiduciary duty and breach of contract arising out of Enron bank debt incurred under two syndicated revolving credit facilities and a syndicated letter of credit facility.

Dynegy Inc.

On June 6, 2003, the complaint in a pre-existing alleged class action pending in the United States District Court for the Southern District of Texas (In Re: Dynegy Inc. Securities Litigation) brought by purchasers of publicly traded debt and equity securities of Dynegy Inc. was amended to add Citigroup, Citibank and Citigroup Global Markets as defendants. The plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against the Citigroup defendants. The Citigroup defendants filed a motion to dismiss in March 2004, which motion was granted by the District Court in October 2004. The court denied lead plaintiff's request for leave to appeal.

The court had also previously denied lead plaintiff's motion for leave to amend. No appeal was yet timely while the remainder of the case remained pending. On April 15, 2005, as part of a global settlement involving all defendants, Citigroup entered into a memorandum of understanding to settle this case. The amount to be paid in settlement is covered by existing litigation reserves.

WorldCom-Related Litigation

Citigroup, Citigroup Global Markets and certain executive officers and current and former employees have been named as defendants — along with twenty-two other investment banks, certain current and former WorldCom officers and directors, and WorldCom's former auditors — in a consolidated class action brought on behalf of individuals and entities who purchased or acquired publicly traded securities of WorldCom between April 29, 1999 and June 25, 2002 in In Re: Worldcom, Inc. Securities Litigation. The class action complaint asserts claims against Citigroup Global Markets under (i) Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, in connection with certain bond offerings in which it served as underwriter, and (ii) Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated under Section 10(b), alleging that it participated in the preparation and/or issuance of misleading WorldCom registration statements and disseminated misleading research reports concerning WorldCom stock. In 2003, the district court denied Citigroup Global Markets' motion to dismiss the consolidated class action complaint and granted the plaintiffs' motion for class certification.

Pursuant to an order entered May 28, 2003, the District Court consolidated approximately seventy-eight individual actions with the class action for pretrial proceedings. The claims asserted in these individual actions are substantially similar to the claims alleged in the class action and assert state and federal securities law claims based on Citigroup Global Markets' research reports concerning WorldCom and/or Citigroup Global Markets' role as an underwriter in WorldCom offerings. Plaintiffs in certain of these actions filed motions to remove their cases to state court. The District Court denied these motions and its rulings were upheld on appeal.

Numerous other actions asserting claims against Citigroup Global Markets in connection with its research reports about WorldCom and/or its role as an investment banker for WorldCom are pending in other federal and state courts around the country. These actions have been remanded to various state courts, are pending in other federal courts, or have been conditionally transferred to the United States District Court for the Southern District of New York to be consolidated with the class action. In addition to the court suits, actions asserting claims against Citigroup and certain of its affiliates relating to its WorldCom research reports are pending in numerous arbitrations around the country. These actions assert claims that are substantially similar to the claims asserted in the class action.

On May 10, 2004, Citigroup announced that it had agreed to pay $2.58 billion to settle the WorldCom class action suits. The United States District Court for the Southern District of New York granted approval of the proposed settlement on November 10, 2004.

On September 17, 2004, Weinstein, et al. v. Ebbers, et al., an alleged class action against Citigroup Global Markets and others brought on behalf of holders of WorldCom securities asserting claims based on, among other things, Citigroup Global Markets' research reports concerning WorldCom, was dismissed with prejudice in its entirety by the United States District Court for the Southern District of New York. The plaintiffs noticed an appeal of the dismissal to the United States Court of Appeals for the Second Circuit on October 15, 2004. The parties have reached an agreement in principle on the terms of a settlement of this action.

Citigroup and Citigroup Global Markets, along with a number of other defendants, have settled Retirement Systems of Alabama, et al. v. J.P. Morgan Chase & Co., et al., a WorldCom individual action that had been remanded to the Circuit Court of Montgomery County, Alabama. The settlement became final on September 30, 2004.

On June 28, 2004, the United States District Court for the Southern District of New York dismissed all claims under the Securities Act of 1933, as amended, and certain claims under the Securities Exchange Act of 1934 in In Re: Targets Securities Litigation, an alleged class action against Citigroup and Citigroup Global Markets and certain former employees, leaving only claims under the 1934 Act for purchases of Targeted Growth Enhanced Terms Securities With Respect to the Common Stock of MCI WorldCom, Inc. ("TARGETS") after July 30, 1999. On October 20, 2004, the parties signed a Memorandum of Understanding setting forth the terms of a settlement of all remaining claims in this action. The settlement was preliminarily approved by the Court on January 11, 2005.

A fairness hearing was held on November 5, 2004 in connection with the proposed class settlement between plaintiffs and the Citigroup-related defendants in In Re: Worldcom, Inc. Securities Litigation.

Citigroup, along with other financial institutions and other defendants, entered into settlements resolving certain claims against Citigroup-related defendants in a number of WorldCom-related actions. The settlement amounts are covered by existing litigation reserves.

Global Crossing

On or about January 28, 2003, the lead plaintiff in a consolidated alleged class action in the United States District Court for the Southern District of New York (In Re: Global Crossing, Ltd. Securities Litigation) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and Asia Global Crossing, which names as defendants, among others, Citigroup, Citigroup Global Markets, Citigroup Global Markets Holdings Inc. and certain executive officers and current and former employees. The alleged class action complaint asserts claims under the federal securities laws alleging that the defendants issued research reports without a reasonable basis in fact and failed to disclose conflicts of interest with Global Crossing in connection with published investment research. On March 22, 2004, the lead plaintiff amended its consolidated complaint to add claims on behalf of purchasers of the securities of Asia Global Crossing. The added claims assert causes of action under the federal securities laws and common law in connection with Citigroup Global Markets' research reports about Global Crossing and Asia Global Crossing and for Citigroup Global Markets' roles as an investment banker for Global Crossing and as an underwriter in the Global Crossing and Asia Global Crossing offerings. The Citigroup-related defendants moved to dismiss all of the claims against them on July 2, 2004. In March 2005, the plaintiffs and the Citigroup-related defendants reached a settlement of all claims against the Citigroup-related defendants, including both research and underwriting claims and claims concerning losses in both Global Crossing and Asia Global Crossing, for a total of $75 million. The Court granted preliminary approval of the settlement on March 8, 2005.

In addition, on or about January 27, 2004, the Global Crossing Estate Representative filed in the United States Bankruptcy Court for the Southern District of New York (i) an adversary proceeding asserting claims against, among others, Citigroup, Citigroup Global Markets and certain executive officers and current and former employees, under federal bankruptcy law and common law in connection with Citigroup Global Markets' research reports about Global Crossing and for its role as an underwriter in Global Crossing offerings, and (ii) an adversary proceeding against Citigroup and several other financial institutions seeking to rescind the payment of a $1 billion loan made to a subsidiary of Global Crossing. The Citigroup-related defendants moved to dismiss the former action on June 26, 2004, and the latter on May 28, 2004. The plaintiffs and the Citigroup-related defendants have since entered into a definitive settlement agreement in the In Re: Global Crossing, Ltd. Securities Litigation; the settlement was preliminarily approved by the Court on March 8, 2005. The amount to be paid in settlement is covered by existing litigation reserves.

In addition, actions asserting claims against Citigroup and certain of its affiliates relating to its Global Crossing research reports are pending in numerous arbitrations around the country. These arbitration proceedings assert claims that are substantially similar to the claims asserted in the alleged class action.

Adelphia Communications Corporation

On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation against certain lenders and investment banks, including Citigroup Global Markets, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the "Citigroup Parties"). The complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act and the common law. The complaint seeks equitable relief and an unspecified amount of compensatory and punitive damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia. In June 2004, motions to dismiss were filed with respect to the complaints of the Official Committee of Unsecured Creditors and the Equity Holders Committee. The motions are currently pending.

In addition, Citigroup Global Markets is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also asserted claims against Citigroup and Citibank, N.A. All of the complaints alleged violations of federal securities laws, and certain of the complaints also alleged violations of state securities laws and the common law. The complaints sought unspecified damages. In December 2003, a second amended complaint was filed and consolidated before the same judge of the United States District Court for the Southern District of New York.

In May and July of 2005, the United States District Court for the Southern District of New York dismissed several claims on statute of limitations grounds in the class and individual actions being coordinated under In Re: Adelphia Communications Corporation Securities and Derivatives Litigation. With the exception of one individual action that was dismissed with prejudice, the court granted the class and individual plaintiffs leave to re-plead certain of those claims the court found to be time-barred. Additional motions to dismiss the class complaint and the remaining individual complaints on other grounds remain pending.

Mutual Funds

Citigroup and certain of its affiliates have been named in several class action litigations pending in various federal district courts arising out of alleged violations of the federal securities laws, the Investment Company Act and the common law (including breach of fiduciary duty and unjust enrichment). The claims concern practices in connection with the sale of mutual funds, including allegations involving market timing, revenue sharing, incentive payments for the sale of proprietary funds, undisclosed breakpoint discounts for the sale of certain classes of funds, inappropriate share class recommendations and inappropriate fund investments. The litigations involving market timing have been consolidated under the MDL rules in the United States District Court for the District of Maryland, and the litigations involving revenue sharing, incentive payment and other issues have been consolidated in the United States District Court for the Southern District of New York. The plaintiffs in these litigations generally seek unspecified compensatory damages, rescissionary damages, injunctive relief, costs and fees. In the principal market timing cases that name Citigroup, a lead plaintiff has been appointed but that plaintiff has not yet filed an amended complaint. In the cases concerning revenue sharing, incentive payment and other issues, the lead plaintiff filed a consolidated and amended complaint on December 15, 2004.

Several issues in the mutual fund industry have come under the scrutiny of federal and state regulators. Citigroup has received subpoenas and other requests for information from various government regulators regarding market timing, financing, fees, sales practices and other mutual fund issues in connection with various investigations. Citigroup is cooperating with all such reviews. Additionally, Citigroup Global Markets has entered into a settlement agreement with the SEC with respect to revenue sharing and sales of classes of funds.

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

Research Analyst Litigation

Since May 2002, Citigroup Global Markets and certain executive officers and current and former employees have been named as defendants in numerous alleged class action complaints, individual actions, and arbitration demands by purchasers of various securities alleging that they violated federal securities law, including Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, and certain state laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including Global Crossing, Ltd., AT&T Corp., Level 3 Communications, Inc., Metromedia Fiber Network, Inc., XO Communications, Inc., Williams Communications Group Inc., and Focal Communications, Inc. The alleged class actions relating to research of these companies are pending before a single judge in the United States District Court for the Southern District of New York for coordinated proceedings. The Court has consolidated these actions into separate proceedings corresponding to the companies named above. On December 2, 2004, the Court granted in part and denied in part the Citigroup-related defendants' motions to dismiss the claims against it in the AT&T, Level 3, XO and Williams actions. On January 6, 2005, the Court granted in part and denied in part Citigroup's motion to dismiss the claims against it in the Metromedia action.

On September 27, 2005, Citigroup entered into a memorandum of agreement settling all claims against the Citigroup-related defendants in In Re: Salomon Analyst AT&T Litigation, a class action alleging research analyst conflicts of interest. The settlement amount is covered by existing litigation reserves. The settlement is subject to judicial approval.

In addition to the alleged research class actions, several individual actions have been filed against Citigroup and Citigroup Global Markets relating to, among other things, research on Qwest Communications International, Inc. These actions allege violations of state and federal securities laws in connection with Citigroup Global Markets' publication of research about Qwest and its underwriting of Qwest securities.

Two alleged class actions against Citigroup Global Markets asserting common law claims in connection with published investment research on behalf of Citigroup Global Markets customers have been dismissed by United States District Courts, one of which was affirmed by the United States Court of Appeals for the Ninth Circuit, and one of which is pending on appeal to the United States Courts of Appeals for the Third Circuit. Plaintiffs in the Ninth Circuit case have sought review by the United States Supreme Court; their request for an appeal to that Court is pending.

On September 22, 2005, Citigroup reached an agreement-in-principle to settle all claims against the Citigroup-related defendants in Norman v. Salomon Smith Barney, et al., a class action asserting violations of the Investment Advisers Act of 1940 and various common law claims in connection with certain investors who maintained guided portfolio management accounts at Smith Barney. The settlement amount is covered by existing litigation reserves. The settlement is subject to judicial approval.

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

In Sturm, et al. v. Citigroup, et al., an NASD arbitration seeking significant compensatory and punitive damages, claimants' asserted common law claims, including fraud, arising out of alleged research analyst conflicts of interest related to Citigroup Global Markets research coverage of WorldCom.

Supervisory Investigation

In May 2003, the SEC, NYSE and NASD issued a subpoena and letters to Citigroup Global Markets requesting documents and information with respect to their continuing investigation of individuals in connection with the supervision of the research and investment banking departments of Citigroup Global Markets. Other parties to the Research Settlement have received similar subpoenas and letters.

West Virginia Attorney General Suit

On June 23, 2003, the West Virginia Attorney General filed an action against Citigroup Global Markets and nine other firms that were parties to the Research Settlement. The West Virginia Attorney General alleges that the firms violated the West Virginia Consumer Credit and Protection Act in connection with their research activities and seeks monetary penalties.

Citigroup Shareholder Litigation

In July 2002, Citigroup, Citigroup Global Markets and certain officers were named as defendants in an alleged class action filed in the United States District Court for the Southern District of New York, brought on behalf of purchasers of Citigroup common stock between July 24, 1999 and July 23, 2002. The complaint seeks unspecified compensatory and punitive damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and for common law fraud. Fourteen virtually identical complaints have been filed and consolidated. The complaints allege that Citigroup misstated the extent of its Enron-related exposure, and that Citigroup's stock price fell once the true extent of Citigroup's Enron involvements became known. Plaintiffs filed an amended complaint on March 10, 2003, which incorporated the allegations in the 15 separate actions and added new material as well. The amended complaint focuses on certain transactions between Citigroup and Enron and alleged analyst conflicts of interest. The class period for the consolidated amended complaint is July 24, 1999 to December 11, 2002. On June 2, 2003, Citigroup filed a motion to dismiss the consolidated amended complaint. Plaintiffs' response was filed on July 30, and Citigroup's reply was filed on October 3, 2003. On August 10, 2004, Judge Swain granted Citigroup's motion to dismiss the consolidated amended complaint. The plaintiffs filed a notice of appeal in October 2004.

NASD Settlement

In November 2004, Citigroup Global Markets entered into a final agreement with the NASD to resolve the NASD's investigation into certain of its selling practices. Without admitting or denying any allegations or findings, Citigroup Global Markets accepted certain factual findings by the NASD that it (i) sold units in two managed futures funds to 45 customers for whom the investment was not suitable, (ii) failed to maintain records disclosing the basis upon which its investor suitability determinations were made and (iii) failed to adequately disclose the risks of investing in managed futures products on its website. Citigroup Global Markets consented to a censure and a fine of $275,000 and offered to redeem the investment of the customers for whom investment in the two managed futures funds was found not suitable.

In the course of its business, Citigroup Global Markets, as a major futures commission merchant and broker-dealer, is a party to various claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of Citigroup Global Markets.

Item 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units of Limited Partnership Interest.

Holders. The number of holders of Redeemable Units of Limited Partnership Interest as of December 31, 2005 was 2,253.

Dividends. The Partnership did not declare a distribution in 2005 or 2004.

Use of Proceeds.    There were no additional sales during the twelve months ended December 31, 2005. During the twelve months ended December 31, 2004 there were General Partner contributions representing 21.6705 Unit equivalents totaling $31,432. There were no additional sales during the twelve months ended December 31, 2003.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forward contracts.

Compensation Plans.    None

Item 6.    Selected Financial Data.

Realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in Net Asset Value per Redeemable Unit for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 and total assets at December 31, 2005, 2004, 2003, 2002 and 2001 were as follows:

	2005	2004	2003	2002	2001
Realized and unrealized trading gains (losses) net of brokerage commissions (including clearing fees) of $4,126,362, $4,322,086, $4,867,218, $4,514,105 and $5,109,439, respectively	$2,003,548	$3,868,542	$14,129,201	$14,296,353	$(5,744,771)

Interest income	803,510	635,140	569,919	799,484	2,121,645
	$2,807,058	$4,503,682	$14,699,120	$15,095,837	$(3,623,126)
Net income (loss)	$605,508	$1,598,257	$10,452,183	$10,902,122	$(6,137,603)

Increase (decrease) in Net Asset Value per Redeemable Unit	$25.88	$40.44	$199.53	$205.86	$(87.64)

Total assets	$59,855,686	$67,161,630	$71,276,280	$68,703,203	$68,118,842

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

The General Partner manages all business of the Partnership. The General Partner has delegated its responsibility for the investment of the Partnership's assets to Campbell & Company, Inc. ("Campbell"), Capital Fund Management SA ("CFM"), Graham Capital Management, L.P. ("Graham") and Willowbridge Associates, Inc. ("Willowbridge"), (collectively, the "Advisors"). The General Partner employs a team of approximately 20 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals use state-of-the-art technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of trading activity and reporting to limited partners and regulatory authorities. In selecting the Advisors for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements.

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

The programs traded by each Advisor on behalf of the Partnership are: Campbell – Financial, Metal & Energy Large Portfolio ("FME Large"), CFM – Discus Program ("Discus"), Graham – Global Diversified Program ("GDP") and Graham Selective Trading Program ("GST"), and Willowbridge – Argo and Vulcan Trading Systems. As of December 31, 2005, the Partnership's assets were allocated among the Advisors in the following approximate percentages: Campbell, 30%, CFM, 32%, Graham, 19%, and Willowbridge, 19%.

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

(a)    Liquidity.

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures positions, unrealized appreciation on open forward contracts, its investments in other partnerships and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material loss in liquidity.

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

No forecast can be made as to the level of redemptions in any given period. A limited partner may cause all of their Redeemable Units to be redeemed by the Partnership at the Net Asset Value thereof as of the last day of each month on ten days' written notice to the General Partner. No fee will be charged for redemptions. For the year ended December 31, 2005, 5,231.2307 Redeemable Units were redeemed totaling $7,419,395. For the year ended December 31, 2004, 3,795.4046 Redeemable Units were redeemed totaling $5,352,153. For the year ended December 31, 2003, 5,671.3005 Redeemable Units were redeemed totaling $8,154,406.

(c)    Results of Operations.

For the year ended December 31, 2005, the Net Asset Value per Redeemable Unit increased 1.7% from $1,490.89 to $1,516.77. For the year ended December 31, 2004 the Net Asset Value per Redeemable Unit increased 2.8% from $1,450.45 to $1,490.89. For the year ended December 31, 2003, the Net Asset Value per Redeemable Unit increased 16.0% from $1,250.92 to $1,450.45.

The Partnership experienced a net trading gain of $6,129,910 before commissions and expenses for the year ended December 31, 2005. Gains were primarily attributable to the trading of energy, U.S. and non-U.S. interest rates, metals and indices and were partially offset by the losses incurred in the trading of currencies, grains, livestock and softs.

The year 2005 was characterized by several events that made it generally difficult for the Partnership's Advisors to navigate the markets successfully and to retain profits when earned. Profits were earned in energy, metals, interest rates and stock indices while losses were incurred in currencies and agricultural markets. Over the course of the year, the general partner allocated partnership assets to Advisors, which tended to have shorter-term trading strategies in an effort to capitalize on evolving market conditions.

Crude oil and natural gas prices increased throughout the year dramatically reaching their peaks post Hurricanes Katrina and Rita. These markets provided extended trending patterns for the Partnership's Advisors and resulted in profits for the partnership.

Both the precious and base (industrial) metals sectors saw nearly uninterrupted rises in prices for the year which allowed the majority of the Partnership's Advisors to trade profitably. Of particular note was the price of gold which rose to over $500 an ounce by the end of the year. Base metals such as zinc, copper and aluminum also experienced substantial price increases as global demand and speculative trading spurred prices.

In financial markets, foreign stock market indices were the most profitable sector for the Partnership for the year as a resurging Japanese economy and positive political news in Europe propelled these markets out of long-term doldrums. Interest rate trading was positive with gains in both U.S. and non-U.S. contracts.

Currency trading was unprofitable with the focus being the U.S. dollar versus both European and Asian currencies. After a prolonged decline in 2004, the U.S. dollar defied expectations for further weakness and rallied in January resulting in losses for the advisors at the beginning of the year. The dollar continued strengthening through the second quarter but encountered a prolonged period of volatility at the beginning of the third quarter with the Chinese government's decision to revalue the Chinese yuan.

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

The year 2004 started strongly with many of the trends from late 2003 continuing into early 2004. Notably lower interest rates in the U.S. and other major countries fostered strong global economic growth and pressured commodity prices. These forces resulted in upward trends in many sectors, especially energy, metals and grains and provided profitable trading opportunities for the Partnership's advisors. These trends persisted until early March when economic indicators in the U.S. and China suggested rising inflation and markets reversed precipitously with higher interest rates, collapsing commodity prices and the dollar reversal.

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

With 2004 looking dismal going into the fall, the price of crude oil resumed its climb to $50 a barrel brought on by a deteriorating security situation in Iraq, Saudi Arabia political turmoil, and renewed threats of terrorism. Long positions in the energy sector contributed to profits towards the end of the third quarter and into the fourth quarter. Later in the fourth quarter the U.S. dollar began a precipitous slide toward $1.40 to the euro. These renewed trends in currency prices combined with declining interest rates and stronger global stock markets were favorable to the Partnership's advisors and provided a solidly profitable last three months of the year.

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

The Partnership's Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 2005, and the highest, lowest and average value at any point during the year. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2005, the Partnership's total capitalization was $57,739,377.

December 31, 2005

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average* Value at Risk
Currencies:
— Exchange Traded	$312,800	0.54%	$617,796	$136,544	$386,414
— OTC	242,913	0.42%	1,186,271	57,577	323,277
Energy	77,839	0.13%	1,568,712	48,620	477,557
Grains	2,825	0.01%	355,075	2,600	111,810
Interest Rates U.S.	97,221	0.17%	929,050	22,369	379,830
Interest Rates Non -U.S.	404,410	0.70%	1,731,834	132,720	706,504
Livestock	2,400	0.01%	58,300	800	9,563
Metals
— OTC	11,810	0.02%	561,965	10,802	153,727
Softs	19,588	0.03%	353,492	9,284	115,980
Indices	822,729	1.42%	2,791,360	294,025	1,132,281
Total	$1,994,535	3.45%

* Annual average based on month-end value at risk.

As of December 31, 2004, the Partnership's total capitalization was $64,553,264.

December 31, 2004

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average* Value at Risk
Currencies
— Exchange Traded	$691,200	1.07%	$1,301,984	$359,759	$697,350
— OTC	1,761,706	2.73%	1,761,706	470,744	881,520
Energy	597,540	0.93%	1,859,700	41,821	917,049
Grains	21,900	0.04%	534,950	8,800	189,601
Interest rates U.S.	502,650	0.78%	1,163,900	210,700	639,675
Interest rates Non-U.S.	1,034,608	1.60%	3,163,467	673,367	1,725,098
Livestock	15,200	0.02%	104,400	800	53,333
Metals
— Exchange Traded	181,500	0.28%	480,000	70,500	176,292
— OTC	354,465	0.55%	500,209	12,800	146,566
Softs	163,700	0.25%	257,987	3,400	132,787
Indices	3,203,747	4.96%	4,059,152	573,245	1,746,903
Total	$8,528,216	13.21%

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2005, by market sector.

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

Stock Indices.   The Partnership's primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2005, the Partnership's primary exposures were in stock indices on the Chicago Mercantile Exchange (U.S.) and the EUREX (Germany). The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)

Metals.   The Partnership's primary metal market exposure is to fluctuations in the price of aluminum, platinum and zinc.

Softs.   The Partnership's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Coffee, cotton and cocoa accounted for the substantial bulk of the Partnership's commodity exposure as of December 31, 2005.

Energy.   The Partnership's primary energy market exposure is to natural gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2005.

Foreign Currency Balances.   The Partnership's primary foreign currency balances are in Japanese yen, Euro dollar, British pounds and Swiss francs. The Advisor regularly converts foreign currency balances to U.S. dollars in an attempt to control the Partnership's non-trading risk.

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

Item 8.    Financial Statements and Supplementary Data.

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II

Page Number
Statement of Changes in Partners' Capital for the year ended December 31, 2005	F-35
Statement of Cash Flows for the year ended December 31, 2005	F-36
Notes to Financial Statements	F-37 − F-40
Selected Unaudited Quarterly Financial Data	F-41

To the Limited Partners of
Smith Barney Diversified Futures Fund L.P. II

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By: Daniel R. McAuliffe, Jr. Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, Smith Barney Diversified Futures Fund L.P. II
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Report of Independent Registered Public Accounting Firm

To the Partners of
Smith Barney Diversified Futures Fund L.P. II

We have audited the accompanying statements of financial condition of Smith Barney Diversified Futures Fund L.P. II (the "Partnership"), including the condensed schedules of investment, as of December 31, 2005 and 2004, and the related statements of income and expenses, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smith Barney Diversified Futures Fund L.P. II as of December 31, 2005 and 2004, and the results of its operations, changes in its partners' capital, and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

New York, New York
March 13, 2006

Smith Barney Diversified
Futures Fund L.P. II
Statements of Financial Condition
December 31, 2005 and 2004

	2005	2004
Assets:
Investments in Partnerships, at fair value	$28,908,505	$—
Equity in commodity futures trading account:
Cash (restricted $2,290,590 and $10,268,476, in 2005 and 2004, respectively) (Note 3c)	30,196,314	63,248,424
Net unrealized appreciation on open futures positions	204,096	1,695,113
Unrealized appreciation on open forward contracts	472,362	2,134,245
	59,781,277	67,077,782
Interest receivable (Note 3c)	74,409	83,848
	$59,855,686	$67,161,630
Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$308,472	$1,815,840
Accrued expenses:
Commissions (Note 3c)	303,446	332,085
Management fees (Note 3b)	100,540	110,036
Incentive fees (Note 3b)	497,394	—
Professional fees	38,556	37,522
Other	16,254	19,748
Redemptions payable (Note 5)	851,647	293,135
	2,116,309	2,608,366
Partners' capital (Notes 1 and 5)
General Partner, 884.3120 Unit equivalents outstanding in 2005 and 2004	1,341,298	1,318,412
Limited Partners, 37,182.8909 and 42,414.1216 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004, respectively	56,398,079	63,234,852
	57,739,377	64,553,264
	$59,855,686	$67,161,630

See accompanying notes to financial statements.

Smith Barney Diversified
Futures Fund L.P. II
Condensed Schedule of Investments
December 31, 2005

	Fair Value	% of Partners' Capital
Futures Contracts Purchased

Currencies	$(24,300)	(0.04)%
Energy	22,099	0.04
Grains	(987)	(0.00) *
Indices	(5,316)	(0.01)
Interest Rates Non-U.S.	54,366	0.09
Interest Rates U.S.	35,085	0.06
Livestock	(2,318)	(0.00) *
Metals	841	0.00 *
Softs	8,274	0.01
Total futures contracts purchased	87,744	0.15
Futures Contracts Sold
Currencies	38,888	0.07
Energy	(2,094)	(0.00) *
Grains	(4,000)	(0.01)
Indices	94,597	0.16
Interest Rates Non-U.S.	12,752	0.02
Interest Rates U.S.	(8,947)	(0.01)
Softs	(14,844)	(0.03)
Total futures contracts sold	116,352	0.20
Unrealized Appreciation on Forward Contracts
Currencies	210,967	0.37
Metals	261,395	0.45
Total unrealized appreciation on forward contracts	472,362	0.82
Unrealized Depreciation on Forward Contracts
Currencies	(150,798)	(0.26)
Metals	(157,674)	(0.27)
Total unrealized depreciation on forward contracts	(308,472)	(0.53)
Investment in Partnerships
CMF Willowbridge Argo Master Fund L.P.	11,215,353	19.42
CMF Campbell Master Fund L.P.	17,693,152	30.64
Total Investment in Partnerships	28,908,505	50.06
Total fair value	$29,276,491	50.70%

Percentages are based on Partners' capital unless otherwise indicated * Due to rounding.

See accompanying notes to financial statements.

Smith Barney Diversified
Futures Fund L.P. II
Condensed Schedule of Investments
December 31, 2004

	Fair Value	% of Partners' Capital
Futures Contracts Purchased

Currencies	$432,672	0.67%
Energy	(33,698)	(0.05)
Interest Rates U.S.	74,707	0.11
Interest Rates Non-U.S.	282,007	0.44
Metals	(21,440)	(0.03)
Softs	96,047	0.15
Indices	475,304	0.74

Total futures contracts purchased	1,305,599	2.03

Futures Contracts Sold

Currencies	24,888	0.04
Energy	293,608	0.45
Grains	(22,252)	(0.03)
Interest Rates U.S.	81,640	0.13
Interest Rates Non-U.S.	4,653	0.00 *
Livestock	17,132	0.03
Softs	(11,385)	(0.02)
Indices	1,230	0.00 *

Total futures contracts sold	389,514	0.60

Unrealized Appreciation on Forward Contracts

Currencies	1,866,625	2.89
Metals	267,620	0.41

Total unrealized appreciation on forward contracts	2,134,245	3.30

Unrealized Depreciation on Forward Contracts

Currencies	(1,536,667)	(2.38)
Metals	(279,173)	(0.43)

Total unrealized depreciation on forward contracts	(1,815,840)	(2.81)

Total fair value	$2,013,518	3.12%

Percentages are based on Partners' capital unless otherwise indicated * Due to rounding.

See accompanying notes to financial statements.

Smith Barney Diversified
Futures Fund L.P. II
Statements of Income and Expenses
for the years ended
December 31, 2005, 2004, and 2003

	2005	2004	2003
Income:
Net gains (losses) on trading of commodity interests:
Realized gains on closed positions and foreign currencies	$3,136,171	$10,224,679	$18,893,985
Change in unrealized gains (losses) on open positions	2,993,739	(2,034,051)	102,434
	6,129,910	8,190,628	18,996,419
Interest income (Note 3c)	803,510	635,140	569,919
	6,933,420	8,825,768	19,566,338
Expenses:
Brokerage commissions including clearing fees of $422,596, $195,363, and $276,506, respectively (Note 3c)	4,126,362	4,322,086	4,867,218
Management fees (Note 3b)	1,166,141	1,311,722	1,492,670
Incentive fees (Note 3b)	949,901	1,522,062	2,663,950
Professional fees	51,660	45,348	67,078
Other expenses	33,848	26,293	23,239
	6,327,912	7,227,511	9,114,155
Net income	$605,508	$1,598,257	$10,452,183
Net income per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent (Notes 1 and 6)	$25.88	$40.44	$199.53

See accompanying notes to financial statements.

Smith Barney Diversified
Futures Fund L.P. II
Statements of Changes in Partners' Capital
for the years ended
December 31, 2005, 2004 and 2003

	Limited Partners	General Partner	Total
Partners' capital at December 31, 2002	$64,898,855	$1,079,096	$65,977,951
Net income	10,280,061	172,122	10,452,183
Redemption of 5,671.3005 Redeemable Units of Limited Partnership Interest	(8,154,406)	—	(8,154,406)
Partners' capital at December 31, 2003	67,024,510	1,251,218	68,275,728
Net income	1,562,495	35,762	1,598,257
Sale of 21.6705 units of General Partnership Interest	—	31,432	31,432
Redemption of 3,795.4046 Redeemable Units of Limited Partnership Interest	(5,352,153)	—	(5,352,153)
Partners' capital at December 31, 2004	63,234,852	1,318,412	64,553,264
Net income	582,622	22,886	605,508
Redemption of 5,231.2307 Redeemable Units of Limited Partnership Interest	(7,419,395)	—	(7,419,395)
Partners' capital at December 31, 2005	$56,398,079	$1,341,298	$57,739,377

Net asset value per Redeemable Unit:

2003	$1,450.45
2004	$1,490.89
2005	$1,516.77

See accompanying notes to financial statements.

Smith Barney Diversified
Futures Fund L.P. II
Statements of Cash Flows
for the years ended
December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities:
Net income	$605,508	$1,598,257	$10,452,183
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	7,977,886	2,115,701	(5,522,303)
Purchase of Investment in Partnership's	(29,781,373)	—	—
Proceeds from sale of investment in Partnership's	3,661,327	—	—
Net unrealized appreciation (depreciation) on investment in Partnership's	(2,788,459)	—	—
(Increase) decrease in net unrealized appreciation on open futures positions	1,491,017	1,138,888	1,195,611
(Increase) decrease in unrealized appreciation on open forward contracts	1,661,883	846,174	(1,157,327)
(Increase) decrease in interest receivable	9,439	(45,336)	13,386
Increase (decrease) in unrealized depreciation on open forward contracts	(1,507,368)	48,989	(140,718)
Accrued expenses:
Increase (decrease) in commissions	(28,639)	(22,127)	(5,560)
Increase (decrease) in management fees	(9,496)	(7,330)	(33,835)
Increase (decrease) in incentive fees	497,394	(347,867)	347,867
Increase (decrease) in professional fees	1,034	(10,385)	(7,119)
Increase (decrease) in other	(3,494)	6,711	(992)
Net cash provided by (used in) operating activities	(18,213,341)	5,321,675	5,141,193
Cash flows from financing activities:
Proceeds from additions – General Partner	—	31,432	—
Payments for redemptions – Limited Partners	(6,860,883)	(5,412,330)	(8,038,749)
Net cash provided by (used in) financing activities	(6,860,883)	(5,380,898)	(8,038,749)
Net change in cash	(25,074,224)	(59,223)	(2,897,556)
Unrestricted cash, at beginning of year	52,979,948	53,039,171	55,936,727
Unrestricted cash, at end of year	$27,905,724	$52,979,948	$53,039,171

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

Citigroup Managed Futures LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup").

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

2.    Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) held by the Partnership are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

The value of the Partnership's investment in other partnerships reflects the Partnership's proportional interest in other partnerships.

b.	The Partnership may purchase and write (sell) options. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership writes an option, the premium received is recorded as a liability in the statements of financial condition and marked to market daily. When the Partnership purchases an option, the premium paid is recorded as an asset in the statements of financial condition and marked to market daily.

c.	Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership's income and expenses.

d.	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

The Partnership has entered into a Customer Agreement which provides that the Partnership will pay CGM a monthly brokerage fee equal to ½ of 1% (6% per year) of month-end Net Assets, in lieu of brokerage commissions on a per trade basis. CGM will pay a portion of brokerage fees to its financial consultants who have sold Redeemable Units in this Partnership. Month-end Net Assets, for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of accrued expenses and redemptions payable. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Partnership will pay for National Futures Association fees as well as exchange, clearing, user, give-up and floor brokerage fees. All of the Partnership's assets are deposited in the Partnership's account at CGM. The Partnership's cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2005 and 2004, the amount of cash held for margin requirements was $2,290,590 and $10,268,476, respectively. CGM has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

Smith Barney Diversified
Futures Fund L.P. II
Notes to Financial Statements

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Partnership's trading activities are shown in the statements of income and expenses.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the years ended December 31, 2005 and 2004, based on a monthly calculation, was $814,501 and $2,626,672, respectively.

5.	Investment in Partnerships

Effective January 1, 2005, the assets allocated to Campbell for trading were invested in the CMF Campbell Master Fund L.P. ("Campbell Master"), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased $18,800.3931 Units of Campbell Master with cash equal to $18,587,905 and a contribution of open commodity futures and forward positions with a fair value of $212,488. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using Campbell's Financials, Metals and Energy portfolio ("FME"), to invest together in one trading vehicle. The General Partner of the Partnership is the General Partner of Campbell Master. Individual and pooled accounts currently managed by Campbell, including the Partnership (collectively, the "Funds"), are permitted to be a limited partner of Campbell Master. The General Partner and Campbell believe that trading through this structure should promote efficiency and economy in the trading process.

Effective July 1, 2005, the assets allocated to Willowbridge for trading were invested in the CMF Willowbridge Argo Master Fund L.P. ("Willowbridge Master"), a limited partnership organized under the partnership laws of the State of New York. The partnership purchased 10,980.9796 Units of Willowbridge Master with cash equal to $9,895,326 and a contribution of open commodity futures and forward positions with a fair value of $1,085,654. Willowbridge Master was formed in order to permit commodity pools managed now or in the future by using Willowbridge's Argo Trading Program, to invest together in one trading vehicle. The General Partner is the General Partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership (collectively, the "Funds") are permitted to be a limited partner of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process.

As of December 31, 2005, the Partnership owns 5.4% and 6.6%, respectively, of Campbell Master and Willowbridge Master (the "Master Funds"). It is the Master Funds' intention to continue to invest the assets allocated to each by the Partnership in the Master Funds'. The performance of the Partnership is directly affected by the performance of the Master Funds. Expenses to investors as a result of the investment in the Master Funds are approximately the same and redemption rights are not affected.

The Master Funds trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchange and foreign commodity exchanges. The Master Funds engage in such trading through a commodity brokerage account maintained with CGM.

A limited partner may withdraw all or part of its capital contribution and undistributed profits, if any, from the Master Funds in multiples of the net asset value per unit of limited partnership interest as of the last day of a month after a request for redemption has been made to the General Partner at least 3 days in advance of month-end.

Management and incentive fees are not directly charged to the investment presented below. These fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master Funds. All other fees, including CGM's direct brokerage commissions, are charged at the Partnership level.

Smith Barney Diversified
Futures Fund L.P. II
Notes to Financial Statements

Summarized information reflecting the total assets, liabilities and capital for the Master Funds is shown in the following table.

	December 31, 2005
	Investments' Total Assets	Investments' Total Liabilities	Investments' Total Capital
Campbell Master	$347,366,314	$20,975,541	$326,390,773
Willowbridge Master	170,157,028	474,977	169,682,051
Total	$517,523,342	$21,450,518	$496,072,824

Summarized information reflecting the Partnership's investment in, and the operations of, the Master funds are shown in the following table

Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
For the year ended December 31, 2005
Willowbridge Master	19.42%	$11,215,253	$764,281	$23,085	$2,049	$739,147	Commodity Portfolio	Monthly
Campbell Master	30.64%	17,693,152	2,633,808	28,618	3,218	2,601,972	Commodity Portfolio	Monthly
Total		$28,908,405	$3,398,089	$51,703	$5,267	$3,341,119

6.	Distributions and Redemptions:

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

7.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Net realized and unrealized gains*	$60.57	$89.34	$271.30
Interest income	19.59	14.06	11.32
Expenses**	(54.28)	(62.96)	(83.09)
Increase for the year	25.88	40.44	199.53
Net asset value per Redeemable Unit, beginning of year	1,490.89	1,450.45	1,250.92
Net asset value per Redeemable Unit, end of year	$1,516.77	$1,490.89	$1,450.45

*	Includes brokerage commissions

**	Excludes brokerage commissions

Smith Barney Diversified
Futures Fund L.P. II
Notes to Financial Statements

	2005	2004	2003
Ratios to average net assets:
Net investment loss before incentive fees***	(7.9)%	(7.8)%	(8.3)%
Operating expenses	9.3%	8.8%	9.1%
Incentive fees	1.6%	2.3%	3.8%
Total expenses	10.9%	11.1%	12.9%
Total return:
Total return before incentive fees	3.4%	5.2%	20.5%
Incentive fees	(1.7)%	(2.4)%	(4.5)%
Total return after incentive fees	1.7%	2.8%	16.0%

***	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

8.    Financial Instrument Risks:

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

Smith Barney Diversified
Futures Fund L.P. II
Notes to Financial Statements

provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of December 31, 2005. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2005 and December 31, 2004 is summarized below.

	For the period from October 1, 2005 to December 31, 2005	For the period from July 1, 2005 to September 30, 2005	For the period from April 1, 2005 to June 30, 2005	For the period from January 1, 2005 to March 31, 2005
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$3,354,298	$3,599,937	$438,343	$(4,585,520)

Net Income (loss)	$2,535,397	$2,842,692	$133,397	$(4,905,978)

Increase (decrease) in Net Asset Value per Redeemable Unit	$63.50	$70.57	$5.18	$(113.37)

	For the period from October 1, 2004 to December 31, 2004	For the period from July 1, 2004 to September 30, 2004	For the period from April 1, 2004 to June 30, 2004	For the period from January 1, 2004 to March 31, 2004
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$7,882,826	$(2,152,606)	$(9,626,155)	$$8,399,617

Net Income (loss)	$7,555,082	$(2,468,247)	$(9,975,010)	$6,486,432

Increase (decrease) in Net Asset Value per Redeemable Unit	$171.94	$(54.41)	$(215.87)	$138.78

To the Limited Partners of
CMF Willowbridge Argo Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By: Daniel R. McAuliffe, Jr. Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, CMF Willowbridge Argo Master Fund L.P.
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Independent Auditor's Report

To the Partners of
    CMF Willowbridge Argo Master Fund L.P.:

We have audited the accompanying statement of financial condition of CMF Willowbridge Argo Master Fund L.P. (the "Partnership"), including the condensed schedule of investments, as of December 31, 2005, and the related statements of income and expenses, changes in partners' capital, and cash flows for the period July 1, 2005 (commencement of trading operations) to December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Willowbridge Argo Master Fund L.P. as of December 31, 2005, and the results of its operations, changes in its partners' capital, and its cash flows for the period July 1, 2005 (commencement of trading operations) to December 31, 2005 in conformity with U.S. generally accepted accounting principles.

New York, New York
March 13, 2006

CMF Willowbridge Argo Master Fund L.P.
Statement of Financial Condition
December 31, 2005

2005
Assets:
Equity in commodity futures trading account:
Cash (restricted $22,332,197) (Note 3c)	$158,877,095
Net unrealized appreciation on open futures positions	10,835,290
169,712,385

Interest receivable	444,643
$170,157,028

Liabilities and Partners' Capital:
Liabilities:
Accrued expenses:
Professional fees	$30,334
Distribution payable (Note 5)	444,643
474,977

Partners' capital:
Partners' capital, 161,209.4049 Redeemable Units outstanding	169,682,051
$170,157,028

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Condensed Schedule of Investments
December 31, 2005

	Fair Value	% of Partners' Capital
Futures Contracts Purchased
Grains	$(138,175)	(0.08)%
Livestock	191,530	0.11
Metals	5,765,550	3.40
Interest Rates Non-U.S.	646,214	0.38
Interest Rates U.S.	624,746	0.37
Softs	3,368,905	1.99
Total futures contracts purchased	10,458,770	6.17
Futures Contracts Sold
Currencies	230,251	0.13
Energy	(346,085)	(0.20)
Grains	187,044	0.11
Interest Rates Non-U.S.	305,310	0.18
Total futures contracts sold	376,520	0.22
Total fair value	$10,835,290	6.39%

Percentages are based on Partners' capital unless otherwise indicated.

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Statement of Income and Expenses
for the period July 1, 2005
(commencement of trading operations)
to December 31, 2005

2005
Income:
Net gains (losses) on trading of commodity interests:
Realized gains on closed positions and foreign currencies	$13,894,169
Change in unrealized losses on open positions	(5,407,459)
8,486,710
Interest income (Note 3c)	2,289,314
10,776,024
Expenses:
Clearing fees	340,941
Professional fees	30,334
371,275
Net income	$10,404,749
Net income per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$66.81

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Statement of Changes in Partners' Capital
for the period from July 1, 2005
(commencement of trading operations)
to December 31, 2005

Limited Partners' Capital
Initial capital contribution from Limited Partners at July 5, 2005 representing 159,565.2554 Redeemable Units	$159,565,255
Net income	10,404,749
Sale of 17,026.7433 Redeemable Units of Limited Partnership Interest	18,543,000
Redemption of 15,382.5938 Redeemable Units of Limited Partnership Interest	(16,541,639)
Distribution of Interest to feeder funds	(2,289,314)
Partners' capital at December 31, 2005	$169,682,051
Net asset value per Redeemable Unit:

2005:	$1,052.56

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Statement of Cash Flows
for the period July 1, 2005
(commencement of trading operations) to
December 31, 2005

2005
Cash flows from operating activities:
Net income	$10,404,749
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(22,332,197)
(Increase) decrease in net unrealized appreciation on open futures positions	5,407,459
(Increase) decrease in interest receivable	(444,643)

Accrued expenses:
Increase (decrease) in professional fees	30,334
Net cash provided by (used in) operating activities	(6,934,298)

Cash flows from financing activities:
Proceeds from additions	161,865,506
Payments for redemptions	(16,541,639)
Distribution of interest to feeder funds	(1,844,671)
Net cash provided by (used in) financing activities	143,479,196

Net change in cash	$136,544,898
Unrestricted cash, at beginning of period	—
Unrestricted cash, at end of period	$136,544,898
Non cash financing activities:
Contribution of open commodity futures and forwards positions	$16,242,749

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.

Notes to Financial Statements

1.    Partnership Organization:

CMF Willowbridge Argo Master Fund L.P. (the "Master") is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of units ("Units") of Limited Partnership Interest.

On July 1, 2005, (date Master commenced trading operations), Smith Barney Diversified Futures Fund L.P. ("Diversified"), Smith Barney Diversified Futures Fund L.P. II ("Diversified II"), Salomon Smith Barney Orion Futures Fund L.P. ("Orion"), CMF Institutional Futures Fund ("CMF Institutional") and Citigroup Diversified Futures Fund L.P. ("Citigroup Diversified") allocated a portion of their capital to the Master. Diversified purchased 12,259.349 Units of the Master with cash equal to $11,118,119 and a contribution of open commodity futures and forwards positions with a fair value of $1,141,230, Diversified II purchased 10,980.9796 Units of the Master with cash equal to $9,895,326 and a contribution of open commodity futures and forwards positions of $1,085,654, Orion purchased 33,529.1186 Units of the Master with cash equal to $29,866,194 and a contribution of open commodity futures and forwards positions of $3,662,925, CMF Institutional Invested $7,000,000 of its' initial capital and purchased 7,000.0000 Units of the Master and Citigroup Diversified purchased 95,795.8082 Units of the Master with cash equal to $85,442,868 and a contribution of open commodity futures and forwards positions with a fair value of $10,352,940. The Master was formed to permit commodity pools managed now and in the future by Willowbridge Associates Inc. (The "Advisor") using the Argo Program, the Advisor's proprietary trading program, to invest together in one trading vehicle.

The Master operates under a structure where its investors consist of Diversified, Diversified II, Orion, Citigroup Diversified and CMF Institutional (each a "Feeder", collectively the "Funds") with 7.4%, 6.6%, 25.9% 56.7% and 3.4% investments in the Master at December 31, 2005, respectively.

Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Master. The Master's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly-owned by Citigroup Global Markets Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. Effective as of December 31, 2005, all trading decisions for the Master are made by the Advisor.

2.    Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

b.	All of the income and expenses and unrealized gains and losses on trading of commodity interests are determined on each valuation day and are allocated pro rata among the feeder funds at the time of such determination.

c.	Income taxes have not been provided as each Partner is individually liable for the taxes, if any, on their share of the Master's income and expenses.

CMF Willowbridge Argo Master Fund L.P.

Notes to Financial Statements

d.	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.    Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership.

b.	Management Agreement:

The General Partner, on behalf of the Master, has entered into a Management Agreement with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Partnership. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement are borne by the Funds.

c.	Customer Agreement:

The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master's account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master. All other fees including CGM's direct brokerage commission shall be borne by the Feeder Funds. All of the Master's assets are deposited in the Master's account at CGM. The Master's cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2005, the amount of cash held by the Master for margin requirements was $22,332,197. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master's trading activities are shown in the statements of income and expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair value during the period ended December 31, 2005 based on a monthly calculation, was $16,087,092.

5.    Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem their Redeemable Units at their Net Asset Value as of the last day of each month. The General Partner at its sole discretion, may permit redemptions more frequently than monthly, there is no fee charged in connection with redemptions.

CMF Willowbridge Argo Master Fund L.P.

Notes to Financial Statements

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Partnership interest for the period from July 1, 2005 (commencement of trading operations) to December 31, 2005 was as follows:

2005
Net realized and unrealized gains (losses)*	$52.75
Interest income	14.25
Expenses**	(0.19)
Increase (decrease) for the period	66.81
Distributions	(14.25)
Net asset value per Redeemable Unit, beginning of period	1,000.00
Net asset value per Redeemable Unit, end of period	$1,052.56

*	Includes clearing fees

**	Excludes clearing fees

Ratios to Average Net Assets:****
Net investment income***	2.0%
Operating expenses	0.4%
Total return	6.7%

***	Interest income less total expenses

****	Annualized

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

7.    Financial Instrument Risks:

In the normal course of its business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced

CMF Willowbridge Argo Master Fund L.P.

Notes to Financial Statements

to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Master's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Master has credit risk and concentration risk because the sole counterparty or broker with respect to the Master's assets is CGM.

The General Partner monitors and controls the Master's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of December 31, 2005. However, due to the nature of the Master's business, these instruments may not be held to maturity.

CMF Willowbridge Argo Master Fund L.P.

Notes to Financial Statements

Selected unaudited quarterly financial data for Willowbridge Master for the period ended December 31, 2005 is summarized below:

	For the period from October 1, 2005 to December 31, 2005	For the period from July 1, 2005 (Commencement of trading operations) to September 30, 2005
Net realized and unrealized trading gains net of brokerage commissions and clearing fees plus interest income	$1,894,970	$8,540,113
Net Income	$1,879,636	$8,525,113
Increase in Net Asset Value per Redeemable Unit	$10.17	$56.64

To the Limited Partners of
CMF Campbell Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By: Daniel R. McAuliffe, Jr. Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, CMF Campbell Master Fund L.P.
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Independent Auditor's Report

To the Partners of
CMF Campbell Master Fund L.P.:

We have audited the accompanying statement of financial condition of CMF Campbell Master Fund L.P. (the "Partnership"), including the condensed schedule of investments, as of December 31, 2005, and the related statements of income and expenses, changes in partners' capital, and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Campbell Master Fund L.P. as of December 31, 2005, and the results of its operations, changes in its partners' capital, and its cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

New York, New York
March 13, 2006

CMF Campbell Master Fund L.P.
Statement of Financial Condition
December 31, 2005

2005
Assets:
Equity in commodity futures trading account:
Cash (restricted $42,476,193) (Note 3c)	$337,483,460
Unrealized appreciation on open forward contracts	9,103,088
346,586,548
Interest receivable	779,766
$347,366,314

Liabilities and Partners' Capital:
Liabilities:
Net unrealized depreciation on open future positions	$607,801
Unrealized depreciation on open forward contracts	19,546,499
Accrued expenses:
Professional fees	41,475
Distribution payable (Note 5)	779,766
20,975,541

Partners' capital:
Partners' capital, 286,601.7201 Redeemable Units outstanding in 2005	326,390,773
$347,366,314

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.
Condensed Schedule of Investments
December 31, 2005

	Fair Value	% of Partners' Capital
Futures Contracts Purchased

Energy	$(2,956,926)	(0.90)%
Interest Rates Non-U.S.	128,183	0.04
Interest Rates U.S.	(22,312)	(0.01)
Indices	(193,762)	(0.06)
Metals	73,100	0.02
Total futures contracts purchased	(2,971,717)	(0.91)

Futures Contracts Sold

Interest Rates Non-U.S.	2,875,170	0.88
Interest Rates U.S.	(435,695)	(0.14)
Indices	(75,559)	(0.02)
Total futures contracts sold	2,363,916	0.72

Unrealized Appreciation on Forward Contracts

Currencies	9,018,132	2.76
Metals	84,956	0.03
Total unrealized appreciation on forward contracts	9,103,088	2.79

Unrealized Depreciation on Forward Contracts

Currencies	(19,539,120)	(5.99)
Metals	(7,379)	(0.00) *
Total unrealized depreciation on forward contracts	(19,546,499)	(5.99)

Total fair value	$(11,051,212)	(3.39)%

Percentages are based on Partners' capital unless otherwise indicated

* Due to rounding

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.
Statement of Income and Expenses
for the year ended December 31, 2005

2005
Income:
Net gains (losses) on trading of commodity interests:
Realized gains on closed positions and foreign currencies	$53,405,733
Net unrealized losses on open positions	(13,918,072)
39,487,661
Interest income (Note 3c)	6,863,937
46,351,598
Expenses:
Clearing fees	485,726
Professional fees	54,450
540,176
Net income	$45,811,422
Net income per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$163.17

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.
Statement of Changes in Partners' Capital
for the year ended December 31, 2005

Limited Partners' Capital
Initial capital contribution from Limited Partners at January 1, 2005 representing 283,959.2998 Units	$283,959,300
Net income	45,811,422
Sale of 78,580.3523 Redeemable Units of Limited Partnership Interest	83,741,000
Redemption of 75,937.9320 Redeemable Units of Limited Partnership Interest	(80,257,012)
Distribution of Interest to feeder funds	(6,863,937)
Partners' capital at December 31, 2005	$326,390,773
Net asset value per Redeemable Unit:

2005:	$1,138.83

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.
Statement of Cash Flows
for the year ended December 31, 2005

2005
Cash flows from operating activities:
Net income	$45,811,422
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(42,476,193)
(Increase) decrease in net unrealized appreciation on open futures positions	4,370,478
(Increase) decrease in unrealized appreciation on open forward contracts	7,141,687
(Increase) decrease in interest receivable	(779,766)
Increase (decrease) in net unrealized depreciation on open futures positions	607,801
Increase (decrease) in unrealized depreciation on open forward contracts	1,798,105
Accrued expenses:
Increase (decrease) in professional fees	41,475
Net cash provided by (used in) operating activities	16,515,009

Cash flows from financing activities:
Proceeds from additions	364,833,441
Payments for redemptions	(80,257,012)
Distribution of interest to feeder funds	(6,084,171)
Net cash provided by (used in) financing activities	278,492,258

Net change in cash	295,007,267
Unrestricted cash, at beginning of year	—
Unrestricted cash, at end of year	$295,007,267
Non cash financing activities:
Contribution of open commodity futures and forwards positions	$2,866,859

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.

Notes to Financial Statements

1.    Partnership Organization:

CMF Campbell Master Fund L.P. (the "Master") is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of Redeemable units ("Units") of Limited Partnership Interest.

On January 1, 2005, (date Master commenced trading operations), Smith Barney Potomac Futures Fund L.P. ("Potomac") allocated substantially all its capital and Smith Barney Diversified Futures Fund L.P. ("Diversified"), Smith Barney Diversified Futures Fund L.P. II ("Diversified II"), Smith Barney Global Markets Futures Fund L.P. ("Global Markets"), Salomon Smith Barney Global Diversified Futures Fund L.P. ("Global Diversified") and Salomon Smith Barney Diversified 2000 Futures Fund L.P. ("Diversified 2000") allocated a portion of their capital to the Master. Potomac purchased 173,788.6446 Units of the Master with cash equal to $172,205,653 and a contribution of open commodity futures and forwards positions with a fair value of $1,582,992, Diversified purchased 19,621.1422 Units of the Master with cash equal to $19,428,630 and a contribution of open commodity futures and forwards positions of $192,512, Diversified II purchased 18,800.3931 Units of the Master with cash equal to $18,587,905 and a contribution of open commodity futures and forwards positions of $212,488, Global Markets purchased 2,858.0358 Units of the Master with cash equal to $2,759,784 and a contribution of open commodity futures and forwards positions with a fair value of $98,252 Global Diversified purchased 17,534.8936 Units of the Master with cash equal to $17,341,826 and a contribution of open commodity futures and forwards positions with a fair value of $193,067 and Diversified 2000 purchased 51,356.1905 Units of the Master with cash equal to $50,768,573 and a contribution of open commodity futures and forwards positions with a fair value of $587,618. The Master was formed to permit commodity pools managed now and in the future by Campbell and Company Inc. (the "Advisor"), using the FME Large Portfolio, the Advisor's Proprietary trading program, to invest together in one trading vehicle.

The Master operates under a "master/feeder fund" structure where its investors consist of Potomac, Diversified, Diversified II, Global Markets, Global Diversified and Diversified 2000 (each a "Feeder", collectively the "Feeder Funds") with 70.8%, 4.7%, 5.4%, 0.9%, 5.0% and 13.2% investments in the Master at December 31, 2005, respectively.

Citigroup Managed Futures LLC, acts as the general partner (the "General Partner") of the Master. The Master's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly-owned by Citigroup Global Markets Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. Effective as of December 31, 2005, all trading decisions for the Master are made by the Advisor.

2.    Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

b.	All of the income and expenses and unrealized gains and losses on trading of commodity interests are determined on each valuation day and are allocated pro rata among the feeder funds at the time of such determination.

CMF Campbell Master Fund L.P.

Notes to Financial Statements

c.	Income taxes have not been provided as each Partner is individually liable for the taxes, if any, on their share of the Master's income and expenses.

d.	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.    Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership.

b.	Management Agreement:

The General Partner, on behalf of the Master, has entered into a Management Agreement with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Partnership. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement are borne by the Feeder Funds.

c.	Customer Agreement:

The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master's account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master. All other fees including CGM's direct brokerage commission shall be borne by the Feeder Funds. All of the Master's assets are deposited in the Master's account at CGM. The Master's cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2005, the amount of cash held by the Master for margin requirements was $42,476,193. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master's trading activities are shown in the statement of income and expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair value during the year ended December 31, 2005, based on a monthly calculation, was $11,094,108.

5.    Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem their Redeemable Units at their Net Asset Value as of the last day of each month. The General Partner at its sole discretion, may permit redemptions more frequently than monthly, there is no fee charged in connection with redemptions.

CMF Campbell Master Fund L.P.

Notes to Financial Statements

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Partnership interest for the year ended December 31, 2005 was as follows:

2005
Net realized and unrealized gains*	$139.02
Interest income	24.34
Expenses**	(.19)
Increase for the year	163.17
Distributions	(24.34)
Net asset value per Redeemable Unit, beginning of year	1,000.00
Net asset value per Redeemable Unit, end of year	$1,138.83

*	Includes clearing fees

**	Excludes clearing fees

Ratios to Average Net Assets:
Net investment income***	2.2%
Operating expenses	0.2%
Total return	16.3%

***	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using Limited Partner's share of income, expense and average net assets.

7.    Financial Instrument Risks:

In the normal course of its business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The

CMF Campbell Master Fund L.P.

Notes to Financial Statements

Master's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Master has credit risk and concentration risk because the sole counterparty or broker with respect to the Master's assets is CGM.

The General Partner monitors and controls the Master's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of December 31, 2005. However, due to the nature of the Master's business, these instruments may not be held to maturity.

CMF Campbell Master Fund L.P.

Notes to Financial Statements

Selected unaudited quarterly financial data for Campbell Master for the year ended December 31, 2005 is summarized below:

	For the period from October 1, 2005 to December 31, 2005	For the period from July 1, 2005 to September 30, 2005	For the period from April 1, 2005 to June 30, 2005	For the period from January 1, 2005 to March 31, 2005
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$15,970,277	$669,970	$38,451,824	$(9,226,199)
Net Income (loss)	$15,956,477	$656,169	$38,438,175	$(9,239,399)
Increase (decrease) in Net Asset Value per Redeemable Unit	$56.20	$1.63	$137.83	$(32.49)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.    Controls and Procedures.

Based on their evaluation of the Partnership's disclosure controls and procedures as of year end the Chief Executive Officer and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

There were no significant changes in the Partnership's internal controls over financial reporting or in other factors that could significantly affect such controls subsequent to the date of their evaluation as of year end.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The Partnership has no officers or directors and its affairs are managed by its General Partner, Citigroup Managed Futures LLC. As of December 31, 2005, investment decisions were being made by Graham Capital Management L.P., Campbell and Company Inc., Willowbridge Associates Inc., and Capital Fund Management.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers.

Item 11.    Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by the General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1.    Business." Brokerage commissions and clearing fees of $4,126,362 were earned by CGM for the year ended December 31, 2005. Management fees and incentive fees of $1,166,141 and $949,901, respectively, were earned by the Advisors for the year ended December 31, 2005.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

(a)    Security ownership of certain beneficial owners. As of March 1, 2006, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b)    Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 884.3120 (2.3%) Unit equivalents as of December 31, 2005.

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

2005            $40,000

2004            $31,670

(2)    Audit-Related Fees. None

(3)    Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for tax compliance and tax advice given in the preparation of the Partnership's Schedule K1s, the preparation of the Partnership's Form 1065 and preparation of all State Tax Returns are as follows:

2005            $7,606

2004            $5,136

(4)    All Other Fees. None.

(5)    Not Applicable.

(6)    Not Applicable.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a) (1)	Financial Statements:

Statements of Financial Condition at December 31, 2005 and 2004.

Condensed Schedules of Investments at December 31, 2005 and 2004.

Statements of Income and Expenses for the years ended December 31, 2005, 2004 and 2003.

Statements of Changes in Partners' Capital for the years ended December 31, 2005, 2004 and 2003.

Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.

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

10.28 – Letter from the General Partner Terminating Management Agreement with Stonebrook Structured Products LLC (previously filed).

10.29 – Letters extending the management agreements with Campbell & Company Inc.,
Willowbridge Associates Inc., Capital Fund Management and Graham Capital Management L.P. for 2004 (previously filed).

10.30 – Letters extending the management agreements with Campbell & Company Inc., Willowbridge Associates Inc., Capital Fund Management and Graham Capital Management L.P. for 2005 (filed herein).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 30th day of March 2006.

Smith Barney Diversified Futures Fund L.P. II

By:    /s/ Citigroup Managed Futures LLC
           (General Partner)

By    /s/ David J. Vogel
           David J. Vogel, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

/s/ David J. Vogel	/s/ Shelley Ullman
David J. Vogel	Shelley Ullman
President and Director	Director
/s/ Daniel R. McAuliffe, Jr.	/s/ Ihor Rakowsky
Daniel R. McAuliffe, Jr.	Ihor Rakowsky
Chief Financial Officer and	Secretary and Director
Director
/s/ Maureen O'Toole	/s/ Jennifer Magro
Maureen O'Toole	Jennifer Magro
Director	Director
/s/ Jerry Pascucci
Jerry Pascucci
Director