Form 10-Q
period 2006-03-31
SMITH BARNEY DIVERSIFIED FUTURES FUND L P II
filed 2006-05-12
CIK 923660

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR (   ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2006

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

Yes  X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer                  Accelerated filer                Non-accelerated filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No  X

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II

FORM 10-Q

PART I

Item 1. Financial Statements

Smith Barney Diversified Futures Fund L.P. II
Statements of Financial Condition
(Unaudited)

	March 31, 2006	December 31, 2005
Assets:
Investment in Partnerships, at fair value	$28,030,456	$28,908,505
Equity in commodity futures trading account:
Cash (restricted $2,740,585 and $2,290,590 in 2006 and 2005, respectively)	30,679,853	30,196,314
Net unrealized appreciation on open futures positions	581,241	204,096
Unrealized appreciation on open forward contracts	347,461	472,362
	59,639,011	59,781,277
Interest receivable	92,709	74,409
	$59,731,720	$59,855,686
Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$366,755	$308,472
Accrued expenses:
Commissions	296,825	303,446
Management fees	98,315	100,540
Incentive fees	375,120	497,394
Other	79,060	54,810
Redemptions payable	422,490	851,647
	1,638,565	2,116,309
Partners' Capital:
General Partner, 884.3120 Unit equivalents outstanding in 2006 and 2005	1,371,957	1,341,298
Limited Partners, 36,560.2782 and 37,182.8909 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	56,721,198	56,398,079
	58,093,155	57,739,377
	$59,731,720	$59,855,686

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P. II
Condensed Schedule of Investments
March 31, 2006
(Unaudited)

	Fair Value	% of Partners' Capital
Futures Contracts Purchased
Currencies	$(35,650)	(0.06)%
Energy	26,510	0.05
Indices	43,604	0.08
Interest Rates Non-U.S.	1,077	0.00	*
Livestock	(480)	(0.00)	*
Metals	7,532	0.01
Softs	(70)	(0.00)	*
Total futures contracts purchased	42,523	0.08
Futures Contracts Sold
Currencies	86,944	0.15
Energy	182	0.00	*
Grains	(1,800)	(0.00)	*
Indices	33,933	0.06
Interest Rates Non-U.S.	272,688	0.47
Interest Rates U.S.	146,846	0.25
Softs	(75)	(0.00)	*
Total futures contracts sold	538,718	0.93
Unrealized Appreciation on Forward Contracts
Currencies	301,057	0.52
Metals	46,404	0.08
Total unrealized appreciation on forward contracts	347,461	0.60
Unrealized Depreciation on Forward Contracts
Currencies	(323,112)	(0.56)
Metals	(43,643)	(0.08)
Total unrealized depreciation on forward contracts	(366,755)	(0.64)
Investment in Partnerships
CMF Willowbridge Argo Master Fund L.P.	9,754,566	16.79
CMF Campbell Master Fund L.P.	18,275,890	31.46
Total Investment in Partnerships	28,030,456	48.25
Total fair value	$28,592,403	49.22%

Percentages are based on Partners' capital unless otherwise indicated.

* Due to rounding.

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P. II
Condensed Schedule of Investments
December 31, 2005
(Unaudited)

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

Smith Barney Diversified Futures Fund L.P. II
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended March 31,
	2006	2005

Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions and foreign currencies	$2,497,728	$(2,564,407)
Change in unrealized gains (losses) on open positions and Investment in Partnerships	300,144	(1,189,897)
	2,797,872	(3,754,304)
Interest income	252,207	194,100
	3,050,079	(3,560,204)

Expenses:
Brokerage commissions including clearing fees of $126,353 and $90,044, respectively	1,052,999	1,025,316
Management fees	290,762	293,207
Incentive fees	375,120	—
Other expenses	24,251	27,251
	1,743,132	1,345,774

Net income (loss)	1,306,947	(4,905,978)

Redemptions — Limited Partners	(953,169)	(1,239,155)

Net increase (decrease) in Partners' capital	353,778	(6,145,133)

Partners' capital, beginning of period	57,739,377	64,553,264

Partners' capital, end of period	$58,093,155	$58,408,131

Net asset value per Redeemable Unit (37,444.5902 and 42,400.9334 Redeemable Units outstanding at March 31, 2006 and 2005, respectively)	$1,551.44	$1,377.52

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$34.67	$(113.37)

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P. II
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$1,306,947	$(4,905,978)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Partnerships	—	(18,587,905)
Proceeds from sale of investment in Partnerships	753,694	983,676
Net unrealized (appreciation) depreciation on investment in Partnerships	124,355	478,768
(Increase) decrease in restricted cash	(449,995)	2,654,727
(Increase) decrease in net unrealized appreciation on open futures positions	(377,145)	383,030
(Increase) decrease in unrealized appreciation on open forward contracts	124,901	1,750,506
(Increase) decrease in interest receivable	(18,300)	8,575
Increase (decrease) in unrealized depreciation on open forward contracts	58,283	(1,341,568)
Accrued expenses:
Increase (decrease) in commissions	(6,621)	(29,862)
Increase (decrease) in management fees	(2,225)	(9,952)
Increase (decrease) in incentive fees	(122,274)	—
Increase (decrease) in other	24,250	27,250
Net cash provided by (used in) operating activities	1,415,870	(18,588,733)
Cash flows from financing activities:
Payments for redemptions – Limited Partners	(1,382,326)	(1,120,096)
Net change in cash	33,544	(19,708,829)
Unrestricted cash, at beginning of period	27,905,724	52,979,948
Unrestricted cash, at end of period	$27,939,268	$33,271,119
Non cash financing activity:
Contribution of open commodity futures and forwards position	$—	$(212,488)

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
March 31, 2006
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

Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). As of March 31, 2006, all trading decisions are made for the Partnership by Capital Fund Management SA, Graham Capital Management L.P., Campbell & Co., Inc. ("Campbell") and Willowbridge Associates Inc. (each an "Advisor" and collectively, the "Advisors").

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2006 and December 31, 2005, and the results of its operations and cash flows for the three months ended March 31, 2006 and 2005. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,
	2006	2005

Net realized and unrealized gains (losses)*	$46.23	$(110.43)
Interest income	6.66	4.51
Expenses **	(18.22)	(7.45)
Increase (decrease) for the period	34.67	(113.37)
Net Asset Value per Redeemable Unit, beginning of period	1,516.77	1,490.89

Net Asset Value per Redeemable Unit, end of period	$1,551.44	$1,377.52

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
March 31, 2006
(Unaudited)

Financial Highlights (continued):

	Three Months Ended March 31,
	2006	2005
Ratio to average net assets: ***
Net investment loss before incentive fees ****	(7.9)%	(7.7)%

Operating expenses	9.6%	9.0%
Incentive fees	0.7%	—%
Total expenses	10.3%	9.0%

Total return:
Total return before incentive fees	3.0%	(7.6)%
Incentive fees	(0.7)%	—%
Total return after incentive fees	2.3%	(7.6)%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees).

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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values during the three and twelve months ended March 31, 2006 and December 31, 2005, based on a monthly calculation, were $485,384 and $814,501, respectively. The fair values of these commodity interests, including options thereon, if applicable, at March 31, 2006 and December 31, 2005, were $561,947 and $367,986, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4.    Investment in Partnerships:

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
March 31, 2006
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

A limited partner may withdraw all or part of its capital contribution and undistributed profits, if any, from Campbell Master and Willowbridge Master (the "Funds") in multiples of the net asset value per unit of limited partnership interest as of the last day of a month after a request for redemption has been made to the General Partner at least 3 days in advance of month-end.

Management and incentive fees are not directly charged to the Funds. These fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Funds. All other fees, including CGM's direct brokerage commissions, are charged at the Partnership level.

As of March 31, 2006, the Partnership owns 5.1% and 6.5%, respectively, of Campbell Master and Willowbridge Master. As of December 31, 2005, the Partnership owns 5.4% and 6.6%, respectively, of Campbell Master and Willowbridge Master. The performance of the Partnership is directly affected by the performance of the Funds. It is Campbell's and Willowbridge's intention to continue to invest the assets allocated to each by the Partnership in Campbell Master and Willowbridge Master. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
March 31, 2006
(Unaudited)

Summarized information reflecting the total assets, liabilities and capital for the Funds are shown in the following tables.

	March 31, 2006
	Investments' Total Assets	Investments' Total Liabilities	Investments' Total Capital
Willowbridge Master	$150,673,236	$473,479	$150,199,757
Campbell Master	366,902,874	11,193,593	355,709,281
Total	$517,576,110	$11,667,072	$505,909,038

	December 31, 2005
	Investments' Total Assets	Investments' Total Liabilities	Investments' Total Capital
Willowbridge Master	$170,157,028	$474,977	$169,682,051
Campbell Master	347,366,314	20,975,541	326,390,773
Total	$517,523,342	$21,450,518	$496,072,824

Summarized information reflecting the Partnership's investment in, and the operations of the Funds are shown in the following tables.

	March 31, 2006		For the three months ended March 31, 2006
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Willowbridge Master	16.79%	$9,754,566	$(1,074,880)	$10,141	$548	$(1,085,569)	Commodity Portfolio	Monthly
Campbell Master	31.46%	18,275,890	1,196,851	4,782	314	1,191,755	Commodity Portfolio	Monthly
Total		$28,030,456	$121,971	$14,923	$862	$106,186

	December 31, 2005		For the three months ended March 31, 2005
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Willowbridge Master	19.42%	$11,215,253	$—	$—	$—	$—	Commodity Portfolio	Monthly
Campbell Master	30.64%	17,693,152	(601,507)	8,066	847	(610,420)	Commodity Portfolio	Monthly
Total		$28,908,405	$(601,507)	$8,066	$847	$(610,420)

5.    Financial Instrument Risks:

In the normal course of its business, the Partnership directly, and through its investments in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
March 31, 2006
(Unaudited)

("OTC"). Exchange-traded instruments are standardized and include futures and certain options contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options.

Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's/Funds' risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership/Funds have credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's/Funds' assets is CGM.

The General Partner monitors and controls the Partnership's/Fund's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/ Funds are subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of March 31, 2006. However, due to the nature of the Partnership's/Funds' businesses, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, investments in other partnerships, net unrealized appreciation on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the first quarter of 2006.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits if any.

For the three months ended March 31, 2006, Partnership capital increased 0.6% from $57,739,377 to $58,093,155. This increase was attributable to a net gain from operations of $1,306,947, which was partially offset by the redemption of 622.6127 Redeemable Units of Limited Partnership interest resulting in an outflow of $953,169. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests. Investment in Partnerships is recorded at fair value, based upon the Partnership's proportionate interest held.

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

Results of Operations

During the Partnership's first quarter of 2006 the net asset value per Redeemable Unit increased 2.3% from $1,516.77 to $1,551.44 as compared to a decrease of 7.6% in the first quarter of 2005. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2006 of $2,797,872. Gains were primarily attributable to the trading of commodity futures in U.S. and non-U.S. interest rates, livestock, metals and indices and were partially offset by losses in currencies, energy, grains and softs. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2005 of $3,754,304. Losses were primarily attributable to the trading of commodity futures in currencies, livestock, indices, metals and non-U.S. interest rates and were partially offset by gains in energy, grains, U.S. interest rates and softs.

The main drivers of performance the first quarter of 2006 were strongly trending interest rate markets supplemented by gains in metals and stock index trading.

Global political instability. rising energy prices and global interest rates fueled precious metals, notably both gold and silver, to over 20 year highs. Base metals, particularly copper, reached prices also not seen in decades and resulted in profits for the Partnership. Rising commodity prices led to higher interest rates in the U.S., Europe and Asia, producing substantial profits for the Advisors for the quarter.

Counterintuitive to traditional market reaction to higher interest rates, global stock markets advanced as corporate earnings reports for full year 2005 met or exceeded expectations and consumer spending remained high despite increased energy prices and interest rates. The Partnership's Advisors were properly positioned to take advantage of these trends.

Reducing gains for the Partnership were losses in energy and foreign currency positions and trading in agricultural products. The U.S. dollar remained in a trading pattern for most of the quarter with its value versus both the euro and yen rising and falling within a range that resulted in losses for those advisors whose trading systems tend to be longer term in nature. In energy trading, profits in natural gas offset by losses in crude oil and products trading. Trading results in grains, livestock, and softs were slightly negative for the quarter in aggregate.

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

Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three months ended March 31, 2006 increased by $58,107 as compared to the corresponding period in 2005. This increase was due to an increase in interest rates during the three months ended March 31, 2006 as compared to the corresponding period in 2005.

Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three months ended March 31, 2006 increased by $27,683 as compared to the corresponding period in 2005. The increase in brokerage commissions and fees is due to increased trading activity by the Advisors during the three months ended March 31, 2006 as compared to the corresponding period in 2005.

Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2006 decreased by $2,445 as compared to the corresponding period in 2005. The decrease in management fees is due to lower average net assets during the three months ended March 31, 2006 as compared to the corresponding period in 2005.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2006 resulted in incentive fees of $375,120. There were no incentive fees for the three months ended March 31, 2005.

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

The following tables indicates the trading Value at Risk associated with the Partnership's investments and investments in other Partnerships by market category as of March 31, 2006, and the highest, lowest and average values during the three months ended March 31, 2006. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

As of March 31, 2006, the Partnership's total capitalization was $58,093,155.

March 31, 2006
(Unaudited)

			Three months ended March 31, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– Exchange	191,935	0.33%	$617,796	$67,089	$269,260
– OTC	25,813	0.05%	1,186,271	101,902	141,415
Energy	140,418	0.24%	1,520,848	48,620	203,471
Grains	1,500	0.00%**	347,700	1,500	2,390
Indices	889,774	1.53%	2,791,360	631,347	1,348,041
Interest Rates Non-U.S.	926,653	1.60%	1,496,735	255,471	728,944
Interest Rates U.S.	261,900	0.45%	920,858	86,656	401,845
Livestock	1,400	0.00%**	58,300	—	467
Metals
– OTC	11,236	0.02%	549,276	516	12,458
Softs	6,357	0.01%	353,492	6,357	14,782
Total	$2,456,986	4.23%

*	Average of month-end Values at Risk.

**	Due to rounding

As of March 31, 2006, Campbell Master's total capitalization was $355,709,281. The Partnership owns 5.1% of Campbell Master.

March 31, 2006
(Unaudited)

			Three months ended March 31, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC	$15,855,407	4.46%	$16,627,009	$10,760,009	$15,259,326
Energy	3,433,700	0.97%	6,696,300	1,155,082	4,482,200
Interest Rates U.S.	3,039,000	0.85%	3,892,620	786,310	2,798,983
Interest Rates Non-U.S.	2,941,882	0.83%	6,533,524	2,496,984	3,086,782
Metals
– Exchange	192,500	0.05%	2,850,700	51,000	143,500
– OTC	553,550	0.16%	822,970	279,433	556,950
Indices	6,703,725	1.88%	14,411,622	6,163,466	9,331,036
Total	$32,719,764	9.20%

As of March 31, 2006, Willowbridge Master's total capitalization was $150,199,757. The Partnership owns 6.5% of Willowbridge Master.

March 31, 2006
(Unaudited)

			Three months ended March 31, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– Exchange	$1,435,000	0.95%	$9,129,000	$31,341	$3,756,000
Energy	1,137,500	0.76%	8,624,000	1,137,500	4,757,433
Grains	822,500	0.55%	1,619,200	176,000	873,567
Interest Rates U.S.	3,465,000	2.31%	3,465,000	250,600	1,801,733
Interest Rates Non-U.S.	7,829,628	5.21%	7,829,628	1,287,932	3,691,616
Metals
– Exchange	2,100,000	1.40%	3,222,000	787,500	2,302,000
Softs	560,000	0.37%	1,432,000	385,000	664,000
Total	$17,349,628	11.55%

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Item, 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

WorldCom, Inc.

In March 2006, the class action settlement in IN RE WORLDCOM, INC. SECURITIES LITIGATION became final, and the settlement amount was paid pursuant to the terms of the settlement agreement.

Research

On March 29, 2006, the court preliminarily approved Citigroup's settlement of IN RE SALOMON ANALYST AT&T LITIGATION. A final hearing on the settlement is scheduled for August 11, 2006.

IPO Antitrust Litigation

The underwriter defendants' motion in the Second Circuit to stay the issuance of the mandate remanding the cases to the district court pending the filing of a petition for writ of certiorari to the United States Supreme Court was granted on March 9, 2006, after the writ of certiorari was filed on March 8, 2006.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 – January 31, 2006	188.4945	$1,534.35	N/A	N/A
February 1, 2006 – February 28, 2006	161.7968	$1,492.38	N/A	N/A
March 1, 2006 – March 31, 2006	272.3214	$1,551.44	N/A	N/A
Total	622.6127	$1,526.06	N/A	N/A

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

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

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

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
By:	Citigroup Managed Futures LLC (General Partner)
By:	/s/David J. Vogel David J. Vogel President and Director
Date:	May 12, 2006
By:	/s/ Daniel R. McAuliffe, Jr. Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	May 12, 2006