Form 10-Q
period 2006-06-30
SMITH BARNEY DIVERSIFIED FUTURES FUND L P II
filed 2006-08-14
CIK 923660

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR (   ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2006

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

Yes  X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer                  Accelerated filer                Non-accelerated filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No  X

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II

FORM 10-Q

PART I

Item 1. Financial Statements

Smith Barney Diversified Futures Fund L.P. II
Statements of Financial Condition
(Unaudited)

	June 30, 2006	December 31, 2005
Assets:
Investment in Partnerships, at fair value	$38,833,569	$28,908,505
Equity in commodity futures trading account:
Cash (restricted $2,562,718 and $2,290,590 in 2006 and 2005, respectively)	19,355,164	30,196,314
Net unrealized appreciation on open futures positions	316,352	204,096
Unrealized appreciation on open forward contracts	—	472,362
	58,505,085	59,781,277
Interest receivable	57,433	74,409
	$58,562,518	$59,855,686
Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$—	$308,472
Accrued expenses:
Brokerage commissions	292,814	303,446
Management fees	97,016	100,540
Incentive fees	208,508	497,394
Other	60,604	54,810
Redemptions payable	450,712	851,647
	1,109,654	2,116,309
Partners' Capital:
General Partner, 884.3120 Unit equivalents outstanding in 2006 and 2005	1,404,809	1,341,298
Limited Partners, 35,281.6180 and 37,182.8909 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	56,048,055	56,398,079
	57,452,864	57,739,377
	$58,562,518	$59,855,686

See accompanying Notes to Financial Statements.

Smith Barney Diversified Futures Fund L.P. II
Condensed Schedule of Investments
June 30, 2006
(Unaudited)

	Fair Value	% of Partners' Capital
Futures Contracts Purchased
Currencies	$72,087	0.12%
Energy	211,226	0.37
Indices	88,750	0.15
Interest Rates Non-U.S.	503	0.00 *
Interest Rates U.S.	17,150	0.03
Metals	6,506	0.01
Softs	4,437	0.01
Total futures contracts purchased	400,659	0.69
Futures Contracts Sold
Currencies	(103,475)	(0.18)
Indices	(2,417)	(0.00)*
Interest Rates Non-U.S.	20,220	0.04
Metals	1,365	0.00 *
Total futures contracts sold	(84,307)	(0.14)
Investment in Partnerships
CMF Willowbridge Argo Master Fund L.P.	11,366,299	19.78
CMF Campbell Master Fund L.P.	16,335,125	28.43
CMF Graham Master Fund L.P.	11,132,145	19.38
Total Investment in Partnerships	38,833,569	67.59
Total fair value	$39,149,921	68.14%

Percentages are based on Partners' Capital unless otherwise indicated.

* Due to rounding.

See accompanying Notes to Financial Statements.

Smith Barney Diversified Futures Fund L.P. II
Condensed Schedule of Investments
December 31, 2005
(Unaudited)

	Fair Value	% of Partners' Capital
Futures Contracts Purchased
Currencies	$(24,300)	(0.04)%
Energy	22,099	0.04
Grains	(987)	(0.00)*
Indices	(5,316)	(0.01)
Interest Rates Non-U.S.	54,366	0.09
Interest Rates U.S.	35,085	0.06
Livestock	(2,318)	(0.00)*
Metals	841	0.00 *
Softs	8,274	0.01
Total futures contracts purchased	87,744	0.15
Futures Contracts Sold
Currencies	38,888	0.07
Energy	(2,094)	(0.00)*
Grains	(4,000)	(0.01)
Indices	94,597	0.16
Interest Rates Non-U.S.	12,752	0.02
Interest Rates U.S.	(8,947)	(0.01)
Softs	(14,844)	(0.03)
Total futures contracts sold	116,352	0.20
Unrealized Appreciation on Forward Contracts
Currencies	210,967	0.37
Metals	261,395	0.45
Total unrealized appreciation on forward contracts	472,362	0.82
Unrealized Depreciation on Forward Contracts
Currencies	(150,798)	(0.26)
Metals	(157,674)	(0.27)
Total unrealized depreciation on forward contracts	(308,472)	(0.53)
Investment in Partnerships
CMF Willowbridge Argo Master Fund L.P.	11,215,353	19.42
CMF Campbell Master Fund L.P.	17,693,152	30.64
Total Investment in Partnerships	28,908,505	50.06
Total fair value	$29,276,491	50.70%

Percentages are based on Partners' Capital unless otherwise indicated.

* Due to rounding.

See accompanying Notes to Financial Statements.

Smith Barney Diversified Futures Fund L.P. II
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions and foreign currencies	$1,801,428	$(1,472,546)	$4,299,156	$(4,036,952)
Change in unrealized gains on open positions and Investment in Partnerships	996,432	2,721,197	1,296,576	1,531,300
	2,797,860	1,248,651	5,595,732	(2,505,652)
Interest income	174,812	206,370	427,019	400,470
	2,972,672	1,455,021	6,022,751	(2,105,182)

Expenses:
Brokerage commissions including clearing fees of $98,329, $125,610, $224,682, and $213,370, respectively	1,023,257	1,016,678	2,076,256	2,041,995
Management fees	295,745	277,697	586,507	570,904
Incentive fees	208,508	—	583,628	—
Other	24,951	27,249	49,202	54,500
	1,552,461	1,321,624	3,295,593	2,667,399

Net income (loss)	1,420,211	133,397	2,727,158	(4,772,581)

Redemptions — Limited Partners	(2,060,502)	(1,829,534)	(3,013,671)	(3,068,689)

Net decrease in Partners' Capital	(640,291)	(1,696,137)	(286,513)	(7,841,270)

Partners' Capital, beginning of period	58,093,155	58,408,131	57,739,377	64,553,264

Partners' Capital, end of period	$57,452,864	$56,711,994	$57,452,864	$56,711,994

Net asset value per Redeemable Unit (36,165.9300 and 41,015.5454 Redeemable Units outstanding at June 30, 2006 and 2005, respectively)	$1,588.59	$1,382.70	$1,588.59	$1,382.70

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$37.15	$5.18	$71.82	$(108.19)

See accompanying Notes to Financial Statements.

Smith Barney Diversified Futures Fund L.P. II
Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net income (loss)	$1,420,211	$133,397	$2,727,158	$(4,772,581)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Partnerships	(11,192,991)	—	(11,192,991)	(18,587,905)
Proceeds from sale of investment in Partnerships	1,261,320	1,167,830	2,015,014	2,151,506
Net unrealized (appreciation) depreciation on investment in Partnerships	(871,442)	(2,205,817)	(747,087)	(1,727,049)
(Increase) decrease in restricted cash	177,867	448,538	(272,128)	3,103,265
(Increase) decrease in net unrealized appreciation on open futures positions	264,889	(226,970)	(112,256)	156,060
(Increase) decrease in unrealized appreciation on open forward contracts	347,461	(55,851)	472,362	1,694,655
(Increase) decrease in interest receivable	35,276	3,908	16,976	12,483
Increase (decrease) in unrealized depreciation on open forward contracts	(366,755)	(143,858)	(308,472)	(1,485,426)
Accrued expenses:
Increase (decrease) in brokerage commissions	(4,011)	(17,913)	(10,632)	(47,775)
Increase (decrease) in management fees	(1,299)	(5,902)	(3,524)	(15,854)
Increase (decrease) in incentive fees	(166,612)	—	(288,886)	—
Increase (decrease) in other	(18,456)	(11,235)	5,794	16,015
Net cash provided by (used in) operating activities	(9,114,542)	(913,873)	(7,698,672)	(19,502,606)
Cash flows from financing activities:
Payments for redemptions – Limited Partners	(2,032,280)	(1,753,773)	(3,414,606)	(2,873,869)
Net change in cash	(11,146,822)	(2,667,646)	(11,113,278)	(22,376,475)
Unrestricted cash, at beginning of period	27,939,268	33,271,119	27,905,724	52,979,948
Unrestricted cash, at end of period	$16,792,446	$30,603,473	$16,792,446	$30,603,473
Non cash financing activity:
Contribution of open commodity futures and forwards position	$—	$—	$—	$(212,488)

See accompanying Notes to Financial Statements.

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
June 30, 2006
(Unaudited)

1.    General:

Smith Barney Diversified Futures Fund L.P. II (the ‘‘Partnership’’) is a limited partnership which was organized on May 10, 1994 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

Citigroup Managed Futures LLC acts as the general partner (the ‘‘General Partner’’) of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. (‘‘Citigroup’’). As of June 30, 2006, all trading decisions are made for the Partnership by Capital Fund Management SA, Graham Capital Management L.P., Campbell & Co., Inc. (‘‘Campbell’’) and Willowbridge Associates Inc. (each an ‘‘Advisor’’ and collectively, the ‘‘Advisors’’).

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2006 and December 31, 2005, and the results of its operations and cash flows for the three and six months ended June 30, 2006 and 2005. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net realized and unrealized gains (losses)*	$46.79	$7.53	$93.02	$(102.90)
Interest income	4.75	4.94	11.41	9.45
Expenses **	(14.39)	(7.29)	(32.61)	(14.74)
Increase (decrease) for the period	37.15	5.18	71.82	(108.19)
Net Asset Value per Redeemable Unit, beginning of period	1,551.44	1,377.52	1,516.77	1,490.89

Net Asset Value per Redeemable Unit, end of period	$1,588.59	$1,382.70	$1,588.59	$1,382.70

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
June 30, 2006
(Unaudited)

Financial Highlights (continued):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Ratio to average net assets: ***
Net investment loss before incentive fees ****	(8.1)%	(8.0)%	(8.0)%	(7.9)%

Operating expenses	9.3%	9.5%	9.4%	9.3%
Incentive fees	0.4%	—%	1.0%	—%
Total expenses	9.7%	9.5%	10.4%	9.3%

Total return:
Total return before incentive fees	2.8%	0.4%	5.8%	(7.3)%
Incentive fees	(0.4)%	—%	(1.1)%	—%
Total return after incentive fees	2.4%	0.4%	4.7%	(7.3)%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees).

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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values during the six and twelve months ended June 30, 2006 and December 31, 2005, based on a monthly calculation, were $465,237 and $814,501, respectively. The fair values of these commodity interests, including options thereon, if applicable, at June 30, 2006 and December 31, 2005, were $316,352 and $367,986, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4.    Investment in Partnerships:

Effective January 1, 2005, the assets allocated to Campbell for trading were invested in the CMF Campbell Master Fund L.P. (‘‘Campbell Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 18,800.3931 Units of Campbell Master with cash equal to $18,587,905 and a contribution of open commodity futures and forward positions with a fair

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
June 30, 2006
(Unaudited)

value of $212,488. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using Campbell's Financials, Metals and Energy portfolio (‘‘FME’’), to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of Campbell Master. Individual and pooled accounts currently managed by Campbell, including the Partnership, are permitted to be limited partners of Campbell Master. The General Partner and Campbell believe that trading through this structure should promote efficiency and economy in the trading process.

Effective July 1, 2005, the assets allocated to Willowbridge for trading were invested in the CMF Willowbridge Argo Master Fund L.P. (‘‘Willowbridge Master’’), a limited partnership organized under the partnership laws of the State of New York. The partnership purchased 10,980.9796 Units of Willowbridge Master with cash equal to $ 9,895,326 and a contribution of open commodity futures and forward positions with a fair value of $1,085,654. Willowbridge Master was formed in order to permit commodity pools managed now or in the future by using Willowbridge's Argo Trading Program, to invest together in one trading vehicle. The General Partner is the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership are permitted to be a limited partner of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process.

Effective April 1, 2006, the assets allocated to Graham for trading were invested in the CMF Graham Master Fund L.P. (‘‘Graham Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 11,192.9908 Units of Graham Master with cash equal to $11,192,991. Graham Master was formed in order to permit commodity pools managed now or in the future by using Graham's Multi-Trend Program at 125% leverage, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be a limited partner of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.

Campbell Master's, Willowbridge Master's and Graham Master's trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. Campbell Master, Willowbridge Master, and Graham Master engage in such trading through a commodity brokerage account maintained with CGM.

A limited partner may withdraw all or part of its capital contribution and undistributed profits, if any, from Campbell Master, Willowbridge Master and Graham Master (the ‘‘Funds’’) in multiples of the net asset value per unit of limited partnership interest as of the last day of a month after a request for redemption has been made to the General Partner at least 3 days in advance of month-end.

Management and incentive fees are not directly charged to the Funds. These fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Funds. All other fees, including CGM's direct brokerage commissions, are charged at the Partnership level.

As of June 30, 2006, the Partnership owns 4.8%, 6.2%, and 4.5%, respectively, of Campbell Master, Willowbridge Master, and Graham Master. As of December 31, 2005, the Partnership owns 5.4% and 6.6%, respectively, of Campbell Master and Willowbridge Master. The performance of the Partnership is directly affected by the performance of the Funds. It is Campbell's, Willowbridge's, and Graham's intention to continue to invest the assets allocated to each by the Partnership in Campbell Master, Willowbridge Master, and Graham Master. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
June 30, 2006
(Unaudited)

Summarized information reflecting the total assets, liabilities and capital for the Funds are shown in the following tables.

	June 30, 2006
	Investments' Total Assets	Investments' Total Liabilities	Investments' Total Capital
Willowbridge Master	$184,091,051	$593,903	$183,497,148
Campbell Master	352,110,193	11,197,755	340,912,438
Graham Master	251,255,895	3,804,157	247,451,738
Total	$787,457,139	$15,595,815	$771,861,324

	December 31, 2005
	Investments' Total Assets	Investments' Total Liabilities	Investments' Total Capital
Willowbridge Master	$170,157,028	$474,977	$169,682,051
Campbell Master	347,366,314	20,975,541	326,390,773
Total	$517,523,342	$21,450,518	$496,072,824

Summarized information reflecting the Partnership's investment in, and the operations of the Funds are shown in the following tables.

	June 30, 2006		For the three months ended June 30, 2006
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Willowbridge Master	19.78%	$11,366,299	$2,030,003	$11,619	$541	$2,017,843	Commodity Portfolio	Monthly
Campbell Master	28.43%	16,335,125	(871,054)	2,926	295	(874,275)	Financials, Metals & Energy Portfolio	Monthly
Graham Master	19.38%	11,132,145	108,319	8,976	884	98,459	Commodity Portfolio	Monthly
Total		$38,833,569	$1,267,268	$23,521	$1,720	$1,242,027

	June 30, 2006		For the six months ended June 30, 2006
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Willowbridge Master	19.78%	$11,366,299	$955,123	$21,760	$1,088	$932,275	Commodity Portfolio	Monthly
Campbell Master	28.43%	16,335,125	325,797	7,709	608	317,480	Financials, Metals & Energy Portfolio	Monthly
Graham Master	19.38%	11,132,145	108,319	8,976	884	98,459	Commodity Portfolio	Monthly
Total		$38,833,569	$1,389,239	$38,445	$2,580	$1,348,214

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
June 30, 2006
(Unaudited)

	December 31, 2005		For the three months ended June 30, 2005
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Willowbridge Master	19.42%	$11,215,353	$—	$—	$—	$—	Commodity Portfolio	Monthly
Campbell Master	30.64%	17,693,152	1,700,536	14,770	1,666	1,684,100	Financials, Metals & Energy Portfolio	Monthly
Total		$28,908,505	$1,700,536	$14,770	$1,666	$1,684,100

	December 31, 2005		For the six months ended June 30, 2005
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Willowbridge Master	19.42%	$11,215,353	$—	$—	$—	$—	Commodity Portfolio	Monthly
Campbell Master	30.64%	17,693,152	2,302,043	6,706	819	2,294,518	Financials, Metals & Energy Portfolio	Monthly
Total		$28,908,505	$2,302,043	$6,706	$819	$2,294,518

5.    Financial Instrument Risks:

In the normal course of its business, the Partnership directly, and through its investments in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange-traded instruments are standardized and include futures and certain options contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options.

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

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
June 30, 2006
(Unaudited)

The General Partner monitors and controls the Partnership's/Funds' risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/ Funds are subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of June 30, 2006. However, due to the nature of the Partnership's/Funds' businesses, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, investments in other partnerships, net unrealized appreciation on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 2006.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits if any.

For the six months ended June 30, 2006, Partnership capital decreased 0.5%, from $57,739,377 to $57,452,864. This decrease was attributable to a redemption of 1,901.2729 Redeemable Units of Limited Partnership interest resulting in an outflow of $3,013,671, which was partially offset by a net gain from operations of $2,727,158. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership's second quarter of 2006, the net asset value per Redeemable unit increased 2.4% from $1,551.44 to $1,588.59 as compared to an increase of 0.4% in the second quarter of 2005. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2006 of $2,797,860. Gains were primarily attributable to the trading of commodity futures in metals, indices, and U.S. and non-U.S. interest rates and were partially offset by losses in currencies, energy, grains, livestock and softs. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2005 of $1,248,651. Gains were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates and livestock and were partially offset by losses in energy, grains, metals, softs and indices.

The second quarter 2006 was challenging for the Partnership's Advisors as both financial and commodity markets entered a highly volatile period. Gains earned in interest rate, metals, and stock index trading offset losses in currency, grains and energy trading.

The Partnership's trend-following Advisors were slightly unprofitable in the energy sector as gains made in natural gas trading offset losses in crude oil and petroleum products. Trends in the metal sector extended from the first quarter and remained strong for the first half of the second quarter. The substantial gains accumulated from record gold, silver and base metal price trends were more than enough to cover losses during the metals correction in May.

Trading in U.S. and global fixed income markets was profitable as central banks continued to raise global rates to combat inflation pressure.

The lack of direction in the currency sector was a result of speculation relating to U.S. interest rate policy coupled with global inflation concerns. Gains in the equity sector were attributable to gains in Asian equity markets offsetting losses in U.S. and European equity indices after these markets experienced a correction in May subsequent to reaching highs. Sharp price reversals in grains and softs translated into losses as alternating meteorological conditions between drought and rainfall contributed to irregular price developments.

During the Partnership's six months ended June 30, 2006, the net asset value per Redeemable unit increased 4.7% from $1,516.77 to $1,588.59 as compared to a decrease of 7.3% for the six months ended June 30, 2005. The Partnership experienced a net trading gain before brokerage commissions and related fees during the six months ended June 30, 2006 of $5,595,732. Gains were primarily attributable to the trading of commodity futures in metals, livestock, indices, and U.S. and non-U.S. interest rates and were partially offset by losses in currencies, energy, grains and softs. The Partnership experienced a net trading loss before brokerage commissions and related fees during the six months ended June 30, 2005 of $2,505,652. Losses were primarily attributable to the trading of commodity futures in currencies, energy, grains, livestock, metals, softs and indices and were partially offset by gains in U.S. and non-U.S. interest rates.

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

Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three months ended June 30, 2006 decreased by $31,558 as compared to the corresponding period in 2005. This decrease was due to the Partnership's use of cash to fund additional investments in other partnerships during the three months ended June 30, 2006 as compared to the corresponding period in 2005. Interest income for the six months ended June 30, 2006 increased by $26,549 as compared to the corresponding period in 2005. This increase was due to an increase in interest rates during the six months ended June 30, 2006 as compared to the corresponding period in 2005.

Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and six months ended June 30, 2006 increased by $6,579 and $34,261, respectively, as compared to the corresponding periods in 2005. The increase in brokerage commissions and fees is due to an increase in average net assets during the three and six months ended June 30, 2006 as compared to the corresponding periods in 2005.

Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2006 increased by $18,048 and $15,603, respectively, as compared to the corresponding periods in 2005. The increase in management fees is due to higher average net assets during the three and six months ended June 30, 2006 as compared to the corresponding periods in 2005.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2006 resulted in incentive fees of $208,508 and $583,628, respectively. There were no incentive fees for the three and six months ended June 30, 2005.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Partnership/Funds are speculative commodity pools. The market sensitive instruments held by them are acquired for speculative trading purposes, and all or substantially all of the Partnership's/Funds' assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership's/Funds' main line of business.

The risk to the limited partners that have purchased interests in the Partnership/Funds are limited to the amount of their capital contributions to the Partnership/Funds and their share of the Partnership assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership/Funds as a limited partnership under applicable law.

Market movements result in frequent changes in the fair value of the Partnership's/Funds' open positions and, consequently, in its earnings and cash flow. The Partnership's/Funds' market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the value of financial instruments and contracts, the diversification effects among the Partnership's/Funds' open positions and the liquidity of the markets in which they trade.

The Partnership/Funds rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership's/Funds' past performance is not necessarily indicative of their future results.

Value at Risk is a measure of the maximum amount which the Partnership/Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's/Funds' speculative trading and the recurrence in the markets traded by the Partnership/Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's/Funds' experience to date (i.e., ‘‘risk of ruin’’). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership's/Funds' losses in any market sector will be limited to Value at Risk or by the Partnership's/Funds' attempts to manage their market risk.

Exchange maintenance margin requirements have been used by the Partnership/Funds as the measure of their Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

The following tables indicates the trading Value at Risk associated with the Partnership's investments and investments in other Partnerships by market category as of June 30, 2006, and the highest, lowest and average values during the three months ended June 30, 2006. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

As of June 30, 2006, the Partnership's total capitalization was $57,452,864.

June 30, 2006
(Unaudited)

			Three months ended June 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– Exchange Traded Contracts	$120,079	0.21%	$615,000	$120,079	186,235
Energy	508,023	0.88%	720,897	140,113	385,864
Interest Rates U.S.	162,203	0.28%	1,052,933	27,851	488,835
Interest Rates Non-U.S.	1,143,806	1.99%	1,520,269	111,322	998,272
Metals
– Exchange Traded Contracts	19,642	0.04%	21,412	903	12,662
Softs	9,837	0.02%	18,188	3,587	11,785
Indices	598,755	1.04%	1,798,244	204,235	803,900
Total	$2,562,345	4.46%

*	Average of month-end Values at Risk.

As of June 30, 2006, Campbell Master's total capitalization was $340,912,438. The Partnership owns 4.8% of Campbell Master.

June 30, 2006
(Unaudited)

			Three months ended June 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC Traded Contracts	$6,224,029	1.83%	$16,376,992	$5,102,819	$8,637,465
Energy	3,042,575	0.89%	3,933,850	1,491,285	2,679,025
Interest Rates U.S.	2,309,162	0.68%	6,692,051	2,309,162	4,649,329
Interest Rates Non-U.S.	4,463,586	1.31%	7,579,057	2,772,722	5,654,588
Metals
– Exchange Traded Contracts	174,150	0.05%	453,600	—	306,450
– OTC Traded Contracts	1,212,500	0.35%	1,612,500	439,700	707,233
Indices	2,233,564	0.66%	7,293,805	1,883,142	3,871,154
Total	$19,659,566	5.77%

*	Average of month-end Values at Risk.

As of June 30, 2006, Willowbridge Master's total capitalization was $183,497,148. The Partnership owns 6.2% of Willowbridge Master.

June 30, 2006
(Unaudited)

			Three months ended June 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– Exchange Traded Contracts	$5,860,621	3.19%	$16,069,017	$1,937,250	$11,229,480
Energy	9,175,275	5.00%	12,034,575	1,417,500	10,563,300
Grains	476,550	0.27%	1,771,875	190,620	959,147
Interest Rates U.S.	3,002,265	1.64%	6,237,000	2,287,440	4,245,255
Interest Rates Non-U.S.	4,337,027	2.36%	11,303,300	4,243,100	6,724,014
Softs	519,540	0.28%	784,000	220,500	377,347
Total	$23,371,278	12.74%

*	Average of month-end Values at Risk.

As of June 30, 2006, Graham Master's total capitalization was $247,451,738. The Partnership owns 4.5% of Graham Master.

June 30, 2006
(Unaudited)

			Three months ended June 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– Exchange Traded Contracts	$555,209	0.22%	$1,433,009	$4,389	$261,146
– OTC Traded Contracts	6,657,340	2.69%	10,032,744	358,137	2,955,785
Energy	723,525	0.29%	919,454	115,980	370,898
Grains	341,797	0.14%	2,340,603	52,279	516,740
Interest Rates U.S.	1,549,109	0.63%	7,281,127	1,549,109	2,304,747
Interest Rates Non-U.S.	3,623,282	1.46%	8,653,251	2,859,855	3,790,563
Metals
– OTC Traded Contracts	67,950	0.03%	523,391	10,350	121,262
Softs	1,413,743	0.57%	1,698,688	148,926	697,213
Indices	841,858	0.34%	6,960,954	315,426	2,908,206
Total	$15,773,813	6.37%

*	Average of month-end Values at Risk.

Item 4.    Controls and Procedures

The General Partner of the Partnership, with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) with respect to the Partnership as of the end of the period covered by the report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. There was no change in the Partnership's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

Enron Corp.

On May 24, 2006, the District Court gave final approval to Citigroup's settlement of the securities class action (NEWBY, ET AL. V. ENRON CORP., ET AL.).

Research

On May 12, 2006, the District Court preliminarily approved the class action settlements in IN RE SALOMON ANALYST LEVEL 3 LITIGATION, IN RE SALOMON ANALYST XO LITIGATION, and IN RE SALOMON ANALYST WILLIAMS LITIGATION.

On May 18, 2006, the District Court gave final approval to the settlement in NORMAN v. SALOMON SMITH BARNEY.

On June 20, 2006, the District Court certified the plaintiff class in IN RE SALOMON ANALYST METROMEDIA LITIGATION.

On June 26, 2006, the United States Supreme Court granted plaintiffs' petition for a writ of certiorari, vacated the opinion of the United States Court of Appeals for the Seventh Circuit in DISHER v. CITIGROUP GLOBAL MARKETS INC., and then remanded the case to the Seventh Circuit for further proceedings in light of the Supreme Court's decision in Kircher v. Putnam Funds Trust.

Adelphia Communications Corporation

Without admitting any liability, CGMI and numerous other financial institution defendants have agreed to settle IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION for a total of $250 million, subject to final court approval. On June 15, 2006, the court granted its preliminary approval of the settlement and set November 10, 2006 for a final hearing. CGMI's share of the settlement is covered by existing reserves.

Item 1A.   Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2006 – April 30, 2006	885.5227	$1,620.97	N/A	N/A
May 1, 2006 – May 31, 2006	109.4195	$1,593.72	N/A	N/A
June 1, 2006 – June 30, 2006	283.7180	$1,588.59	N/A	N/A
	1,278.6602	$1,601.09	N/A	N/A

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

Exhibit – 31.1 – Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

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

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
By:	Citigroup Managed Futures LLC (General Partner)
By:	/s/ David J. Vogel David J. Vogel President and Director
Date:	August 14, 2006
By:	/s/ Daniel R. McAuliffe, Jr. Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	August 14, 2006