Form 10-Q/A
period 2006-06-30
SMITH BARNEY DIVERSIFIED FUTURES FUND L P II
filed 2006-08-14
CIK 923660

FORM 10-Q/A

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

As of June 30, 2006, Willowbridge Master's total capitalization was $183,497,148. The Partnership owns 6.2% of Willowbridge Master.

June 30, 2006
(Unaudited)

			Three months ended June 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– Exchange Traded Contracts	$5,860,621	3.19%	$16,059,735	$2,867,738	$11,228,040
Energy	9,175,275	5.00%	12,034,575	1,417,500	10,563,300
Grains	476,550	0.27%	1,771,875	190,620	959,147
Interest Rates U.S.	3,002,265	1.64%	6,237,000	2,287,440	4,245,255
Interest Rates Non-U.S.	4,337,027	2.36%	11,303,300	4,243,100	6,724,014
Softs	519,540	0.28%	784,000	220,500	377,347
Total	$23,371,278	12.74%

*	Average of month-end Values at Risk.

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