Form 10-Q
period 2006-09-30
SMITH BARNEY DIVERSIFIED FUTURES FUND L P II
filed 2006-11-14
CIK 923660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR (   ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2006

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

Yes  X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer                  Accelerated filer                Non-accelerated filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No  X

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at September 30, 2006 and December 31, 2005 (unaudited)	3
	Condensed Schedules of Investments at September 30, 2006 and December 31, 2005 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners' Capital for the three and nine months ended September 30, 2006 and 2005 (unaudited)	6
	Statements of Cash Flows for the three and nine months ended September 30, 2006 and 2005 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 13
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14 – 16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17 – 19
Item 4.	Controls and Procedures	20
PART II - Other Information		21

PART I

Item 1. Financial Statements

Smith Barney Diversified Futures Fund L.P. II
Statements of Financial Condition
(Unaudited)

	September 30, 2006	December 31, 2005
Assets:
Investment in Partnerships, at fair value	$37,123,916	$28,908,505
Equity in commodity futures trading account:
Cash (restricted $1,571,410 and $2,290,590 in 2006 and 2005, respectively)	16,556,658	30,196,314
Net unrealized appreciation on open futures positions	83,490	204,096
Unrealized appreciation on open forward contracts	82,456	472,362
	53,846,520	59,781,277
Interest receivable	52,343	74,409
	$53,898,863	$59,855,686
Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$50,586	$308,472
Accrued expenses:
Brokerage commissions	269,240	303,446
Management fees	89,205	100,540
Incentive fees	—	497,394
Other	56,116	54,810
Redemptions payable	468,009	851,647
	933,156	2,116,309
Partners' Capital:
General Partner, 884.3120 Unit equivalents outstanding in 2006 and 2005	1,326,044	1,341,298
Limited Partners, 34,437.4653 and 37,182.8909 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	51,639,663	56,398,079
	52,965,707	57,739,377
	$53,898,863	$59,855,686

See accompanying Notes to Financial Statements.

Smith Barney Diversified Futures Fund L.P. II
Condensed Schedule of Investments
September 30, 2006
(Unaudited)

	Fair Value	% of Partners' Capital
Futures Contracts Purchased
Currencies	$(13,350)	(0.02)%
Indices	59,691	0.11
Interest Rates Non-U.S.	4,661	0.01
Interest Rates U.S.	(3,334)	(0.01)
Softs	295	0.00 *
Total futures contracts purchased	47,963	0.09
Futures Contracts Sold
Currencies	26,265	0.05
Energy	(6,503)	(0.01)
Indices	(5,700)	(0.01)
Interest Rates Non-U.S.	23,217	0.04
Interest Rates U.S.	(1,372)	(0.00)*
Metals	57	0.00 *
Softs	(437)	(0.00)*
Total futures contracts sold	35,527	0.07

Unrealized Appreciation on Forward Contracts
Currencies	82,456	0.16
Total unrealized appreciation on forward contracts	82,456	0.16
Unrealized Depreciation on Forward Contracts
Currencies	(50,586)	(0.10)
Total unrealized depreciation on forward contracts	(50,586)	(0.10)
Investment in Partnerships
CMF Willowbridge Argo Master Fund L.P.	10,814,428	20.42
CMF Campbell Master Fund L.P.	15,679,253	29.60
CMF Graham Master Fund L.P.	10,630,235	20.07
Total Investment in Partnerships	37,123,916	70.09
Total Fair Value	$37,239,276	70.31%

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

See accompanying Notes to Financial Statements.

Smith Barney Diversified Futures Fund L.P. II
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions and foreign currencies	$(1,059,960)	$3,711,057	$3,239,196	$(325,895)
Change in unrealized gains (losses) on open positions and Investment in Partnerships	(1,140,108)	719,860	156,468	2,251,160
	(2,200,068)	4,430,917	3,395,664	1,925,265
Interest income	171,054	183,407	598,073	583,877
	(2,029,014)	4,614,324	3,993,737	2,509,142

Expenses:
Brokerage commissions including clearing fees of $63,251, $98,744, $287,933, and $312,214, respectively	899,456	1,014,387	2,975,712	3,056,382
Management fees	269,910	290,313	856,417	861,217
Incentive fees	—	452,507	583,628	452,507
Other	24,952	14,425	74,154	68,925
	1,194,318	1,771,632	4,489,911	4,439,031

Net income (loss)	(3,223,332)	2,842,692	(496,174)	(1,929,889)

Redemptions — Limited Partners	(1,263,825)	(1,750,770)	(4,277,496)	(4,819,459)

Net increase (decrease) in Partners' Capital	(4,487,157)	1,091,922	(4,773,670)	(6,749,348)

Partners' Capital, beginning of period	57,452,864	56,711,994	57,739,377	64,553,264

Partners' Capital, end of period	$52,965,707	$57,803,916	$52,965,707	$57,803,916

Net asset value per Redeemable Unit (35,321.7773 and 39,775.1637 Redeemable Units outstanding at September 30, 2006 and 2005, respectively)	$1,499.52	$1,453.27	$1,499.52	$1,453.27

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(89.07)	$70.57	$(17.25)	$(37.62)

See accompanying Notes to Financial Statements.

Smith Barney Diversified Futures Fund L.P. II
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net income (loss)	$(3,223,332)	$2,842,692	$(496,174)	$(1,929,889)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Partnerships	—	(9,895,326)	(11,192,991)	(28,483,231)
Proceeds from sale of investment in Partnerships	407,548	824,989	2,422,566	2,976,496
Net unrealized (appreciation) depreciation on investment in Partnerships	1,302,105	(1,550,852)	555,014	(3,277,902)
(Increase) decrease in restricted cash	991,308	5,107,424	719,180	8,210,689
(Increase) decrease in net unrealized appreciation on open futures positions	232,862	1,047,367	120,606	1,203,427
(Increase) decrease in unrealized appreciation on open forward contracts	(82,456)	113,260	389,906	1,807,915
(Increase) decrease in interest receivable	5,090	8,958	22,066	21,441
Increase (decrease) in unrealized depreciation on open forward contracts	50,586	(153,390)	(257,886)	(1,638,816)
Accrued expenses:
Increase (decrease) in brokerage commissions	(23,574)	6,846	(34,206)	(40,929)
Increase (decrease) in management fees	(7,811)	2,300	(11,335)	(13,554)
Increase (decrease) in incentive fees	(208,508)	452,507	(497,394)	452,507
Increase (decrease) in other	(4,488)	(17,635)	1,306	(1,620)
Net cash provided by (used in) operating activities	(560,670)	(1,210,860)	(8,259,342)	(20,713,466)
Cash flows from financing activities:
Payments for redemptions – Limited Partners	(1,246,528)	(1,898,409)	(4,661,134)	(4,772,278)
Net change in cash	(1,807,198)	(3,109,269)	(12,920,476)	(25,485,744)
Unrestricted cash, at beginning of period	16,792,446	30,603,473	27,905,724	52,979,948
Unrestricted cash, at end of period	$14,985,248	$27,494,204	$14,985,248	$27,494,204
Non cash financing activity:
Contribution of open commodity futures and forwards position	$—	$(1,085,654)	$—	$(1,298,142)

See accompanying Notes to Financial Statements.

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
September 30, 2006
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

Citigroup Managed Futures LLC acts as the general partner (the ‘‘General Partner’’) of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. (‘‘Citigroup’’). As of September 30, 2006, all trading decisions are made for the Partnership by Capital Fund Management SA (‘‘CFM’’), Graham Capital Management L.P. (‘‘Graham’’), Campbell & Co., Inc. (‘‘Campbell’’) and Willowbridge Associates Inc. (‘‘Willowbridge’’) (each an ‘‘Advisor’’ and collectively, the ‘‘Advisors’’).

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2006 and December 31, 2005, and the results of its operations and cash flows for the three and nine months ended September 30, 2006 and 2005. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net realized and unrealized gains (losses)*	$(85.63)	$84.79	$7.39	$(18.11)
Interest income	4.76	4.52	16.17	13.97
Expenses **	(8.20)	(18.74)	(40.81)	(33.48)
Increase (decrease) for the period	(89.07)	70.57	(17.25)	(37.62)
Net Asset Value per Redeemable Unit, beginning of period	1,588.59	1,382.70	1,516.77	1,490.89

Net Asset Value per Redeemable Unit, end of period	$1,499.52	$1,453.27	$1,499.52	$1,453.27

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
September 30, 2006
(Unaudited)

Financial Highlights (continued):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Ratio to average net assets: ***
Net investment loss before incentive fees ****	(7.5)%	(7.9)%	(7.8)%	(7.9)%

Operating expenses	8.7%	9.2%	9.2%	9.2%
Incentive fees	—%	0.8%	1.0%	0.8%
Total expenses	8.7%	10.0%	10.2%	10.0%

Total return:
Total return before incentive fees	(5.6)%	5.9%	(0.1)%	(1.7)%
Incentive fees	—%	(0.8)%	(1.0)%	(0.8)%
Total return after incentive fees	(5.6)%	5.1%	(1.1)%	(2.5)%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees).

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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values during the nine and twelve months ended September 30, 2006 and December 31, 2005, based on a monthly calculation, were $401,418 and $814,501, respectively. The fair values of these commodity interests, including options thereon, if applicable, as of September 30, 2006 and December 31, 2005, were $115,360 and $367,986, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4.    Investment in Partnerships:

Effective January 1, 2005, the assets allocated to Campbell for trading were invested in the CMF Campbell Master Fund L.P. (‘‘Campbell Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 18,800.3931 Units of Campbell Master with cash equal to $18,587,905 and a contribution of open commodity futures and forward positions with a fair

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
September 30, 2006
(Unaudited)

value of $212,488. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using Campbell's Financials, Metals and Energy portfolio (‘‘FME’’), to invest together in one trading vehicle. The General Partner of the Partnership is also the general partner of Campbell Master. Individual and pooled accounts currently managed by Campbell, including the Partnership, are permitted to be limited partners of Campbell Master. The General Partner and Campbell believe that trading through this structure should promote efficiency and economy in the trading process.

Effective July 1, 2005, the assets allocated to Willowbridge for trading were invested in the CMF Willowbridge Argo Master Fund L.P. (‘‘Willowbridge Master’’), a limited partnership organized under the partnership laws of the State of New York. The partnership purchased 10,980.9796 Units of Willowbridge Master with cash equal to $ 9,895,326 and a contribution of open commodity futures and forward positions with a fair value of $1,085,654. Willowbridge Master was formed in order to permit commodity pools managed now or in the future by using Willowbridge's Argo Trading Program, to invest together in one trading vehicle. The General Partner is the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership, are permitted to be a limited partner of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process.

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

As of September 30, 2006, the Partnership owned 4.9%, 5.8%, and 4.6%, respectively, of Campbell Master, Willowbridge Master, and Graham Master. As of December 31, 2005, the Partnership owned 5.4% and 6.6%, respectively, of Campbell Master and Willowbridge Master. The performance of the Partnership is directly affected by the performance of the Funds. Campbell, Willowbridge, and Graham intend to continue to invest the assets allocated to each by the Partnership in Campbell Master, Willowbridge Master, and Graham Master. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
September 30, 2006
(Unaudited)

Summarized information reflecting the total assets, liabilities and capital for the Funds are shown in the following tables.

	September 30, 2006
	Investments' Total Assets	Investments' Total Liabilities	Investments' Total Capital
Willowbridge Master	$186,164,106	$913,159	$185,250,947
Campbell Master	331,655,712	13,975,205	317,680,507
Graham Master	233,518,778	3,523,441	229,995,337
Total	$751,338,596	$18,411,805	$732,926,791

	December 31, 2005
	Investments' Total Assets	Investments' Total Liabilities	Investments' Total Capital
Willowbridge Master	$170,157,028	$474,977	$169,682,051
Campbell Master	347,366,314	20,975,541	326,390,773
Total	$517,523,342	$21,450,518	$496,072,824

Summarized information reflecting the Partnership's investment in, and the operations of the Funds are shown in the following tables. The Partnership's share of the Fund's Net Income (Loss) is included in change in unrealized gains (losses) on open positions and investment in Partnerships on the Partnership's Statement of Income and Expenses and Partners' Capital.

	September 30, 2006		For the three months ended September 30, 2006
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Willowbridge Master	20.42%	$10,814,428	$(329,188)	$9,305	$512	$(339,005)	Commodity Portfolio	Monthly
Campbell Master	29.60%	15,679,253	(317,172)	5,565	301	(323,038)	Financials, Metals & Energy Portfolio	Monthly
Graham Master	20.07%	10,630,235	(269,055)	7,345	675	(277,075)	Commodity Portfolio	Monthly
Total		$37,123,916	$(915,415)	$22,215	$1,488	$(939,118)

	September 30, 2006		For the nine months ended September 30, 2006
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Willowbridge Master	20.42%	$10,814,428	$625,936	$31,065	$1,600	$593,271	Commodity Portfolio	Monthly
Campbell Master	29.60%	15,679,253	8,625	13,273	910	(5,558)	Financials, Metals & Energy Portfolio	Monthly
Graham Master	20.07%	10,630,235	(160,735)	16,321	1,560	(178,616)	Commodity Portfolio	Monthly
Total		$37,123,916	$473,826	$60,659	$4,070	$409,097

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
September 30, 2006
(Unaudited)

	December 31, 2005		For the three months ended September 30, 2005
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Willowbridge Master	19.42%	$11,215,353	$635,577	$14,174	$1,032	$620,371	Commodity Portfolio	Monthly
Campbell Master	30.64%	17,693,152	31,433	6,568	794	24,071	Financials, Metals & Energy Portfolio	Monthly
Total		$28,908,505	$667,010	$20,742	$1,826	$644,442

	December 31, 2005		For the nine months ended September 30, 2005
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Willowbridge Master	19.42%	$11,215,353	$635,577	$14,174	$1,032	$620,371	Commodity Portfolio	Monthly
Campbell Master	30.64%	17,693,152	1,731,970	21,338	2,460	1,708,172	Financials, Metals & Energy Portfolio	Monthly
Total		$28,908,505	$2,367,547	$35,512	$3,492	$2,328,543

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
September 30, 2006
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

The majority of these instruments mature within one year of September 30, 2006. However, due to the nature of the Partnership's/Funds' businesses, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, investments in other partnerships, net unrealized appreciation on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 2006.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by its investments in other partnerships, realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2006, Partnership capital decreased 8.3%, from $57,739,377 to $52,965,707. This decrease was attributable to a net loss from operations of $496,174, coupled with the redemption of 2,745.4256 Redeemable Units of Limited Partnership interest resulting in an outflow of $4,277,496. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership's third quarter of 2006, the net asset value per Redeemable unit decreased 5.6% from $1,588.59 to $1,499.52 as compared to an increase of 5.1% in the third quarter of 2005. The Partnership and its investments in other partnerships experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2006 of $2,200,068. Losses were primarily attributable to the trading of commodity futures in currencies, energy, grains, non-U.S. interest rates, metals and indices and were partially offset by gains in U.S. interest rates and softs. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2005 of $4,430,917. Gains were primarily attributable to the trading of commodity futures in energy, grains, metals and indices and were partially offset by losses in currencies, U.S. and non U.S. interest rates, softs and livestock.

The third quarter presented a challenging investment landscape for the Advisors. The Fund was negatively impacted by a number of price trend reversals in both financial and commodity markets. Gains earned in September were not enough to offset losses accumulated in July and August.

High levels of market uncertainty resulted in losses in currency, fixed income, and equity indices. The Fund posted gains from trading in Japanese yen as the dollar strengthened on speculation that Japan's central bank would refrain from raising interest rates again this year. However, these gains were insufficient to offset losses from trading in euro and British pound. While trading in U.S. interest rates was profitable for the quarter, yields lacked direction in the international fixed income markets, resulting in unfavorable results for the Fund. The Fund also suffered small losses in global equity indices, amassed mainly in July amid speculation over the Federal Reserve's rate decision.

Trading in commodity markets varied as gains were realized in the soft commodities but failed to materialize in the energy and metals sectors. The Advisors were profitable in trading soft commodities, especially in sugar and cotton, as reports suggesting record production of new crops resulted in price declines. However, losses were accumulated in the energy markets due to unanticipated price declines across the petroleum complex. A series of unrelated events associated with favorable inventory data and moderated geopolitical concerns triggered a downward but non-orderly drop in crude prices. Declines in natural gas prices driven by weather and reduced demand for electricity generation also adversely impacted performance. Gains from the industrial metals only partially offset losses in precious metals where prices reflected unfavorable trading ranges and sharp price reversals.

During the Partnership's nine months ended September 30, 2006, the net asset value per Redeemable unit decreased 1.1% from $1,516.77 to $1,499.52 as compared to a decrease of 2.5% for the nine months ended September 30, 2005. The Partnership and its investments in other partnerships experienced a net trading gain before brokerage commissions and related fees during the nine months ended September 30, 2006 of $3,395,664. Gains were primarily attributable to the trading of commodity futures in U.S. and non-U.S. interest rates, livestock, metals and indices and were partially offset by losses in currencies, energy, grains and softs. The Partnership experienced a net trading gain before commissions and related fees for the nine months ended September 30, 2005 of $1,925,265. Gains were primarily attributable to the trading of commodity futures in energy, grains, non-U.S. interest rates and indices and were partially offset by losses in currencies, U.S. interest rates, livestock, metals and softs.

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

Interest income on 80% of the Partnership's daily equity allocated to it by the Partnership/Funds was earned at the 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three months ended September 30, 2006 decreased by $12,353 as compared to the corresponding period in 2005. This decrease was due to a decrease in average net assets during the three months ended September 30, 2006 as compared to the corresponding period in 2005. Interest income for the nine months ended September 30, 2006 increased by $14,196 as compared to the corresponding period in 2005. This increase was due to an increase in interest rates during the nine months ended September 30, 2006 as compared to the corresponding period in 2005.

Brokerage commissions are calculated on the Partnership's net asset value as of the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and nine months ended September 30, 2006 decreased by $114,931 and $80,670, respectively, as compared to the corresponding periods in 2005. The decrease in brokerage commissions and fees is due to a decrease in average net assets during the three and nine months ended September 30, 2006 as compared to the corresponding periods in 2005.

Management fees are calculated on the portion of the Partnership's net asset value allocated to each Advisor at the end of the month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2006 decreased by $20,403 and $4,800, respectively, as compared to the corresponding periods in 2005. The decrease in management fees is due to lower average net assets during the three and nine months ended September 30, 2006 as compared to the corresponding periods in 2005.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2006 resulted in incentive fees of $0 and $583,628, respectively. Trading performance for the three and nine months ended September 30, 2005 resulted in incentive fees of $452,507.

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

Market movements result in frequent changes in the fair value of the Partnership's/Funds' open positions and, consequently, in their earnings and cash flow. The Partnership's/Funds' market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the value of financial instruments and contracts, the diversification effects among the Partnership's/Funds' open positions and the liquidity of the markets in which they trade.

The Partnership/Funds rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership's/Funds' past performances are not necessarily indicative of their future results.

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

The following tables indicates the trading Value at Risk associated with the Partnership's investments and investments in other Partnerships by market category as of September 30, 2006, and the highest, lowest and average values during the three months ended September 30, 2006. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

As of September 30, 2006, the Partnership's total capitalization was $52,965,707.

September 30, 2006
(Unaudited)

			Three months ended September 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
− Exchange Traded Contracts	$144,830	0.27%	$222,247	$62,880	164,625
− OTC Contracts	364,905	0.69%	364,905	97,114	240,826
Energy	98,400	0.19%	541,188	25,100	211,027
Interest Rates U.S.	33,805	0.06%	513,500	6,474	162,668
Interest Rates Non-U.S.	317,230	0.60%	1,217,373	119,240	397,345
Metals:
− Exchange Traded Contracts	4,500	0.01%	11,160	2,250	5,220
Softs	5,238	0.01%	15,306	1,026	6,039
Indices	469,885	0.89%	1,082,643	207,418	671,384
Total	$1,438,793	2.72%

*	Average of month-end Values at Risk.

As of September 30, 2006, Campbell Master's total capitalization was $317,680,507. The Partnership owns 4.9% of Campbell Master.

September 30, 2006
(Unaudited)

			Three months ended September 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
− OTC Contracts	$13,041,103	4.10%	$13,613,647	$5,183,428	$8,546,131
Energy	3,834,100	1.21%	6,296,700	2,756,800	4,744,467
Interest Rates U.S.	410,829	0.13%	1,620,310	199,533	629,917
Interest Rates Non-U.S.	1,842,983	0.58%	4,243,379	1,754,068	2,321,761
Metals:
− Exchange Traded Contracts	225,500	0.07%	225,500	129,000	183,383
− OTC Contracts	1,160,142	0.37%	1,212,500	805,520	986,106
Indices	9,569,298	3.01%	9,569,298	1,935,462	5,920,076
Total	$30,083,955	9.47%

*	Average of month-end Values at Risk.

As of September 30, 2006, Willowbridge Master's total capitalization was $185,250,947. The Partnership owned 5.8% of Willowbridge Master.

September 30, 2006
(Unaudited)

			Three months ended September 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
− Exchanged Traded Contracts	$3,743,173	2.02%	$7,745,700	$1,121,900	$3,886,457
Energy	7,176,000	3.87%	10,936,000	3,976,500	8,088,500
Grains	1,527,200	0.82%	1,527,200	289,200	1,087,195
Interest Rates U.S.	3,864,000	2.09%	3,864,000	362,000	3,192,600
Interest Rates Non-U.S.	9,439,773	5.10%	9,499,826	650,146	6,337,231
Metals:
− Exchange Traded Contracts	920,000	0.49%	3,258,000	920,000	1,392,667
Softs	864,800	0.47%	1,048,800	144,800	821,333
Total	$27,534,946	14.86%

*	Average of month-end Values at Risk.

As of September 30, 2006, Graham Master's total capitalization was $229,995,337. The Partnership owned 4.6% of Graham Master.

September 30, 2006
(Unaudited)

			Three months ended September 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
− OTC Contracts	$5,750,924	2.50%	$6,566,306	$1,385,168	$3,938,103
Energy	189,000	0.08%	775,300	91,000	346,433
Grains	239,562	0.10%	689,600	239,562	500,419
Interest Rates U.S.	1,990,800	0.87%	1,990,800	101,360	748,642
Interest Rates Non-U.S.	2,436,575	1.06%	4,572,318	1,300,259	2,338,322
Metals:
− Exchange Traded Contracts	37,500	0.02%	37,500	10,000	12,500
− OTC Contracts	265,386	0.12%	756,150	43,345	139,821
Softs	652,162	0.28%	657,569	396,182	544,994
Indices	9,891,409	4.30%	9,891,409	918,882	5,472,919
Total	$21,453,318	9.33%

*	Average of month-end Values at Risk.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3, ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and under Part II, Item 1, ‘‘Legal Proceedings’’ in the Partnership's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

Enron Corp.

In light of the settlement of the securities class action (Newby, et al. v. Enron Corp., et al.), the plaintiffs have agreed to dismiss the following lawsuits against Citigroup and its affiliates: California Public Employees' Retirement System v. Banc of America Securities LLC, et al., Headwaters Capital LLC v. Lay et al., and Variable Annuity Life Ins. Co. v. Credit Suisse First Boston Corp., et al. Plaintiffs in two other cases, which are not part of the Newby class, have also voluntarily dismissed their claims against Citigroup and its affiliates: Steiner v. Enron Corp., et al. and Town of New Hartford v. Lay, et al.

Research

On August 17, 2006, the United States District Court for the Southern District of New York approved the class action settlement of Citigroup and its affiliates in In Re Salomon Analyst AT&T Litigation, and on September 29, 2006 that same court approved the class action settlements in In Re Salomon Analyst Level 3 Litigation, In Re Salomon Analyst XO Litigation and In Re Salomon Analyst Williams Litigation.

On September 14, 2006, Citigroup and its affiliates settled all claims in Sturm, et al. v. Citigroup, et al. The settlement was covered by existing reserves.

On October 6, 2006, the United States Court of Appeals granted a review of the district court's decision certifying a plaintiff class in In Re Salomon Analyst Metromedia Litigation.

Adelphia Communications Corporation

Defendant banks in In Re Adelphia Communications Corporation Securities and Derivative Litigation, including the Citigroup Parties, have entered into settlement agreements with the Los Angeles County Employees Retirement Association and with The Division of Investment of the New Jersey Department of Treasury. The Citigroup Parties' share of the settlement was covered by existing reserves.

Item 1A.   Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2006 – July 31, 2006	203.1635	$1,521.28	N/A	N/A
August 1, 2006 – August 31, 2006	328.8830	$1,480.00	N/A	N/A
September 1, 2006 – September 30, 2006	312.1062	$1,499.52	N/A	N/A
	844.1527	$1,500.27	N/A	N/A

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

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
By:	Citigroup Managed Futures LLC (General Partner)
By:	/s/ David J. Vogel David J. Vogel President and Director
Date:	November 14, 2006
By:	/s/ Jennifer Magro Jennifer Magro Chief Financial Officer and Director
Date:	November 14, 2006