Form 10-Q
period 2007-03-31
SMITH BARNEY DIVERSIFIED FUTURES FUND L P II
filed 2007-05-14
CIK 923660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR (   ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2007

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

Yes          No  X

As of April, 2007, 30,888.7771 Limited Partnership Redeemable Units were outstanding.

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II

FORM 10-Q

PART I

Item 1. Financial Statements

Smith Barney Diversified Futures Fund L.P. II
Statements of Financial Condition
(Unaudited)

	March 31, 2007	December 31, 2006
Assets:
Investment in Partnerships, at fair value	$31,854,548	$37,727,775
Equity in commodity futures trading account:
Cash (restricted $1,126,372 and $618,463 in 2007 and 2006, respectively)	15,314,853	15,970,446
Net unrealized appreciation on open futures positions	338,817	155,411
	47,508,218	53,853,632
Interest receivable	53,078	52,513
	$47,561,296	$53,906,145
Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$237,807	$269,531
Management fees	78,797	89,340
Other	45,308	32,715
Redemptions payable	560,065	1,026,117
	921,977	1,417,703
Partners’ Capital:
General Partner, 884.3120 Unit equivalents outstanding in 2007 and 2006	1,263,575	1,378,669
Limited Partners, 31,756.2614 and 32,783.0961 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	45,375,744	51,109,773
	46,639,319	52,488,442
	$47,561,296	$53,906,145

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P. II
Condensed Schedule of Investments
March 31, 2007
(Unaudited)

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	$50,808	0.11%
Energy	72,544	0.16
Indices	4,164	0.01
Interest Rates Non-U.S.	93	0.00 *
Interest Rates U.S.	(3,797)	(0.01)
Metals	1,148	0.00 *
Softs	(2,440)	(0.01)
Total futures contracts purchased	122,520	0.26
Futures Contracts Sold
Currencies	8,892	0.02
Energy	(7,715)	(0.02)
Grains	6,688	0.02
Indices	442	0.00 *
Interest Rates Non-U.S.	174,537	0.37
Interest Rates U.S.	33,878	0.07
Softs	(425)	(0.00)*
Total futures contracts sold	216,297	0.46
Investment in Partnerships
CMF Willowbridge Argo Master Fund L.P.	7,215,807	15.47
CMF Campbell Master Fund L.P.	15,508,194	33.25
CMF Graham Capital Master Fund L.P.	9,130,547	19.58
Total investment in Partnerships	31,854,548	68.30
Total fair value	$32,193,365	69.02%

Percentages are based on Partners’ Capital unless otherwise indicated.

* Due to rounding.

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P. II
Condensed Schedule of Investments
December 31, 2006
(Unaudited)

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

Smith Barney Diversified Futures Fund L.P. II
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions and foreign currencies	$(401,536)	$2,497,728
Change in unrealized gains (losses) on open positions and investment in Partnerships	(2,961,814)	300,144
	(3,363,350)	2,797,872
Interest income	155,990	252,207
	(3,207,360)	3,050,079

Expenses:
Brokerage commissions including clearing fees of $63,930 and $126,353, respectively	839,834	1,052,999
Management fees	249,617	290,762
Incentive fees	—	375,120
Other	21,774	24,251
	1,111,225	1,743,132

Net income (loss)	(4,318,585)	1,306,947

Redemptions — Limited Partners	(1,530,538)	(953,169)

Net increase (decrease) in Partners’ Capital	(5,849,123)	353,778

Partners’ Capital, beginning of period	52,488,442	57,739,377

Partners’ Capital, end of period	$46,639,319	$58,093,155

Net Asset Value per Redeemable Unit (32,640.5734 and 37,444.5902 Units outstanding at March 31, 2007 and 2006, respectively)	$1,428.88	$1,551.44

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(130.15)	$34.67

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P. II
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(4,318,585)	$1,306,947
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Proceeds from sale of investment in Partnerships	2,728,006	984,235
Net unrealized (appreciation) depreciation on investment in Partnerships	3,145,221	(106,186)
(Increase) decrease in restricted cash	(507,909)	(449,995)
(Increase) decrease in net unrealized appreciation on open futures positions	(183,406)	(377,145)
(Increase) decrease in unrealized appreciation on open forward contracts	—	124,901
(Increase) decrease in interest receivable	(565)	(18,300)
Increase (decrease) in unrealized depreciation on open forward contracts	—	58,283
Accrued expenses:
Increase (decrease) in brokerage commissions	(31,724)	(6,621)
Increase (decrease) in management fees	(10,543)	(2,225)
Increase (decrease) in incentive fees	—	(122,274)
Increase (decrease) in other	12,593	24,250
Net cash provided by (used in) operating activities	833,088	1,415,870
Cash flows from financing activities:
Payments for redemptions – Limited Partners	(1,996,590)	(1,382,326)
Net change in unrestricted cash	(1,163,502)	33,544
Unrestricted cash, at beginning of period	15,351,983	27,905,724
Unrestricted cash, at end of period	$14,188,481	$27,939,268

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
March 31, 2007
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

Citigroup Managed Futures LLC acts as the general partner (the ‘‘General Partner’’) of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. (‘‘Citigroup’’). As of March 31, 2007, all trading decisions are made for the Partnership by Capital Fund Management SA (‘‘CFM’’), Graham Capital Management L.P. (‘‘Graham’’), Campbell & Co., Inc. (‘‘Campbell’’) and Willowbridge Associates Inc. (‘‘Willowbridge’’) (each an ‘‘Advisor’’ and collectively, the ‘‘Advisors’’).

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2007 and December 31, 2006, and the results of its operations and cash flows for the three months ended March 31, 2007 and 2006. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current period presentation.

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
	2007	2006

Net realized and unrealized gains (losses)*	$(126.69)	$46.23
Interest income	4.69	6.66
Expenses **	(8.15)	(18.22)
Increase (decrease) for the period	(130.15)	34.67
Net Asset Value per Redeemable Unit, beginning of period	1,559.03	1,516.77
Net Asset Value per Redeemable Unit, end of period	$1,428.88	$1,551.44

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
March 31, 2007
(Unaudited)

Financial Highlights (continued):

	Three Months Ended March 31,
	2007	2006
Ratio to average net assets: ***
Net investment loss before incentive fees ****	(7.7)%	(7.9)%

Operating expenses	9.0%	9.6%
Incentive fees	—%	0.7%
Total expenses	9.0%	10.3%

Total return:
Total return before incentive fees	(8.3)%	3.0%
Incentive fees	—%	(0.7)%
Total return after incentive fees	(8.3)%	2.3%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees).

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

3.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the statements of income and expenses and partners’ capital and are discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures positions.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values during the three and twelve months ended March 31, 2007 and December 31, 2006, based on a monthly calculation, were $13,795 and $365,587, respectively. The fair values of these commodity interests, including options thereon, if applicable, at March 31, 2007 and December 31, 2006, were $338,817 and $155,411, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

4.    Investment in Partnerships:

On January 1, 2005, the assets allocated to Campbell for trading were invested in the CMF Campbell Master Fund L.P. (‘‘Campbell Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 18,800.3931 Units of Campbell Master with cash of $18,587,905 and a contribution of open commodity futures and forward positions with a fair value of

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
March 31, 2007
(Unaudited)

$212,488. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using Campbell’s Financials, Metals and Energy Portfolio (‘‘FME’’), to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of Campbell Master. Individual and pooled accounts currently managed by Campbell, including the Partnership, are permitted to be a limited partner of Campbell Master. The General Partner and Campbell believe that trading through this structure should promote efficiency and economy in the trading process.

On July 1, 2005, the assets allocated to Willowbridge for trading were invested in the CMF Willowbridge Argo Master Fund L.P. (‘‘Willowbridge Master’’), a limited partnership organized under the partnership laws of the State of New York. The partnership purchased 10,980.9796 Units of Willowbridge Master with cash of $ 9,895,326 and a contribution of open commodity futures and forward positions with a fair value of $1,085,654. Willowbridge Master was formed in order to permit commodity pools managed now or in the future using Willowbridge’s Argo Trading Program, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership are permitted to be a limited partner of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process.

On April 1, 2006, the assets allocated to Graham for trading were invested in the CMF Graham Capital Master Fund L.P. (‘‘Graham Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 11,192.9908 units of Graham Master with cash of $11,192,991. Graham Master was formed in order to permit commodity pools managed now or in the future by using Graham’s Multi-Trend Program at 125% Leverage, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be a limited partner of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.

Campbell Master’s, Willowbridge Master’s and Graham Master’s (the ‘‘Funds’’) trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained with CGM.

A limited partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds in multiples of the Net Asset Value per Unit of Limited Partnership Interest as of the last day of a month after a request for redemption has been made to the General Partner at least 3 days in advance of month-end.

All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Funds. All other fees, including CGM’s direct brokerage commissions, are charged at the Partnership level.

As of March 31, 2007, the Partnership owned 5.4%, 5.3%, and 4.6%, respectively, of Campbell Master, Willowbridge Master, and Graham Master. As of December 31, 2006, the Partnership owned 5.1%, 5.7%, and 4.6%, respectively, of Campbell Master, Willowbridge Master, and Graham Master. The performance of the Partnership is directly affected by the performance of the Funds. It is Campbell’s, Willowbridge’s and Graham’s intention to continue to invest the assets allocated to each by the Partnership in Campbell Master, Willowbridge Master and Graham Master. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
March 31, 2007
(Unaudited)

Summarized information reflecting the total assets, liabilities and capital for the Funds are shown in the following tables.

	March 31, 2007
	Investments’ Total Assets	Investments’ Total Liabilities	Investments’ Total Capital
Willowbridge Master	$136,437,832	$543,572	$135,894,260
Campbell Master	298,564,675	9,634,900	288,929,775
Graham Master	202,782,505	5,432,933	197,349,572
Total	$637,785,012	$15,611,405	$622,173,607

	December 31, 2006
	Investments’ Total Assets	Investments’ Total Liabilities	Investments’ Total Capital
Willowbridge Master	$184,225,476	$657,346	$183,568,130
Campbell Master	338,859,002	11,768,612	327,090,390
Graham Master	229,982,015	3,308,499	226,673,516
Total	$753,066,493	$15,734,457	$737,332,036

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds are shown in the following tables.

	March 31, 2007		For the three months ended March 31, 2007
Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Willowbridge Master	15.47%	$7,215,807	$(1,628,812)	$8,059	$494	$(1,637,365)	Commodity Portfolio	Monthly
Campbell Master	33.25%	15,508,194	(806,658)	5,061	502	(812,221)	Financials Metals & Energy Portfolio	Monthly
Graham Master	19.58%	9,130,547	(686,900)	8,265	470	(695,635)	Commodity Portfolio	Monthly
Total		$31,854,548	$(3,122,370)	$21,385	$1,466	$(3,145,221)

	December 31, 2006		For the three months ended March 31, 2006
Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Willowbridge Master	20.06%	$10,531,694	$(1,074,880)	$10,141	$548	$(1,085,569)	Commodity Portfolio	Monthly
Campbell Master	31.73%	16,656,003	1,196,851	4,782	314	1,191,755	Financials Metals & Energy Portfolio	Monthly
Graham Master	20.08%	10,540,078	—	—	—	—	Commodity Portfolio	Monthly
Total		$37,727,775	$121,971	$14,923	$862	$106,186

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
March 31, 2007
(Unaudited)

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

The General Partner monitors and controls the Partnership’s/Fund’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/ Funds are subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of March 31, 2007. However, due to the nature of the Partnership’s/Funds’ businesses, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investments in other partnerships, equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures, unrealized appreciation on open forward contracts, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Funds. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the first quarter of 2007.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by its investment in the Funds, realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits if any.

For the three months ended March 31, 2007, Partnership capital decreased 11.1% from $52,488,442 to $46,639,319. This decrease was attributable to a net loss from operations of $4,318,585, coupled with the redemption of 1,026.8347 Redeemable Units of Limited Partnership Interest resulting in an outflow of $1,530,538. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

All commodity interests (including derivative financial instruments and derivative commodity instruments) held by the Partnership/Funds are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests. Investment in Partnerships is recorded at fair value, based upon the Partnership’s proportionate interest held.

Foreign currency contracts are those contracts where the Partnership/Funds agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the date of entry into the contracts and the forward rates at the reporting dates, is included in the statement of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statements of income and expenses and partners’ capital.

On July 13, 2006, the FASB released FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN 48).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year.  The Partnership has adopted FIN 48 and management has determined that the application of this standard will not impact the financial statements.

Results of Operations

During the Partnership’s first quarter of 2007 the Net Asset Value per Redeemable Unit decreased 8.3% from $1,559.03 to $1,428.88 as compared to a increase of 2.3% in the first quarter of 2006. The Partnership experienced a net trading loss (comprised of realized gains (losses) on closed positions and change in unrealized gains (losses) on open positions and investment in other Partnerships) before brokerage commissions and related fees in the first quarter of 2007 of $3,363,350. Losses were primarily attributable to the trading of commodity futures in U.S. and non-U.S. interest rates, currencies, energy, grains, metals, softs and indices and were partially offset by gains in livestock. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2006 of $2,797,872. Gains were primarily attributable to the trading of commodity futures in U.S. and non-U.S. interest rates, livestock, metals and indices and were partially offset by losses in currencies, energy, grains and softs.

The slowing of the U.S. economy continued to weight on the markets as equity prices showed little change amid a significant increase in volatility. In late February, the unanticipated decline of the Shanghai Composite Index triggered a global equity correction as volatility in the financial markets spiked and U.S. recession concerns emerged. The fund was negatively impacted by a number of price trend reversals in both financial and commodity markets as correlation between traditionally unrelated markets linked. Losses were realized in trading currency, fixed income, equity indices and metals.

The first quarter of 2007 presented a difficult investment landscape for the Advisors. Currency markets were dominated by short-term reversals for the quarter as mixed global and regional economic data caused the markets to move erratically. Speculation over further widening of global interest rate differentials continued to negatively impact certain currency positions, such as the Japanese Yen and British Pound. Fixed income markets exhibited significant volatility whilst remaining largely directionless, resulting in losses for the sector. A spike in global equity volatility proved a difficult environment for trading as losses were accumulated in equity indices. Correction of precious metals also followed through to March against the fund’s long positions, rendering losses for the fund.

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

Interest income on 80% of the Partnership’s daily equity maintained in cash was earned at the 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three months ended March 31, 2007 decrease by $96,217 as compared to the corresponding period in 2006. This decrease was due to lower average net assets during the three months ended March 31, 2007 as compared to the corresponding period in 2006.

Brokerage commissions are calculated on the Partnership’s net asset value as of the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three months ended March 31, 2007 decrease by $213,165 as compared to the corresponding period in 2006. The decrease in brokerage commissions and fees is due to lower average net assets during the three months ended March 31, 2007 as compared to the corresponding period in 2006.

Management fees are calculated on the portion of the Partnership’s net asset value allocated to each Advisor at the end of the month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2007 decreased by $41,145 as compared to the corresponding period in 2006. The decrease in management fees is due to lower average net assets during the three months ended March 31, 2007 as compared to the corresponding period in 2006.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. There were no incentive fees for the three months end March 31, 2007. Trading performance for the three months ended March 31, 2006 resulted in incentive fees of $375,120.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Partnership/Funds are speculative commodity pools. The market sensitive instruments held by Partnership/Funds are acquired for speculative trading purposes, and all or substantially all of the Partnership’s/Funds’ assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s/Funds’ main line of business.

The risk to the limited partners that have purchased interests in the Partnership/Funds are limited to the amount of their capital contributions to the Partnership/Funds are and their share of the Partnership assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership/Funds as a limited partnership under applicable law.

Market movements result in frequent changes in the fair value of the Partnership’s/Funds’ open positions and, consequently, in its earnings and cash flow. The Partnership’s/Funds’ market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the value of financial instruments and contracts, the diversification effects among the Partnership’s/Funds’ open positions and the liquidity of the markets in which it trades.

The Partnership/Funds rapidly acquire and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s/Funds’ past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Partnership/Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s/Funds’ speculative trading and the recurrence in the markets traded by the Partnership/Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s/Funds’ experience to date (i.e., ‘‘risk of ruin’’). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s/Funds’ losses in any market sector will be limited to Value at Risk or by the Partnership’s/Funds’ attempts to manage its market risk.

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

The following tables indicates the trading Value at Risk associated with the Partnership’s investments and investments in the Funds by market category as of March 31, 2007, and the highest, lowest and average values during the three months ended March 31, 2007. All open position trading risk exposures of the Partnership/Funds have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

As of March 31, 2007, the Partnership’s total capitalization was $46,639,319.

March 31, 2007
(Unaudited)

			Three months ended March 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– Exchange Traded Contracts	$156,491	0.34%	$484,696	$63,923	$179,445
Energy	80,300	0.17%	175,900	13,950	97,483
Grains	5,450	0.01%	5,450	1,150	1,817
Indices	191,727	0.41%	1,257,682	48,397	604,180
Interest Rates U.S.	117,655	0.25%	229,750	9,395	50,173
Interest Rates Non-U.S.	430,680	0.93%	602,551	75,067	249,381
Metals:
– Exchange Traded Contracts	6,030	0.01%	9,450	1,890	2,640
Softs	5,665	0.01%	7,751	3,306	5,428
Total	$993,998	2.13%

*	Average of month-end Values at Risk.

As of March 31, 2007, Campbell Master’s total capitalization was $288,929,775. The Partnership owned 5.4% of Campbell Master.

March 31, 2007
(Unaudited)

			Three months ended March 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC Contracts	$7,681,204	2.66%	$14,912,339	$5,295,129	$9,131,980
Energy	407,400	0.14%	2,742,200	191,400	586,083
Indices	4,625,546	1.60%	14,331,076	2,673,662	8,066,750
Interest Rates U.S.	1,046,300	0.36%	2,786,050	46,331	1,993,300
Interest Rates Non-U.S.	2,254,849	0.78%	10,634,092	1,035,449	7,655,923
Metals:
– Exchange Traded Contracts	122,000	0.04%	385,620	8,567	281,930
– OTC Contracts	826,866	0.29%	1,558,075	283,560	1,060,923
Total	$16,964,165	5.87%

*	Average of month-end Values at Risk.

As of March 31, 2007, Willowbridge Master’s total capitalization was $135,894,260. The Partnership owned 5.3% of Willowbridge Master.

March 31, 2007
(Unaudited)

			Three months ended March 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– Exchange Traded Contracts	$2,801,600	2.06%	$5,763,380	$420,240	$1,975,680
Energy	8,034,000	5.91%	8,034,000	40,000	3,564,083
Grains	1,687,140	1.24%	3,493,200	308,700	1,628,847
Interest Rates Non-U.S.	514,137	0.38%	5,943,062	411,959	3,906,817
Softs	1,040,300	0.77%	1,890,300	429,150	848,517
Total	$14,077,177	10.36%

*	Average of month-end Values at Risk.

As of March 31, 2007, Graham Master’s total capitalization was $197,349,572. The Partnership owned 4.6% of Graham Master.

March 31, 2007
(Unaudited)

			Three months ended March 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC Contracts	$18,556,736	9.40%	$18,556,736	$8,295,566	$13,099,089
Energy	500,400	0.25%	2,141,650	349,600	913,467
Grains	51,150	0.03%	378,672	43,144	162,326
Interest Rates U.S.	153,075	0.08%	1,005,000	41,852	344,692
Interest Rates Non-U.S.	2,623,610	1.33%	6,419,914	1,580,561	3,845,886
Metals:
– Exchange Traded Contracts	54,000	0.03%	134,000	2,000	48,000
– OTC Contracts	107,397	0.05%	1,024,186	88,407	235,940
Softs	192,702	0.10%	487,616	116,194	158,234
Indices	507,388	0.26%	15,267,220	382,837	4,094,234
Total	$22,746,458	11.53%

*	Average of month-end Values at Risk.

Item 4.    Controls and Procedures

The General Partner, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended) with respect to the Partnership as of the end of the period covered by the report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. There was no change in the Partnership’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

There are no material changes supplementing or amending the discussion of legal proceedings set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 – January 31, 2007	330.1951	$1,570.60	N/A	N/A
February 1, 2007 – February 28, 2007	304.6789	$1,483.10	N/A	N/A
March 1, 2007 – March 31, 2007	391.9607	$1,428.88	N/A	N/A
	1,026.8347	$1,494.19

* Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

** Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/Jerry Pascucci
Jerry Pascucci President and Director
Date:	May 14, 2007
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	May 14, 2007