Form 10-Q
period 2007-06-30
SMITH BARNEY DIVERSIFIED FUTURES FUND L P II
filed 2007-08-14
CIK 923660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

For the Quarterly Period Ended June 30, 2007

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                          to                         .

Commission File Number 000-22491

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II

(Exact name of registrant as specified in its charter)

New York	13-3769020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Citigroup Managed Futures LLC
731 Lexington Ave – 25th FL
New York, New York 10022

(Address of principal executive offices) (Zip Code)

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

Yes          No  X

As of July 31, 2007, 29,846.2484 Limited Partnership Redeemable Units were outstanding.

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II

FORM 10-Q

PART I

Item 1. Financial Statements

Smith Barney Diversified Futures Fund L.P. II
Statements of Financial Condition
(Unaudited)

	June 30, 2007	December 31, 2006
Assets:
Investment in Partnerships, at fair value	$35,747,811	$37,727,775
Equity in commodity futures trading account:
Cash (restricted $1,574,935 and $618,463 in 2007 and 2006, respectively)	17,043,431	15,970,446
Net unrealized appreciation on open futures positions	256,148	155,411
	53,047,390	53,853,632
Interest receivable	52,026	52,513
	$53,099,416	$53,906,145
Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$265,497	$269,531
Management fees	87,987	89,340
Other	41,622	32,715
Redemptions payable	248,393	1,026,117
	643,499	1,417,703
Partners’ Capital:
General Partner, 1,893.0788 and 884.3120 Unit equivalents outstanding in 2007 and 2006, respectively	3,095,544	1,378,669
Limited Partners, 30,186.2305 and 32,783.0961 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	49,360,373	51,109,773
	52,455,917	52,488,442
	$53,099,416	$53,906,145

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P. II
Condensed Schedule of Investments
June 30, 2007
(Unaudited)

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	$145,938	0.28%
Energy	74,752	0.14
Grains	(1,638)	(0.00)*
Indices	28,208	0.05
Interest Rates Non-U.S.	(15,050)	(0.03)
Interest Rates U.S.	9,900	0.02
Metals	(20)	(0.00)*
Softs	(220)	(0.00)*
Total futures contracts purchased	241,870	0.46
Futures Contracts Sold
Currencies	(36,808)	(0.07)
Energy	21,970	0.04
Grains	4,594	0.01
Indices	2,928	0.01
Interest Rates Non-U.S.	32,337	0.06
Metals	(611)	(0.00)*
Softs	(10,132)	(0.02)
Total futures contracts sold	14,278	0.03
Investment in Partnerships
CMF Willowbridge Argo Master Fund L.P.	7,076,073	13.49%
CMF Campbell Master Fund L.P.	17,206,638	32.80%
CMF Graham Capital Master Fund L.P.	11,465,100	21.86%
Total investment in Partnerships	35,747,811	68.15
Total fair value	$36,003,959	68.64%

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

Smith Barney Diversified Futures Fund L.P. II
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Income:
Net gains on trading of commodity interests:
Realized gains on closed positions and foreign currencies	$1,390,036	$1,801,428	$988,499	$4,299,156
Change in unrealized gains on open positions and investment in Partnerships	6,368,008	996,432	3,406,195	1,296,576
	7,758,044	2,797,860	4,394,694	5,595,732
Interest income	158,651	174,812	314,641	427,019
	7,916,695	2,972,672	4,709,335	6,022,751

Expenses:
Brokerage commissions including clearing fees of $64,560, $98,329, $128,490 and $224,682, respectively	862,827	1,023,257	1,702,661	2,076,256
Management fees	257,104	295,745	506,721	586,507
Incentive fees	—	208,508	—	583,628
Other	22,176	24,951	43,950	49,202
	1,142,107	1,552,461	2,253,332	3,295,593
Net income	6,774,588	1,420,211	2,456,003	2,727,158
Additions — General Partner	1,441,407	—	1,441,407	—
Redemptions — Limited Partners	(2,399,397)	(2,060,502)	(3,929,935)	(3,013,671)
Net increase (decrease) in Partners’ Capital	5,816,598	(640,291)	(32,525)	(286,513)
Partners’ Capital, beginning of period	46,639,319	58,093,155	52,488,442	57,739,377
Partners’ Capital, end of period	$52,455,917	$57,452,864	$52,455,917	$57,452,864
Net Asset Value per Redeemable Unit (32,079.3093 and 36,165.9300 Units outstanding at June 30, 2007 and 2006, respectively)	$1,635.19	$1,588.59	$1,635.19	$1,588.59

Net income per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$206.31	$37.15	$76.16	$71.82

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P. II
Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income	$6,774,588	$1,420,211	$2,456,003	$2,727,158
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Partnerships	(838,042)	(11,192,991)	(838,042)	(11,192,991)
Proceeds from sale of investment in Partnerships	3,395,456	1,631,905	6,123,464	2,616,141
Net unrealized (appreciation) depreciation on investment in Partnerships	(6,450,677)	(1,242,027)	(3,305,458)	(1,348,214)
(Increase) decrease in restricted cash	(448,563)	177,867	(956,472)	(272,128)
(Increase) decrease in net unrealized appreciation on open futures positions	82,669	264,889	(100,737)	(112,256)
(Increase) decrease in unrealized appreciation on open forward contracts	—	347,461	—	472,362
(Increase) decrease in interest receivable	1,052	35,276	487	16,976
Increase (decrease) in unrealized depreciation on open forward contracts	—	(366,755)	—	(308,472)
Accrued expenses:
Increase (decrease) in brokerage commissions	27,690	(4,011)	(4,034)	(10,632)
Increase (decrease) in management fees	9,190	(1,299)	(1,353)	(3,524)
Increase (decrease) in incentive fees	—	(166,612)	—	(288,886)
Increase (decrease) in other	(3,686)	(18,456)	8,907	5,794
Net cash provided by (used in) operating activities	2,549,677	(9,114,542)	3,382,765	(7,698,672)
Cash flows from financing activities:
Proceeds from additions – General Partner	1,441,407	—	1,441,407	—
Payments for redemptions – Limited Partners	(2,711,069)	(2,032,280)	(4,707,659)	(3,414,606)
Net Cash provided by (used in) financing activities	(1,269,662)	(2,032,280)	(3,266,252)	(3,414,606)
Net change in unrestricted cash	1,280,015	(11,146,822)	116,513	(11,113,278)
Unrestricted cash, at beginning of period	14,188,481	27,939,268	15,351,983	27,905,724
Unrestricted cash, at end of period	$15,468,496	$16,792,446	$15,468,496	$16,792,446

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
June 30, 2007
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

Citigroup Managed Futures LLC acts as the general partner (the ‘‘General Partner’’) of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. (‘‘Citigroup’’). As of June 30, 2007, all trading decisions are made for the Partnership by Capital Fund Management SA (‘‘CFM’’), Graham Capital Management L.P. (‘‘Graham’’), Campbell & Co., Inc. (‘‘Campbell’’) and Willowbridge Associates Inc. (‘‘Willowbridge’’) (each an ‘‘Advisor’’ and collectively, the ‘‘Advisors’’).

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2007 and December 31, 2006, and the results of its operations and cash flows for the three and six months ended June 30, 2007 and 2006. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the ‘‘SEC’’) for the year ended December 31, 2006.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to the presentation for the current period.

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net realized and unrealized gains*	$209.99	$46.79	$83.30	$93.02
Interest income	4.82	4.75	9.51	11.41
Expenses **	(8.50)	(14.39)	(16.65)	(32.61)
Increase for the period	206.31	37.15	76.16	71.82
Net Asset Value per Redeemable Unit, beginning of period	1,428.88	1,551.44	1,559.03	1,516.77
Net Asset Value per Redeemable Unit, end of period	$1,635.19	$1,588.59	$1,635.19	$1,588.59

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
June 30, 2007
(Unaudited)

Financial Highlights (continued):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Ratio to average net assets: ***
Net investment loss before incentive fees ****	(7.6)%	(8.1)%	(7.9)%	(8.0)%

Operating expenses	9.2%	9.3%	8.9%	9.4%
Incentive fees	—%	0.4%	—%	1.0%
Total expenses	9.2%	9.7%	8.9%	10.4%

Total return:
Total return before incentive fees	14.4%	2.8%	4.9%	5.8%
Incentive fees	—%	(0.4)%	—%	(1.1)%
Total return after incentive fees	14.4%	2.4%	4.9%	4.7%

***	Annualized (other than incentive fees).

****	Interest income less total expenses (exclusive of incentive fees).

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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values during the six and twelve months ended June 30, 2007 and December 31, 2006, based on a monthly calculation, were $187,087 and $365,587, respectively. The fair values of these commodity interests, including options thereon, if applicable, at June 30, 2007 and December 31, 2006, were $256,148 and $155,411, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

4.    Investment in Partnerships:

On January 1, 2005, the assets allocated to Campbell for trading were invested in CMF Campbell Master Fund L.P. (‘‘Campbell Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 18,800.3931 Units of Campbell Master with cash of $18,587,905 and a contribution of open commodity futures and forward positions with a fair value of

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
June 30, 2007
(Unaudited)

$212,488. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using Campbell’s Financials, Metals and Energy Portfolio (‘‘FME’’), to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of Campbell Master. Individual and pooled accounts currently managed by Campbell, including the Partnership, are permitted to be a limited partner of Campbell Master. The General Partner and Campbell believe that trading through this structure should promote efficiency and economy in the trading process.

On July 1, 2005, the assets allocated to Willowbridge for trading were invested in CMF Willowbridge Argo Master Fund L.P. (‘‘Willowbridge Master’’), a limited partnership organized under the partnership laws of the State of New York. The partnership purchased 10,980.9796 Units of Willowbridge Master with cash of $9,895,326 and a contribution of open commodity futures and forward positions with a fair value of $1,085,654. Willowbridge Master was formed in order to permit commodity pools managed now or in the future using Willowbridge’s Argo Trading Program, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership are permitted to be a limited partner of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process.

On April 1, 2006, the assets allocated to Graham for trading were invested in CMF Graham Capital Master Fund L.P. (‘‘Graham Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 11,192.9908 Units of Graham Master with cash of $11,192,991. Graham Master was formed in order to permit commodity pools managed now or in the future by using Graham’s Multi-Trend Program at 125% Leverage, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be a limited partner of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.

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

As of June 30, 2007, the Partnership owned 5.5%, 4.2%, and 5.1%, respectively, of Campbell Master, Willowbridge Master, and Graham Master. As of December 31, 2006, the Partnership owned 5.1%, 5.7%, and 4.6%, respectively, of Campbell Master, Willowbridge Master, and Graham Master. The performance of the Partnership is directly affected by the performance of the Funds. It is Campbell’s, Willowbridge’s and Graham’s intention to continue to invest the assets allocated to each by the Partnership in Campbell Master, Willowbridge Master and Graham Master. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
June 30, 2007
(Unaudited)

Summarized information reflecting the total assets, liabilities and capital for the Funds are shown in the following tables.

	June 30, 2007
	Funds’ Total Assets	Funds’ Total Liabilities	Funds’ Total Capital
Willowbridge Master	$169,272,450	$577,466	$168,694,984
Campbell Master	319,173,792	9,367,825	309,805,967
Graham Master	224,962,674	675,793	224,286,881
Total	$713,408,916	$10,621,084	$702,787,832

	December 31, 2006
	Funds’ Total Assets	Funds’ Total Liabilities	Funds’ Total Capital
Willowbridge Master	$184,225,476	$657,346	$183,568,130
Campbell Master	338,859,002	11,768,612	327,090,390
Graham Master	229,982,015	3,308,499	226,673,516
Total	$753,066,493	$15,734,457	$737,332,036

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds are shown in the following tables.

	June 30, 2007		For the three months ended June 30, 2007
Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Willowbridge Master	13.49%	$7,076,073	$1,859,837	$5,173	$409	$1,854,255	Commodity Portfolio	Monthly
Campbell Master	32.80%	17,206,638	2,336,596	3,894	658	2,332,044	Financials Metals & Energy Portfolio	Monthly
Graham Master	21.86%	11,465,100	2,277,159	12,291	490	2,264,378	Commodity Portfolio	Monthly
Total		$35,747,811	$6,473,592	$21,358	$1,557	$6,450,677

	June 30, 2007		For the six months ended June 30, 2007
Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Willowbridge Master	13.49%	$7,076,073	$231,025	$13,232	$903	$216,890	Commodity Portfolio	Monthly
Campbell Master	32.80%	17,206,638	1,529,938	8,955	1,160	1,519,823	Financials Metals & Energy Portfolio	Monthly
Graham Master	21.86%	11,465,100	1,590,260	20,556	959	1,568,745	Commodity Portfolio	Monthly
Total		$35,747,811	$3,351,223	$42,743	$3,022	$3,305,458

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
June 30, 2007
(Unaudited)

	December 31, 2006		For the three months ended June 30, 2006
Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Willowbridge Master	20.06%	$10,531,694	$2,030,003	$11,619	$541	$2,017,843	Commodity Portfolio	Monthly
Campbell Master	31.73%	16,656,003	(871,054)	2,926	295	(874,275)	Financials Metals & Energy Portfolio	Monthly
Graham Master	20.08%	10,540,078	108,319	8,976	884	98,459	Commodity Portfolio	Monthly
Total		$37,727,775	$1,267,268	$23,521	$1,720	$1,242,027

	December 31, 2006		For the six months ended June 30, 2006
Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Willowbridge Master	20.06%	$10,531,694	$955,123	$21,760	$1,088	$932,275	Commodity Portfolio	Monthly
Campbell Master	31.73%	16,656,003	325,797	7,709	608	317,480	Financials, Metals & Energy Portfolio	Monthly
Graham Master	20.08%	10,540,078	108,319	8,976	884	98,459	Commodity Portfolio	Monthly
Total		$37,727,775	$1,389,239	$38,445	$2,580	$1,348,214

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
June 30, 2007
(Unaudited)

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

The majority of these instruments mature within one year of June 30, 2007. However, due to the nature of the Partnership’s/Funds’ businesses, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investments in other Partnerships, equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures, unrealized appreciation on open forward contracts, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Funds. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 2007.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by its investment in the Funds, realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits if any.

For the six months ended June 30, 2007, Partnership capital decreased 0.1% from $52,488,442 to $52,455,917. This decrease was attributable to the redemption of 2,596.8656 Redeemable Units of Limited Partnership Interest resulting in an outflow of $3,929,935, which was partially offset by a net income from operations of $2,456,003, coupled with the addition of 1,008.7668 General Partner Units equivalent totaling $1,441,407. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

In July 2006, the Financial Accounting Standards Board (the ‘‘FASB’’) released FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN 48).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year.  The Partnership adopted FIN 48 as of January 1, 2007, and the application of this standard did not impact the financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, fair value measurements. This accounting standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. As of June 30, 2007, the Partnership is still evaluating the impact the adoption of SFAS No. 157 will have on the financial statement amounts; however, additional disclosures will be required about the inputs used to develop the measurements and the effect of certain measurements on changes in Partners’ Capital for the period.

Results of Operations

During the Partnership’s second quarter of 2007 the Net Asset Value per Redeemable Unit increased 14.4% from $1,428.88 to $1,635.19 as compared to an increase of 2.4% in the second quarter of 2006. The Partnership experienced a net trading gain (comprised of realized gains (losses) on closed positions and change in unrealized gains (losses) on open positions and investment in other Partnerships) before brokerage commissions and related fees in the second quarter of 2007 of $7,758,044. Gains were primarily attributable to the trading of commodity futures in currencies, indices, U.S. and non-U.S. interest rates and were partially offset by losses in energy, grains, livestock, metals and softs. The Partnership experienced a net trading gain before brokerage commissions and fees in the second quarter of 2006 of $2,797,860. Gains were primarily attributable to the trading of commodity futures in metals, indices, U.S. and non-U.S. interest rates and were partially offset by losses in currencies, energy, grains, livestock and softs.

Favorable trading conditions during the second quarter of 2007, especially in the financial sectors, provided gains for the Partnership. Profits earned in global and U.S. fixed income markets, currency, and equity indices were more than sufficient to offset small losses accumulated in trading metals, energy and soft commodities.

The global economy remained stable in the quarter as relatively low interest rates and high levels of liquidity in the capital markets were the backdrop to the highest corporate activities in recent history. Gains were realized from trading in fixed income markets domestically and globally on stronger than expected economic data and increased inflationary pressures. Profits were earned in trading currency as trends in the Japanese yen, the New Zealand dollar and the Pound Sterling persisted. Equity indices added to gains for the quarter as the global equity rally continued unabated.

Slightly offsetting gains were losses in metals, energy and soft commodities. Losses were taken in metals as the U.S. dollar unexpectedly strengthened in May and signs of slowing Chinese economic growth caused prices to move erratically. In the energy market, losses were accumulated in trading crude oil as prices remained range bound for most of the quarter. Soft commodities prices were dominated by sharp reversals, especially in cocoa and coffee, resulting in losses for the sector.

During the Partnership’s six months ended June 30, 2007, the Net Asset Value per Redeemable Unit increased 4.9% from $1,559.03 to $1,635.19 as compared to an increase of 4.7% in the six months ended June 30, 2006. The Partnership experienced a net trading gain (comprised of realized gains (losses) on closed positions and changes in unrealized gains (losses) on open positions and investment in other Partnerships) before brokerage commissions and related fees in the six months ended June 30, 2007 of $4,394,694. Gains were primarily attributable to the trading of commodity futures in currencies, livestock and indices and were partially offset by losses in energy, grains, metals, softs and U.S. interest rates. The Partnership experienced a net trading gain before brokerage commissions and related fees in the six months ended June 30, 2006 of $5,595,732. Gains were primarily attributable to the trading of commodity futures in metals, livestock, indices, U.S. and non-U.S. interest rates and were partially offset by losses in currencies, energy, grains and softs.

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

Interest income on 80% of the Partnership’s daily equity maintained in cash was earned at the 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2007 decreased by $16,161 and $112,378, respectively, as compared to the corresponding periods in 2006. This decrease was due to lower average net assets during the three and six months ended June 30, 2007 as compared to the corresponding periods in 2006.

Brokerage commissions are calculated on the Partnership’s net asset value as of the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and six months ended June 30, 2007 decreased by $160,430 and $373,595, respectively, as compared to the corresponding periods in 2006. The decrease in brokerage commissions and fees is due to lower average net assets during the three and six months ended June 30, 2007 as compared to the corresponding periods in 2006.

Management fees are calculated on the portion of the Partnership’s net asset value allocated to each Advisor at the end of the month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2007 decreased by $38,641 and $79,786, respectively, as compared to the corresponding periods in 2006. The decrease in management fees is due to lower average net assets during the three and six months ended June 30, 2007 as compared to the corresponding periods in 2006.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. There were no incentive fees for the three and six months ended June 30, 2007. Trading performance for the three and six months ended June 30, 2006 resulted in incentive fees of $208,508 and $583,628, respectively.

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

The following tables indicates the trading Value at Risk associated with the Partnership’s investments and investments in the Funds by market category as of June 30, 2007, and the highest, lowest and average values during the three months ended June 30, 2007. All open position trading risk exposures of the Partnership/Funds have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

As of June 30, 2007, the Partnership’s total capitalization was $52,455,917.

June 30, 2007
(Unaudited)

			Three months ended June 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– Exchange Traded Contracts	$287,415	0.55%	$994,515	$110,594	$284,330
Energy	303,975	0.58%	303,975	25,365	168,017
Grains	8,287	0.01%	13,950	1,150	5,929
Interest Rates U.S.	105,450	0.20%	274,000	7,004	197,017
Interest Rates Non-U.S.	318,420	0.61%	527,304	100,214	359,759
Metals:
– Exchange Traded Contracts	9,220	0.02%	22,440	1,740	5,973
Softs	16,692	0.03%	32,945	6,070	16,475
Indices	337,180	0.64%	591,746	103,550	360,592
Total	$1,386,639	2.64%
*	Average of month-end Values at Risk.

As of June 30, 2007, Campbell Master’s total capitalization was $309,805,967. The Partnership owned 5.5% of Campbell Master.

June 30, 2007
(Unaudited)

			Three months ended June 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
− OTC Contracts	$8,078,023	2.61%	$11,367,341	$6,780,223	$8,267,143
Energy	969,350	0.31%	969,350	357,600	735,117
Interest Rates U.S.	4,120,200	1.33%	4,293,650	53,207	2,943,000
Interest Rates Non-U.S.	7,860,338	2.54%	10,281,295	3,366,038	8,412,667
Metals:
− Exchange Traded Contracts	296,000	0.10%	390,000	124,000	299,333
− OTC Contracts	1,143,021	0.37%	2,315,924	854,405	1,303,427
Indices	5,742,025	1.85%	10,594,273	5,347,848	8,194,370
Total	$28,208,957	9.11%
*	Average of month-end Values at Risk.

As of June 30, 2007, Willowbridge Master’s total capitalization was $168,694,984. The Partnership owned 4.2% of Willowbridge Master.

June 30, 2007
(Unaudited)

			Three months ended June 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
− Exchange Traded Contracts	$3,189,836	1.89%	$5,480,328	$2,665,600	$3,958,243
Energy	5,049,600	2.99%	11,515,000	2,275,050	5,155,200
Grains	820,800	0.49%	1,621,620	483,840	662,240
Interest Rates U.S.	2,649,000	1.57%	3,312,000	528,000	1,907,000
Interest Rates Non-U.S.	6,208,816	3.68%	7,731,444	1,711,761	6,524,384
Livestock	144,000	0.09%	148,500	4,500	48,000
Metals:
− Exchange Traded Contracts	1,248,000	0.74%	4,047,000	768,000	2,551,333
Softs	595,200	0.35%	1,244,600	249,600	689,933
Total	$19,905,252	11.80%
*	Average of month-end Values at Risk.

As of June 30, 2007, Graham Master’s total capitalization was $224,286,881. The Partnership owned 5.1% of Graham Master.

June 30, 2007
(Unaudited)

			Three months ended June 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
− OTC Contracts	$22,052,214	9.83%	$36,315,056	$19,944,640	$29,852,618
Energy	337,400	0.15%	871,000	248,000	548,033
Grains	281,987	0.13%	320,700	4,000	101,729
Interest Rates U.S.	2,393,000	1.07%	3,124,000	38,467	1,711,917
Interest Rates Non-U.S.	2,492,256	1.11%	7,772,547	2,492,256	5,841,706
Livestock	6,750	0.00%**	6,750	3,000	4,875
Metals:
− Exchange Traded Contracts	10,000	0.01%	144,000	4,000	45,333
− OTC Contracts	7,146	0.00%**	598,409	3,586	117,810
Softs	147,019	0.07%	256,809	103,845	184,967
Indices	4,762,306	2.12%	10,593,315	633,683	7,545,680
Total	$32,490,078	14.49%
*	Average of month-end Values at Risk.
**	Due to rounding.

Item 4.    Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. These controls include policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Research

Customer Class Actions.

On May 3, 2007, the District Court remanded DISHER V. CITIGROUP GLOBAL MARKETS, INC., to Illinois state court.  On June 13, 2007, Citigroup moved in state court to dismiss the action.

Mutual Funds

In May 2007, CGMI finalized its settlement agreement with the NYSE and the New Jersey Bureau of Securities on the matter related to its market-timing practices prior to September 2003.

IPO Securities Litigation

On May 18, 2007, the Second Circuit denied plaintiffs’ petition for rehearing en banc of the Second Circuit’s decision reversing the district court’s class certification.

IPO Antitrust Litigation

On June 18, 2007, the United States Supreme Court ruled that the securities law precludes application of the antitrust laws to the claims asserted by plaintiffs, effectively terminating the litigation.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and under Part II, Item 1A. ‘‘Risk Factors’’ in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 – April 30, 2007	867.4843	$1,486.86	N/A	N/A
May 1, 2007 – May 31, 2007	550.6417	$1,563.95	N/A	N/A
June 1, 2007 – June 30, 2007	151.9049	$1,635.19	N/A	N/A
	1,570.0309	$1,562.00

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

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/Jerry Pascucci
Jerry Pascucci President and Director
Date:	August 14, 2007
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	August 14, 2007