Form 10-Q
period 2007-09-30
SMITH BARNEY DIVERSIFIED FUTURES FUND L P II
filed 2007-11-14
CIK 923660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

For the Quarterly Period Ended September 30, 2007

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

Yes          No  X

As of October 31, 2007, 28,694.3913 Limited Partnership Redeemable Units were outstanding.

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II

FORM 10-Q

PART I

Item 1. Financial Statements

Smith Barney Diversified Futures Fund L.P. II
Statements of Financial Condition
(Unaudited)

	September 30, 2007	December 31, 2006
Assets:
Investment in Partnerships, at fair value	$31,890,602	$37,727,775
Equity in commodity futures trading account:
Cash (restricted $1,123,926 and $618,463 in 2007 and 2006, respectively)	16,702,433	15,970,446
Net unrealized appreciation on open futures positions	378,218	155,411
	48,971,253	53,853,632
Interest receivable	43,167	52,513
	$49,014,420	$53,906,145
Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$245,072	$269,531
Management fees	81,247	89,340
Other	21,024	32,715
Redemptions payable	436,148	1,026,117
	783,491	1,417,703
Partners’ Capital:
General Partner, 1,893.0788 and 884.3120 Unit equivalents outstanding in 2007 and 2006, respectively	2,927,060	1,378,669
Limited Partners, 29,300.2855 and 32,783.0961 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	45,303,869	51,109,773
	48,230,929	52,488,442
	$49,014,420	$53,906,145

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P. II
Condensed Schedule of Investments
September 30, 2007
(Unaudited)

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	$316,045	0.65%
Energy	34,780	0.07
Grains	12,775	0.03
Indices	29,580	0.06
Interest Rates Non-U.S.	13,257	0.03
Interest Rates U.S.	4,338	0.01
Metals	18,383	0.04
Softs	2,704	0.01
Total futures contracts purchased	431,862	0.90
Futures Contracts Sold
Currencies	(34,737)	(0.07)
Energy	3,420	0.01
Grains	(25,698)	(0.05)
Indices	(1,762)	(0.01)
Interest Rates Non-U.S.	(1,380)	(0.00)*
Interest Rates U.S.	25,203	0.05
Metals	(9,500)	(0.02)
Softs	(9,190)	(0.02)
Total futures contracts sold	(53,644)	(0.11)
Investment in Partnerships
CMF Willowbridge Argo Master Fund L.P.	6,663,187	13.81
CMF Campbell Master Fund L.P.	14,120,112	29.28
CMF Graham Master Fund L.P.	11,107,303	23.03
Total investment in Partnerships	31,890,602	66.12
Total fair value	$32,268,820	66.91%

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

Smith Barney Diversified Futures Fund L.P. II
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed positions and foreign currencies	$731,112	$(1,059,958)	$1,719,610	$3,239,193
Change in net unrealized gains (losses) on open positions and investment in Partnerships	(2,652,479)	(1,140,110)	753,717	156,471
	(1,921,367)	(2,200,068)	2,473,327	3,395,664
Interest income	145,682	171,054	460,323	598,073
	(1,775,685)	(2,029,014)	2,933,650	3,993,737

Expenses:
Brokerage commissions including clearing fees of $70,721, $63,251, $199,211 and $287,933, respectively	819,604	899,456	2,522,265	2,975,712
Management fees	242,666	269,910	749,387	856,417
Incentive fees	—	—	—	583,628
Other	33,767	24,952	77,717	74,154
	1,096,037	1,194,318	3,349,369	4,489,911
Net loss	(2,871,722)	(3,223,332)	(415,719)	(496,174)
Additions — General Partner	—	—	1,441,407	—
Redemptions — Limited Partners	(1,353,266)	(1,263,825)	(5,283,201)	(4,277,496)
Net decrease in Partners’ Capital	(4,224,988)	(4,487,157)	(4,257,513)	(4,773,670)
Partners’ Capital, beginning of period	52,455,917	57,452,864	52,488,442	57,739,377
Partners’ Capital, end of period	$48,230,929	$52,965,707	$48,230,929	$52,965,707
Net Asset Value per Redeemable Unit (31,193.3643 and 35,321.7773 Units outstanding at September 30, 2007 and 2006, respectively)	$1,546.19	$1,499.52	$1,546.19	$1,499.52

Net loss per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(89.00)	$(89.07)	$(12.84)	$(17.25)

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P. II
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net loss	$(2,871,722)	$(3,223,332)	$(415,719)	$(496,174)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Partnerships	—	—	(838,042)	(11,192,991)
Proceeds from sale of investment in Partnerships	1,082,660	770,535	7,206,125	3,386,677
Net unrealized (appreciation) depreciation on investment in Partnerships	2,774,549	939,118	(530,910)	(409,097)
(Increase) decrease in restricted cash	451,009	991,308	(505,463)	719,180
(Increase) decrease in net unrealized appreciation on open futures positions	(122,070)	232,862	(222,807)	120,606
(Increase) decrease in unrealized appreciation on open forward contracts	—	(82,456)	—	389,906
(Increase) decrease in interest receivable	8,859	5,090	9,346	22,066
Increase (decrease) in unrealized depreciation on open forward contracts	—	50,586	—	(257,886)
Accrued expenses:
Increase (decrease) in brokerage commissions	(20,425)	(23,574)	(24,459)	(34,206)
Increase (decrease) in management fees	(6,740)	(7,811)	(8,093)	(11,335)
Increase (decrease) in incentive fees	—	(208,508)	—	(497,394)
Increase (decrease) in other	(20,598)	(4,488)	(11,691)	1,306
Net cash provided by (used in) operating activities	1,275,522	(560,670)	4,658,287	(8,259,342)
Cash flows from financing activities:
Proceeds from additions – General Partner	—	—	1,441,407	—
Payments for redemptions – Limited Partners	(1,165,511)	(1,246,528)	(5,873,170)	(4,661,134)
Net cash used in financing activities	(1,165,511)	(1,246,528)	(4,431,763)	(4,661,134)
Net change in unrestricted cash	110,011	(1,807,198)	226,524	(12,920,476)
Unrestricted cash, at beginning of period	15,468,496	16,792,446	15,351,983	27,905,724
Unrestricted cash, at end of period	$15,578,507	$14,985,248	$15,578,507	$14,985,248

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
September 30, 2007
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

Citigroup Managed Futures LLC, a Delaware limited liability company acts as the general partner (the ‘‘General Partner’’) of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc.

As of September 30, 2007, all trading decisions are made for the Partnership by Capital Fund Management SA (‘‘CFM’’), Graham Capital Management L.P. (‘‘Graham’’), Campbell & Co., Inc. (‘‘Campbell’’) and Willowbridge Associates Inc. (‘‘Willowbridge’’) (each an ‘‘Advisor’’ and collectively, the ‘‘Advisors’’).

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2007 and December 31, 2006, and the results of its operations and changes in Partners’ Capital and cash flows for the three and nine months ended September 30, 2007 and 2006. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the ‘‘SEC’’) for the year ended December 31, 2006.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to the presentation for the current period.

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net realized and unrealized gains (losses)*	$(84.89)	$(85.63)	$(1.59)	$7.39
Interest income	4.58	4.76	14.09	16.17
Expenses **	(8.69)	(8.20)	(25.34)	(40.81)
Decrease for the period	(89.00)	(89.07)	(12.84)	(17.25)
Net Asset Value per Redeemable Unit, beginning of period	1,635.19	1,588.59	1,559.03	1,516.77
Net Asset Value per Redeemable Unit, end of period	$1,546.19	$1,499.52	$1,546.19	$1,499.52

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
September 30, 2007
(Unaudited)

Financial Highlights (continued):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Ratio to average net assets: ***
Net investment loss before incentive fees ****	(7.7)%	(7.5)%	(7.7)%	(7.8)%

Operating expenses	8.8%	8.7%	8.9%	9.2%
Incentive fees	—%	—%	—%	1.0%
Total expenses	8.8%	8.7%	8.9%	10.2%

Total return:
Total return before incentive fees	(5.4)%	(5.6)%	(0.8)%	(0.1)%
Incentive fees	—%	—%	—%	(1.0)%
Total return after incentive fees	(5.4)%	(5.6)%	(0.8)%	(1.1)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses (exclusive of incentive fees).

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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the nine and twelve months ended September 30, 2007 and December 31, 2006, based on a monthly calculation, were $134,945 and $365,587, respectively. The fair values of these commodity interests, including options thereon, if applicable, at September 30, 2007 and December 31, 2006, were $378,218 and $155,411, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

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
September 30, 2007
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

As of September 30, 2007, the Partnership owned 5.7%, 4.1%, and 5.0%, of Campbell Master, Willowbridge Master, and Graham Master, respectively. As of December 31, 2006, the Partnership owned 5.1%, 5.7%, and 4.6%, of Campbell Master, Willowbridge Master, and Graham Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. It is Campbell’s, Willowbridge’s and Graham’s intention to continue to invest the assets allocated to each by the Partnership in Campbell Master, Willowbridge Master and Graham Master. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
September 30, 2007
(Unaudited)

Summarized information reflecting the total assets, liabilities and capital for the Funds are shown in the following tables.

	September 30, 2007
	Funds’ Total Assets	Funds’ Total Liabilities	Funds’ Total Capital
Willowbridge Master	$164,174,499	$473,870	$163,700,629
Campbell Master	267,726,108	20,662,809	247,063,299
Graham Master	228,734,481	6,921,856	221,812,625
Total	$660,635,088	$28,058,535	$632,576,553

	December 31, 2006
	Funds’ Total Assets	Funds’ Total Liabilities	Funds’ Total Capital
Willowbridge Master	$184,225,476	$657,346	$183,568,130
Campbell Master	338,859,002	11,768,612	327,090,390
Graham Master	229,982,015	3,308,499	226,673,516
Total	$753,066,493	$15,734,457	$737,332,036

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds are shown in the following tables.

	September 30, 2007		For the three months ended September 30, 2007
Fund	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Willowbridge Master	13.81%	$6,663,187	$(266,111)	$3,383	$302	$(269,796)	Commodity Portfolio	Monthly
Campbell Master	29.28%	14,120,112	(2,380,046)	3,224	666	(2,383,936)	Financials Metals & Energy Portfolio	Monthly
Graham Master	23.03%	11,107,303	(109,037)	11,291	489	(120,817)	Commodity Portfolio	Monthly
Total		$31,890,602	$(2,755,194)	$17,898	$1,457	$(2,774,549)

	September 30, 2007		For the nine months ended September 30, 2007
Fund	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Willowbridge Master	13.81%	$6,663,187	$(35,085)	$16,614	$1,205	$(52,904)	Commodity Portfolio	Monthly
Campbell Master	29.28%	14,120,112	(850,108)	12,179	1,826	(864,113)	Financials Metals & Energy Portfolio	Monthly
Graham Master	23.03%	11,107,303	1,481,222	31,847	1,448	1,447,927	Commodity Portfolio	Monthly
Total		$31,890,602	$596,029	$60,640	$4,479	$530,910

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
September 30, 2007
(Unaudited)

	December 31, 2006		For the three months ended September 30, 2006
Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Willowbridge Master	20.06%	$10,531,694	$(329,188)	$9,305	$512	$(339,005)	Commodity Portfolio	Monthly
Campbell Master	31.73%	16,656,003	(317,172)	5,565	301	(323,038)	Financials, Metals & Energy Portfolio	Monthly
Graham Master	20.08%	10,540,078	(269,055)	7,345	675	(277,075)	Commodity Portfolio	Monthly
Total		$37,727,775	$(915,415)	$22,215	$1,488	$(939,118)

	December 31, 2006		For the nine months ended September 30, 2006
Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Willowbridge Master	20.06%	$10,531,694	$625,936	$31,065	$1,600	$593,271	Commodity Portfolio	Monthly
Campbell Master	31.73%	16,656,003	8,625	13,273	910	(5,558)	Financials, Metals & Energy Portfolio	Monthly
Graham Master	20.08%	10,540,078	(160,735)	16,321	1,560	(178,616)	Commodity Portfolio	Monthly
Total		$37,727,775	$473,826	$60,659	$4,070	$409,097

5.    Financial Instrument Risks:

In the normal course of its business, the Partnership directly, and through its investments in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments on specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange-traded instruments are standardized and include futures and certain options contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options.

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
September 30, 2007
(Unaudited)

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

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Funds’ businesses, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in other Partnerships, equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures, unrealized appreciation on open forward contracts, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Funds. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 2007.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by its investment in the Funds, realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits if any.

For the nine months ended September 30, 2007, Partnership capital decreased 8.1% from $52,488,442 to $48,230,929. This decrease was attributable to a net loss from operations of $415,719, coupled with the redemption of 3,482.8106 Redeemable Units of Limited Partnership Interests resulting in an outflow of $5,283,202, which was partially offset by the addition of 1,008.7668 General Partner Units equivalent totaling $1,441,407. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

All commodity interests (including derivative financial instruments and derivative commodity instruments) held by the Partnership/Funds are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests. Investment in Partnerships is recorded at fair value, based upon the Partnership’s proportionate interest held. Realized gains (losses) on withdrawals from other Partnerships are recognized on a cost recovery basis.

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

In July 2006, the Financial Accounting Standards Board (the ‘‘FASB’’) released FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN 48).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year.  The Partnership adopted FIN 48 as of January 1, 2007, and the application of this standard did not impact the financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements’’. This accounting standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. As of September 30, 2007, the Partnership is still evaluating the impact the adoption of SFAS No. 157 will have on the financial statement amounts; however, additional disclosures will be required about the inputs used to develop the measurements and the effect of certain measurements on changes in Partners’ Capital for the period.

Results of Operations

During the Partnership’s third quarter of 2007, the Net Asset Value per Redeemable Unit decreased 5.4% from $1,635.19 to $1,546.19 as compared to a decrease of 5.6% in the third quarter of 2006. The Partnership experienced a net trading loss (comprised of net realized gains (losses) on closed positions and change in net unrealized gains (losses) on open positions and investment in Partnerships) before brokerage commissions and related fees in the third quarter of 2007 of $1,921,367. Losses were primarily attributable to the trading of commodity futures in indices, softs, metals, livestock, non-U.S. interest rates and currencies, and were partially offset by gains in energy, grains and U.S. interest rates. The Partnership and its investments in other partnerships experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2006 of $2,200,068. Losses were primarily attributable to the trading of commodity futures in currencies, energy, grains, non-U.S. interest rates, metals and indices and were partially offset by gains in U.S. interest rates and softs.

The third quarter of 2007 proved to be an eventful as widespread economic concerns regarding sub-prime mortgage lending resonated throughout the capital and commodity markets. Profits earned in energy and grains failed to outpace losses in currency, fixed income, and metals.

The disturbance in the credit markets that emerged in July materially impacted other financial sectors. The U.S. dollar became less attractive in the midst of these events, and its resultant weakening, primarily versus low-yielding currencies such as the Japanese Yen and Swiss Franc, amplified the quarterly loss. The revaluation of risk resulted in a flight-to-quality driven rally in prices of sovereign debt instruments against the short positions held by the Partnership at the time, causing losses. In metals markets, losses were realized in base metals as financial concerns weakened economic growth and demand expectations.

Profits generated in the commodity markets tempered the result for the quarter. The rally in crude oil prices to record levels as inventory declined, the dollar weakened and demand remained robust. In agricultural market trading, gains were earned in wheat as prices rallied significantly on reductions in supply expectations.

During the Partnership’s nine months ended September 30, 2007, the Net Asset Value per Redeemable Unit decreased 0.8% from $1,559.03 to $1,546.19 as compared to a decrease of 1.1% in the nine months ended September 30, 2006. The Partnership experienced a net trading gain (comprised of net realized gains (losses) on closed positions and changes in net unrealized gains (losses) on open positions and investment in Partnerships) before brokerage commissions and related fees in the nine months ended September 30, 2007 of $2,473,327. Gains were primarily attributable to the trading of commodity futures in currencies, non-U.S. interest rates and indices and were partially offset by losses in energy, grains, U.S. interest rates, livestock, metals and softs. The Partnership and its investments in other partnerships experienced a net trading gain before brokerage commissions and related fees during the nine months ended September 30, 2006 of $3,395,664. Gains were primarily attributable to the trading of commodity futures in U.S. and non-U.S. interest rates, livestock, metal and indices and were partially offset by losses in currencies, energy, grains and softs.

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

Interest income on 80% of the Partnership’s daily equity average maintained in cash was earned at the 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and nine months ended September 30, 2007 decreased by $25,372 and $137,750, respectively, as compared to the corresponding periods in 2006. This decrease was due to lower average net assets during the three and nine months ended September 30, 2007 as compared to the corresponding periods in 2006.

Brokerage commissions are calculated as a percentage of the Partnership’s net asset value as of the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and nine months ended September 30, 2007 decreased by $79,852 and $453,447, respectively, as compared to the corresponding periods in 2006. The decrease in brokerage commissions and fees is due to lower average net assets during the three and nine months ended September 30, 2007 as compared to the corresponding periods in 2006.

Management fees are calculated on the portion of the Partnership’s net asset value allocated to each Advisor at the end of the month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2007 decreased by $27,244 and $107,030, respectively, as compared to the corresponding periods in 2006. The decrease in management fees is due to lower average net assets during the three and nine months ended September 30, 2007 as compared to the corresponding periods in 2006.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. There were no incentive fees for the three and nine months ended September 30, 2007. Trading performance for the three and nine months ended September 30, 2006 resulted in incentive fees of $0 and $583,628, respectively.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s investments and investments in the Funds by market category as of September 30, 2007, and the highest, lowest and average values during the three months ended September 30, 2007. All open position trading risk exposures of the Partnership/Funds have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

As of September 30, 2007, the Partnership’s total capitalization was $48,230,929.

September 30, 2007
(Unaudited)

			Three months ended September 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– Exchange Traded Contracts	$231,050	0.48%	$949,572	$41,666	$206,543
Energy	165,700	0.34%	320,550	28,320	150,567
Grains	17,370	0.04%	24,725	7,400	18,373
Interest Rates U.S.	78,299	0.16%	280,400	14,199	96,783
Interest Rates Non-U.S.	120,635	0.25%	654,982	55,829	143,966
Metals:
– Exchange Traded Contracts	18,167	0.04%	33,263	3,000	18,528
Softs	55,659	0.12%	60,815	18,454	48,721
Indices	275,778	0.57%	911,964	102,361	284,634
Total	$962,658	2.00%
*	Average of month-end Values at Risk.

As of September 30, 2007, Campbell Master’s total capitalization was $247,063,299. The Partnership owned 5.7% of Campbell Master.

September 30, 2007
(Unaudited)

			Three months ended September 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC Contracts	$2,977,018	1.21%	$8,378,918	$1,553,365	$3,319,376
Energy	201,562	0.08%	1,324,000	201,562	343,021
Interest Rates U.S.	494,470	0.20%	3,568,400	18,410	643,803
Interest Rates Non-U.S.	1,217,172	0.49%	7,069,845	1,082,448	1,811,710
Metals:
– Exchange Traded Contracts	70,000	0.03%	282,000	2,000	50,000
– OTC Contracts	725,862	0.29%	1,408,820	309,870	574,809
Indices	3,354,297	1.36%	12,222,425	1,694,853	3,673,196
Total	$9,040,381	3.66%
*	Average of month-end Values at Risk.

As of September 30, 2007, Willowbridge Master’s total capitalization was $163,700,629. The Partnership owned 4.1% of Willowbridge Master.

September 30, 2007
(Unaudited)

			Three months ended September 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– Exchange Traded Contracts	$1,925,000	1.18%	$3,242,055	$1,350	$1,240,600
Energy	7,745,200	4.73%	7,745,200	1,337,000	4,085,233
Grains	2,136,750	1.31%	2,136,750	429,750	1,083,550
Interest Rates U.S.	1,424,500	0.87%	2,622,000	418,000	1,226,100
Interest Rates Non-U.S.	872,429	0.53%	6,201,928	430,111	1,156,955
Metals:
– Exchange Traded Contracts	3,946,250	2.41%	3,946,250	760,000	2,299,083
Softs	885,500	0.54%	1,309,450	171,900	418,967
Total	$18,935,629	11.57%
*	Average of month-end Values at Risk.

As of September 30, 2007, Graham Master’s total capitalization was $221,812,625. The Partnership owned 5.0% of Graham Master.

September 30, 2007
(Unaudited)

			Three months ended September 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC Contracts	$19,610,569	8.84%	$25,861,289	$5,719,304	$16,176,684
Energy	1,443,050	0.65%	1,443,050	192,150	1,002,937
Grains	60,080	0.03%	326,650	60,080	152,452
Interest Rates U.S.	125,550	0.06%	2,185,300	36,268	178,117
Interest Rates Non-U.S.	215,012	0.10%	2,478,491	215,012	318,525
Metals:
– Exchange Traded Contracts	135,000	0.06%	187,500	4,000	56,333
– OTC Contracts	451,535	0.20%	563,721	11,349	295,998
Softs	186,150	0.08%	217,754	44,739	115,426
Indices	783,037	0.35%	6,773,850	335,292	1,219,199
Total	$23,009,983	10.37%
*	Average of month-end Values at Risk.

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. These controls include policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.

Enron-Related Civil Actions

On August 27, 2007, the District Court for the Southern District of New York in In Re. Enron Corp. reversed the rulings of the federal bankruptcy court that certain bankruptcy claims held by Citigroup transferees could be equitably subordinated or disallowed solely because of the alleged misconduct of Citigroup, and remanded for further proceedings.

IPO Regulatory Inquiries

On August 14, 2007, plaintiffs filed amended complaints in the six focus cases as well as amended master allegations for all cases in the coordinated proceedings. On September 27, 2007, plaintiffs filed a motion to certify new classes in the six focus cases.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and under Part II, Item 1A. ‘‘Risk Factors’’ in the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 – July 31, 2007	339.9821	$1,545.35	N/A	N/A
August 1, 2007 – August 31, 2007	263.8836	$1,484.47	N/A	N/A
September 1, 2007 – September 30, 2007	282.0793	$1,546.19	N/A	N/A
	885.9450	$1,525.34

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

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci President and Director
Date:	November 14, 2007
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	November 14, 2007