Form 10-K
period 2007-12-31
SMITH BARNEY DIVERSIFIED FUTURES FUND L P II
filed 2008-03-31
CIK 923660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 0-22491

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II

(Exact name of registrant as specified in its charter)

New York	13-3769020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Citigroup Managed Futures LLC
731 Lexington Ave – 25th Fl.
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

Yes X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer         Accelerated filer        Non-accelerated filer X    Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes             No X

Limited Partnership Redeemable Units with an aggregate value of $49,360,373 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 29, 2008, 26,252.0246 Limited Partnership Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

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

The Partnership’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. (‘‘Citigroup’’)

The Partnership’s trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM.

On January 1, 2005, the assets allocated to Campbell and Company Inc. (‘‘Campbell’’) for trading were invested in the CMF Campbell Master Fund L.P. (‘‘Campbell Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 18,800.3931 units of Campbell Master with cash of $18,587,905 and a contribution of open commodity futures and forward positions with a fair value of $212,488. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using Campbell’s Financials, Metals and Energy Portfolio, to invest together in one trading vehicle. The General Partner is also the general partner of Campbell Master. Individual and pooled accounts currently managed by Campbell, including the Partnership, are permitted to be limited partners of Campbell Master. The General Partner and Campbell believe that trading through this structure should promote efficiency and economy in the trading process.

On July 1, 2005, the assets allocated to Willowbridge Associates Inc. (‘‘Willowbridge’’) for trading were invested in the CMF Willowbridge Argo Master Fund L.P. (‘‘Willowbridge Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 10,980.9796 units of Willowbridge Master with cash of $9,895,326 and a contribution of open commodity futures and forward positions with a fair value of $1,085,654. Willowbridge Master was formed in order to permit commodity pools managed now or in the future by Willowbridge using its Argo Trading Program to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process.

On April 1, 2006, the assets allocated to Graham Capital Management L.P. (‘‘Graham’’) for trading were invested in the CMF Graham Capital Master Fund L.P. (‘‘Graham Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 11,192.9908 units of Graham Master with cash of $11,192,991. Graham Master was formed in order to permit commodity pools managed now or in the future by Graham using the Multi-Trend Program at 125% Leverage, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pool accounts currently managed by Graham, including the Partnership are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.

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

As of December 31, 2007 the Partnership owned 5.8%, 3.9% and 5.2%, respectively, of Campbell Master, Willowbridge Master and Graham Master. As of December 31, 2006, the Partnership owned 5.1%, 5.7% and 4.6%, respectively, of Campbell Master, Willowbridge Master and Graham Master. The performance of the Partnership is directly affected by the performance of the Funds. Campbell, Willowbridge and Graham intend to continue to invest the assets allocated to each by the Partnership in Campbell Master, Willowbridge Master and Graham Master. The performance of the Partnership is directly affected be the performance of the Funds. Expense to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

As of December 31, 2007, all commodity trading decisions are made for the Partnership by Graham, Campbell, Willowbridge, and Capital Fund Management S.A. (‘‘CFM’’) (each an ‘‘Advisor’’ and collectively, the ‘‘Advisors’’). None of the Advisors are affiliated with the General Partner or CGM. The Advisors are not responsible for the organization or operation of the Partnership.

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

In addition, CGM pays the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. CGM may continue to maintain the Partnership’s assets in cash and/or place all the Partnership’s assets in a 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills.

(b)    Financial Information about Industry Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests (including, but is not limited to, futures contracts, options and forward contracts on U.S. Treasury Bills, other financial instruments, foreign currencies, stock indices and physical commodities). The Partnership does not engage in the sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2007, 2006, 2005, 2004, and 2003 is set forth under ‘‘Item 6. Selected Financial Data.’’ The Partnership’s Capital as of December 31, 2007, was $47,411,008.

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

(f)    Reports to Security Holders. Not applicable.

(g)    Enforceability of Civil Liabilities Against Foreign Persons. Not applicable.

(h)    Smaller Reporting Companies. Not applicable.

Item 1A.    Risk Factors.

As a result of leverage, small changes in the price of the Partnership’s positions may result in major losses.

The trading of commodity interests is speculative, volatile and involves a high degree of leverage. A small change in the market price of a commodity interest contract can produce major losses for the Partnership.

An investor may lose all of their investment.

Due to the speculative nature of trading commodity interests, an investor could lose all of their investment in the Partnership.

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

Item 3.    Legal Proceedings.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which CGM or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

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

There have been no material administrative, civil or criminal actions within the past five years against CGM or any of its individual principals and no such actions are currently pending, except as follows.

Enron

In April 2002, Citigroup and CGM were named as defendants along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in a putative consolidated class action complaint that was filed in the United States District Court for the Southern District of Texas seeking unspecified damages. The action, brought on behalf of individuals who purchased Enron securities (Newby, et al. v. Enron Corp., et al. (‘‘Newby’’)), alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. Citigroup’s motion to dismiss the complaint was denied in December 2002, and Citigroup filed an answer in January 2003. In May 2003, plaintiffs filed an amended consolidated class action complaint, and Citigroup filed a motion to dismiss in June 2003, which was denied in April 2004.

On June 10, 2005, CGM (along with Citigroup and certain of its subsidiaries) agreed to a settlement in Newby. Under the terms of the settlement, Citigroup will make a pretax payment of $2.01 billion to the settlement class (consisting of all purchasers of all publicly traded equity and debt securities issued by Enron and certain Enron-related entities between September 9, 1997 and December 2, 2001. The Regents of the University of California (the Newby lead plaintiff) approved the settlement on July 20. The Court gave final approval to the settlement on May 24, 2006. The amount to be paid in settlement of this action is covered by existing Citigroup litigation reserves.

In September 2003, CGM (and Citigroup and various Citigroup-affiliates) were named as defendants in an adversary proceeding, Enron v. Citigroup, et al. (In re Enron Corp., et al.), filed by Enron in its chapter 11 bankruptcy proceedings against entities that purchased Enron bankruptcy claims from Citigroup, seeking to disallow or to subordinate those claims. The case is scheduled for trial beginning April 28, 2008. Additionally, in November 2003, Enron filed an additional adversary action against CGM (and Citibank, N.A.) seeking to recover fees paid to CGM in connection with the proposed Enron-Dynegy merger. Discovery is proceeding in that action.

Additional Actions

Several additional actions, previously identified, had been consolidated or coordinated with the Newby action and stayed (except with respect to certain discovery) until the Court’s decision on class certification on July 5, 2006.

Certain entities that had previously filed separate lawsuits against CGM (along with other Citigroup entities) did not opt out of the Newby settlement. As a result, the following coordinated/consolidated cases that relate to the purchase of Enron-related securities have been dismissed: California Public Employees’ Retirement System v. Bank of America Securities LLC, et al., Variable Annuity Life Ins. Co. v. Credit Suisse First Boston Corp., et al., and Conseco Annuity Assurance Co. v. Citigroup, Inc.

On February 18, 2005, Judge Harmon granted the motion to dismiss of various financial institution defendants (including CGM) in Washington State Investment Board v. Lay, et al. The action had been brought on behalf of purchasers of Enron’s publicly traded debt and equity securities between September 9, 1997 and October 18, 1998.

On April 19, 2005, CGM (along with Citigroup and certain of its subsidiaries) and various financial institution defendants reached an agreement to settle four state court actions brought by various investment funds that had purchased Enron and/or Enron-linked securities. The four cases are OCM Opportunities Fund III, L.P., et al. v. Citigroup Inc., et al.; Pacific Investment Management Co. LLC, et al. v. Citigroup Inc., et al.; AUSA Life Insurance v. Citigroup Inc., et al.; and Principal Global Investors v. Citigroup Inc., et al. The amounts paid in settlement of these actions were covered by existing Citigroup litigation reserves.

On June 3, 2005, CGM (along with Citigroup) and various financial institution defendants reached an agreement in principle to settle a state court action (subsequently consolidated with Newby), Retirement Systems of Alabama v. Merrill Lynch, et al., brought by an Alabama public corporation comprising various state employee pension funds that had purchased Enron securities from (among others) CGM. The District Court approved the settlement on July 5, 2005. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

On December 7, 2005, Judge Harmon dismissed City of Montgomery, Alabama Employees’ Retirement System v. Lay, et al. in light of a settlement between plaintiff and CGM (along with Citigroup and certain Credit Suisse First Boston-entities). The action was originally filed in Alabama state court and subsequently coordinated with Newby. The case arose out of plaintiff’s purchase of certain Enron-linked securities allegedly in reliance on CGM and other analyst reports concerning Enron. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

On November 4, 2005, Sierra Pacific Resources and Nevada Power v. Citigroup, et al., a federal court case (subsequently coordinated with Newby) naming as defendants CGM (along with Citigroup and Citibank, N.A., and various financial institution defendants) was voluntarily dismissed with prejudice by the plaintiffs. The case had been brought by purchasers of electricity from Enron.

On December 14, 2005, Aksamit, et al. v. UBS PaineWebber, et al., a state court action (subsequently coordinated with Newby) naming CGM and various other financial institutions as defendants, was voluntarily dismissed with prejudice by the plaintiff. The case had been brought on behalf of CGM clients who had purchased Enron securities at various times up until the filing of Enron’s bankruptcy, in reliance on CGM and other analyst reports concerning Enron.

On September 29, 2006, CGM (along with Citigroup and a third-party defendant) filed a partial motion to dismiss in Vanguard Balanced Index Fund, et al. v. Citigroup, et al. The action was filed in Pennsylvania state court in 2003 by certain investment funds, and asserts claims under state securities and common law, arising out of plaintiffs’ purchase of certain Enron-related securities. Vanguard filed opposition papers on November 14, 2006, and the defendants filed their reply on December 1, 2006. The case had been coordinated with Newby until Judge Harmon’s decision on class certification.

On January 2, 2007, Judge Harmon entered final judgment terminating Ravenswood I, L.L.C., et al. v. Citigroup, Inc., et al. in light of a settlement between plaintiffs and Citigroup (including CGM). The action, asserting state statutory and common law claims, had been filed in federal court in Texas on behalf of successors in interest to certain Enron securities owned by Prudential, and subsequently coordinated with Newby. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

On January 18, 2007, Judge Harmon dismissed American National Insurance Co., et al. v. Citigroup Inc., et al. in light of a settlement between plaintiffs and Citigroup (including CGM). The action, asserting state securities and common law claims, had been filed in Texas state court and subsequently coordinated with Newby. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

On January 23, 2007, Judge Harmon granted plaintiffs’ motion for leave to amend the complaint in Silvercreek Management Inc. v. Salomon Smith Barney, Inc., a federal securities law and fraud action against CGM (and other defendants) on behalf of several funds that allegedly sustained losses arising out of their investments in Enron securities. The case had been coordinated with Newby until Judge Harmon’s decision on class certification, and is currently stayed (along with other actions that implicate the scope of liability of secondary actors under Section 10(b)of the 1934 Act) in light of the Fifth Circuit’s reversal of Judge Harmon’s class certification decision.

On January 25, 2007, Judge Harmon entered final judgment terminating Public Employees Retirement Systems of Ohio v. Fastow, et al. in light of a settlement between plaintiffs and certain financial institution defendants (including CGM). The action, asserting state securities and common law fraud claims, had been filed in Ohio state court on behalf of four Ohio pension funds that purchased Enron securities, and was subsequently coordinated with Newby. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

On August 15, 2007, CGM (along with other Citigroup entities and various other financial institutions) filed motions to dismiss Connecticut Resources Recovery Authority v. Lay, et al., an action sounding in fraud and breach of fiduciary duty, and arising out of an Enron transaction with a Connecticut state agency. The case had been coordinated with Newby until Judge Harmon’s decision on class certification. Plaintiff filed its opposition on November 9, 2007; Citigroup partially joined a reply submitted by other financial institutions on January 30, 2008, and Citigroup’s individual reply was due on February 29, 2008.

On December 27, 2007, plaintiff moved for leave to amend its complaint in Public Utility District No. 1 of Snohomish County, Washington v. Citigroup, et al. The case, originally filed in Washington federal court in 2004, arises out of alleged losses caused by Enron’s electricity overcharges to a public utility. It alleges three causes of action sounding in tort against CGM (along with various Citigroup entities and other financial institutions). The action had been coordinated with Newby until Judge Harmon’s decision on class certification. CGM and other defendants filed an opposition on January 28, 2008.

On January 28, 2008, the Fifth Circuit heard oral argument on plaintiffs’ appeal against Judge Harmon’s dismissal of various third-party petitions filed by certain Enron outside directors and Arthur Andersen against CGM (and various other financial institution defendants). The petitions, collectively referred to as the Fleming Cases, assert fraud and negligence claims; they were filed in Texas state court and subsequently coordinated with Newby.

CGM (along with Citigroup, Citibank N.A., and various J.P. Morgan Chase-entities) has been named in multiple actions brought by certain bank participants in, as well as ‘‘vulture funds’’ who purchased certain banks’ interests in, two revolving Enron credit facilities and a syndicated letter of credit facility. The cases, Avenue Capital Management II, L.P., et al. v. J.P. Morgan Chase & Co., et al., and DK Acquisition, et al. v. J.P. Morgan Chase, et al., had been coordinated with Newby until Judge Harmon’s decision on class certification. The actions were conditionally transferred to the Southern District of New York on December 10, 2007, and were assigned to Judge Rakoff on February 4, 2008. Defendants filed partial summary judgment motions in all three cases on December 6, 2007. A fourth action, Bayerische Landesbank, et al. v. J.P. Morgan Chase Bank, et al., brought by certain bank participants in the Enron facilities and subsequently coordinated with Newby, was settled on July 31, 2007, and the district court approved the settlement on August 22, 2007. The amount paid in settlement was covered by existing Citigroup litigation reserves.

On March 26, 2008, Citigroup Inc. issued a press release announcing that it has reached settlement agreements resolving the two largest remaining claims against Citigroup arising out of the collapse of Enron in 2001. Both settlements are fully covered by Citigroup’s existing litigation reserves.

Under the terms of one of the settlement agreements, Citigroup will pay $1.66 billion to Enron and withdraw certain claims in the Enron bankruptcy proceeding. Enron will release all of its claims against Citigroup and certain other parties. Enron will also allow specified Citigroup-related claims in the bankruptcy proceeding, including all of the bankruptcy claims of parties holding approximately $2.4 billion of Enron credit-linked notes (‘‘CLNs’’). Citigroup reached a separate settlement agreement resolving all disputes with the holders of the CLNs, including a suit against Citigroup pending in the Federal District Court in Houston.

The settlements provide that Citigroup denies any wrongdoing and has agreed to the settlements solely to eliminate the uncertainties, burden and expense of further protracted litigation. The Enron settlement agreements must be approved by the bankruptcy court.

RESEARCH

On December 23, 2003, Citigroup and CGM moved to dismiss several consolidated putative class actions alleging violations of Sections 10 and 20 of the Securities Act of 1934, as amended, for purportedly issuing research reports without a reasonable basis in fact and allegedly failing to disclose conflicts of interest with companies in connection with CGM’s published investment research regarding AT&T Corp., Winstar Communications, Inc., Rhythms NetConnections, Inc., Level 3 Communications, Inc., XO Communications, Inc. and Williams Communications Group, Inc. On December 30, 2003, Citigroup and CGM filed a motion to dismiss similar claims in connection with CGM’s published investment research regarding Metromedia Fiber Network, Inc. (‘‘MFN’’).

On January 30, 2004, plaintiffs in the Rhythm NetConnections, Inc. action voluntarily dismissed their complaint with prejudice. In December 2004, Judge Lynch granted in part and denied in part Citigroup’s motions to dismiss the Level 3, XO and Williams Actions. Specifically, he dismissed claims arising out of research published before April 18, 2001, all claims related to Level 3 and XO bondholders, and all claims in the Williams Action on behalf of Guided Portfolio Management accountholders. He denied in part Citigroup’s motion to dismiss the AT&T litigation, although he dismissed claims related to AT&T Wireless, AT&T’s wireless affiliate, in their entirety.

Winstar:    On January 5, 2005, the Court dismissed the Winstar action in its entirety with prejudice. Plaintiffs have moved for reconsideration, which motion has been denied. The dismissal with prejudice of the Winstar class action is now final.

Metromedia Fiber Networks:    On January 6, 2005, the Court granted in part and denied in part the Citigroup-Related Defendants’ motion to dismiss the claims against it in the MFN action. On June 20, 2006, the Court granted plaintiffs’ motion for class certification. On October 6, 2006, the United States Court of Appeals for the Second Circuit accepted an appeal of the class certification order, which appeal was argued on January 30, 2008, and remains pending. Fact discovery has concluded, and expert discovery has been stayed, by agreement of the parties, pending resolution of the appeal.

AT&T, Level 3 Communications, XO Communications and Williams Communications Group:    On January 25, 2005, the Citigroup-Related Defendants renewed their motions to dismiss the remaining portions of the AT&T, XO, Level 3 and Williams cases in light of recent Second Circuit authority on loss causation. On February 24, 2005, the judge stayed all discovery in those cases during the pendency of the motion. On May 24, 2005, Citigroup and CGM reached agreements settling all claims in the Level 3 and XO actions for $10.25 million and $9.125 million respectively; on June 8, 2005, the parties reached an agreement to settle all claims in Williams action for $12.5 million. Finally, on September 27, 2005, the Citigroup-Related Defendants agreed to settle all claims in the AT&T action for $74.75 million. The AT&T settlement was finally approved on August 17, 2006. The XO, Level 3 and Williams settlements were finally approved on September 29, 2006. All of the settlements are final and no longer subject to appeal. The amounts paid in settlement of these actions were covered by existing Citigroup litigation reserves.

Focal Communications Corp.:    On July 28, 2004, a putative class action by purchasers of Focal Communications Corporation common stock was filed in the United States District Court for the Southern District of New York, asserting claims under Section 10 and Section 20 of the Securities Exchange Act of 1934 against Citigroup, CGM and Jack Grubman. On March 15, 2005, the plaintiffs in the Focal action filed a consolidated amended class action complaint; we have moved to dismiss the complaint, and that motion to dismiss was fully briefed on August 10, 2005. The parties have reached an agreement to settle all claims in the Focal class action for $14 million. The settlement was finally approved on March 23, 2007, and is no longer subject to appeal. The amounts paid in settlement of this action were covered by existing Citigroup litigation reserves.

Customer Class Actions:    In addition, four putative class actions were filed against Citigroup and certain of its affiliates, including CGM, and certain of their current and former directors, officers and employees, along with other parties, on behalf of persons who maintained accounts with CGM. These actions assert, among other things, common law claims, claims under state statutes, and claims under the Investment Advisers Act of 1940, for allegedly failing to provide objective and unbiased investment research and investment management, seeking, among other things, return of fees and commissions. These four cases were Norman v. Salomon Smith Barney, Inc., Rowinski v. Salomon Smith Barney, Inc., Politzer v. Salomon Smith Barney, Inc. and Disher, et al. v. Citigroup Global Markets, Inc. In Norman, the judge denied our motion to dismiss, class certification was briefed by the parties, and the action was subsequently settled for $50 million, an amount covered by existing litigation reserves. The settlement was finally approved on May 18, 2006, and is no longer subject to appellate review. In Rowinski, the judge granted our motion to dismiss. The plaintiff appealed to the Court of Appeals for the Third Circuit, which affirmed the decision. The Politzer case was dismissed by the judge – a decision that was affirmed by the Ninth Circuit Court of Appeals, and that the United States Supreme Court declined to review.

In Disher, the Seventh Circuit Court of Appeals reversed the district court’s decision to remand the case to state court, and directed the district court to dismiss the case as preempted. The United States Supreme Court vacated the Seventh Circuit’s decision, and remanded the case to the Seventh Circuit in light of the Supreme Court’s decision in Kircher v. Putnam Funds Trust. On January 22, 2007, the Seventh Circuit dismissed Citigroup’s appeal. On February 1, 2007, plaintiffs secured an order reopening this case in Illinois state court, and on February 16, Citigroup removed the reopened action to federal court. On May 3, 2007, the District Court remanded the action to Illinois state court, and on June 13, 2007, Citigroup moved in state court to dismiss the action. That motion remains pending.

WORLDCOM

On May 10, 2004, the Company, through its parent, Citigroup, announced that it had agreed to settle all claims against it in In Re WorldCom, Inc. Securities Litigation, a class action brought on behalf of certain investors in WorldCom Securities. Under the terms of the settlement, Citigroup will make a payment of $2.575 billion to the settlement class. Citigroup reached this settlement agreement without admitting any wrongdoing or liability, and the agreement reflects that Citigroup denies that it or its subsidiaries committed any act or omission giving rise to any liability and/or violation of the law. On November 7, 2004, the United States District Court for the Southern District of New York approved the class settlement. The settlement became final in March 2006 and settlement funds have been released to the plaintiffs.

Pursuant to an order dated May 28, 2003, more than 110 individual actions asserting claims against Citigroup and/or CGM based on its research and/or underwriting of WorldCom securities have been consolidated with In re WorldCom, Inc. Securities Litigation. The United States Court of Appeals for the Second Circuit has affirmed the orders of the United States District Court for the Southern District of New York denying plaintiffs’ motions to remand to state court a large group of these WorldCom-related actions. On September 13, 2004, plaintiffs filed a petition for a writ of certiorari to the United States Supreme Court seeking review of the Second Circuit’s ruling, which was denied.

Numerous other actions asserting claims against CGM in connection with its research reports about WorldCom and/or its role as an investment banker for WorldCom are pending in other federal and state courts. These actions have been remanded to various state courts, are pending in other federal courts, or have been conditionally transferred to the United States District Court for the Southern District of New York to be consolidated with the class action. As of December 31, 2007, one WorldCom individual action remains pending, in Texas state court. The balance of the individual actions have been settled or dismissed by court order. The settlements of those actions, some of which are discussed below, are covered by existing litigation reserves. Plaintiffs have appealed the dismissal of one of those actions, which appeal has been fully briefed in the United States Court of Appeals for the Second Circuit.

On September 17, 2004, Weinstein, et al. v. Ebbers, et al., a putative class action against CGM and others brought on behalf of holders of WorldCom securities asserting claims based on, among other things, CGM’s research reports concerning WorldCom, was dismissed with prejudice in its entirety by the United States District Court for the Southern District of New York. The plaintiffs noticed an appeal of the dismissal to the United States Court of Appeals for the Second Circuit on October 15, 2004. The parties have reached an agreement in principle on the terms of a settlement of this action, and the appeal has been dismissed.

On September 30, 2004, Citigroup and CGM, along with a number of other defendants, settled Retirement Systems of Alabama, et al. v. J.P. Morgan Chase, et al., a WorldCom individual action that had been remanded to the Circuit Court of Montgomery County, Alabama. On June 22, 2005, Citigroup and CGM, along with other financial institution defendants, entered into a settlement agreement in Public Employees’ Retirement System of Ohio v. Ebbers, et al. Citigroup’s share of the settlement was $40 million. On August 5, 2005, Citigroup and CGM, along with other financial institution defendants, entered into a settlement agreement in one of these actions, New York City Employees’ Retirement System v. Ebbers, et al., Citigroup’s share of the settlement was $35.557 million. The amounts paid in settlement of these actions were covered by existing Citigroup litigation reserves.

On October 27, 2005, Citigroup and CGM, along with all other defendants, including financial institution defendants, entered into a settlement agreement resolving all claims against the Citigroup-related defendants in 32 individual actions filed on behalf of 70 institutional plaintiffs that have opted out of the WorldCom class action settlement, all of which were brought by Lerach, Coughlin, Stoia, Geller, Rudman & Robbins LLP. Plaintiffs in these actions asserted claims under federal and state law in connection with the Citigroup-related defendants’ research coverage and underwriting of WorldCom securities. Citigroup’s share of the settlement was $249.9 million. The amount paid in settlement of these actions was covered by existing Citigroup litigation reserves.

A FINRA (formerly NASD) arbitration hearing was held in Sturm, et al. v. Citigroup, et al., from September 12 through October 3, 2005. Claimants alleged research analyst conflicts of interest related to SSB research coverage of WorldCom, and brought common law claims, including fraud claims, against Citigroup and CGM. Claimants sought $901 million in compensatory damages, in addition to punitive damages. On November 28, 2005, the arbitration panel denied all of claimants’ claims in their entirety, with prejudice. On February 21, 2006, Claimants filed a motion to vacate the arbitration result. On April 14, 2006, the same Claimants filed another FINRA arbitration proceeding arising out of their investments in Level 3 Communications, Inc. On September 20, 2006, the Citigroup-related Respondents executed an agreement with the Sturms to settle all outstanding matters.

In addition to the court suits, actions asserting claims against CGM relating to its WorldCom research reports are pending in numerous arbitrations around the country. These actions assert claims that are substantially similar to the claims asserted in the class action.

On June 28, 2004, the United States District Court for the Southern District of New York dismissed all claims under the Securities Act of 1933 and certain claims under the Securities Exchange Act of 1934 in

In Re TARGETS Securities Litigation, a putative class action against Citigroup and CGM and certain former employees, leaving only claims under the 1934 Act for purchases of Targeted Growth Enhanced Terms Securities (‘‘TARGETS’’) with respect to the common stock of MCI WorldCom, Inc. after July 30, 1999. On October 20, 2004, the parties signed a Memorandum of Understanding setting forth the terms of a settlement of all remaining claims in this action. The settlement was preliminarily approved by the Court on January 11, 2005, and finally approved on April 22, 2005. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

Global Crossing

On or about January 28, 2003, lead plaintiff in a consolidated putative class action in the United States District Court for the Southern District of New York (In re Global Crossing Ltd. Securities Litigation) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and Asia Global Crossing, which names as defendants, among others, Citigroup, CGM, CGMHI and certain executive officers and current and former employees. The putative class action complaint asserts claims against these Citigroup defendants under (i) Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Section 14(a) of the Securities Exchange Act of 1934, as amended and Rule 14A-9A promulgated thereunder, in connection with certain offerings in which CGM served as underwriter and in connection with certain transactions in which CGM issued fairness opinions, and (ii) Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated hereunder, alleging that they disseminated misleading research reports concerning Global Crossing and Asia Global Crossing. The Citigroup-related defendants have moved to dismiss these claims. Judge Lynch largely denied the motion to dismiss the Section 11 claims against the underwriters.

In March 2005, while the motion to dismiss was pending, the plaintiffs and the Citigroup-related defendants reached a settlement of all claims against the Citigroup-related defendants, including both research and underwriting claims, and including claims concerning losses in both Global Crossing and Asia Global Crossing, for a total of $75 million. The Court granted preliminary approval of the settlement on March 8, 2005, and on July 8, 2005, granted final approval and rejected all objections to the settlement.

Citigroup has also been named as a defendant in two proceedings brought by the Global Crossing Estate Representative on or about January 27, 2004 in the United States Bankruptcy Court for the Southern District of New York. First the Estate Representative filed an adversary proceeding asserting claims against, among others, Citigroup, CGM and certain executive officers and current and former employees, asserting claims under federal bankruptcy law and common law in connection with CGM’s research reports about Global Crossing and for its role as an underwriter in Global Crossing offerings. The Citigroup-Related Defendants moved to dismiss the former action on June 26, 2004, and settled it on September 12, 2005 for $27.5 million. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves. The Estate Representative also filed an adversary proceeding against Citigroup and several other financial institutions seeking to rescind the payment of a $1 billion loan made to a subsidiary of Global Crossing. The Citigroup-related defendants moved to dismiss the latter on May 28, 2004, which motion is still pending.

Adelphia Communications Corporation

On July 6, 2003, the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation filed an adversary proceeding against certain lenders and investment banks, including CGM, Citibank, N.A., Citicorp USA, Inc. and Citigroup Financial Products, Inc. (together, the Citigroup Parties). The complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act and the common law. The complaints seek equitable relief and an unspecified amount of compensatory and punitive damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia. In June 2004, motions to dismiss were filed with respect to the complaints of the two committees. Those motions were decided by the bankruptcy court, and were granted in part and denied in part. The bankruptcy court’s ruling was, in part, reviewed by the district court. The Adelphia Recovery Trust, which has replaced the committees as the plaintiff in the action, has filed an amended complaint on behalf of the Adelphia Estate, consolidating the two prior complaints; motions to dismiss the amended complaint and answers have been filed.

In addition, CGM was among the underwriters named in civil actions brought by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Following settlements of the class action (which is pending appeal) and other individual actions, two cases remain outstanding. The Second Circuit is considering whether the plaintiff in one has proper standing to sue. In September 2007, motions to dismiss in the other case were granted in part and denied in part.

IPO Allocation Cases

On November 3, 2003, the United States District Court for the Southern District of New York granted CGM’s motion to dismiss the consolidated amended complaint asserting violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. Plaintiffs appealed that decision to the Court of Appeals for the Second Circuit. On September 28, 2005, the Court of Appeals vacated the district court’s order dismissing these actions and remanded for further proceedings. On December 7, 2006, the United States Supreme Court granted ceriorari review of the Second Circuit’s opinion. On June 18, 2007, the United States Supreme Court ruled that the securities law precludes application of the antitrust laws to the claims asserted by plaintiffs, effectively terminating the litigation.

In the securities cases, which are pending before Judge Scheindlin of the Southern District, plaintiffs seek damages against numerous underwriters for alleged violations of the Securities and Exchange Acts of 1933 and 1934 in connection with more than 300 initial public offerings. Plaintiffs allege that the underwriters had a practice to allocate shares in IPOs only to those persons or entities that agreed to purchase shares in the aftermarket at increasing prices, which, they claim, led to inflated secondary market pricing. They further make allegations about analyst conflicts of interest and allege that, because of the aforementioned practice, the underwriters received compensation that was not disclosed in the relevant offering memoranda. Judge Scheindlin recently certified a class and discovery on the merits is ongoing. On June 30, 2005, the United States Court of Appeals for the Second Circuit entered an order agreeing to review the district court’s order granting plaintiffs’ motion for class certification. On December 5, 2006, the Second Circuit reversed Judge Scheindlin’s class certification order. The plaintiffs filed a petition for rehearing in January 2007. On April 6, 2007, the Second Circuit panel that reversed the district court’s class certification decision denied plaintiff’s petition for rehearing, and on May 18, 2007, the Second Circuit denied plaintiffs’ petition for rehearing en banc. On August 14, 2007, plaintiffs filed amended complaints in the six focus cases as well as amended master allegations for all cases in the coordinated proceedings. On September 27, 2007, plaintiffs filed a motion to certify new classes in the six focus cases. Defendants moved to dismiss the amended pleadings in November 2007 and filed an opposition to the new motion for class certification in December 2007.

Mutual Funds

CGM has been named in several class actions and derivative litigations pending in various Federal District Courts arising out of alleged violations of the federal securities laws, including the Investment Company Act, and common law (including breach of fiduciary duty and unjust enrichment). The claims concern practices in connection with the sale of mutual funds, including allegations involving market timing, revenue sharing, incentive payments for the sale of proprietary funds, undisclosed breakpoint discounts for the sale of certain classes of funds, inappropriate share class recommendations and inappropriate fund investments. The litigations involving market timing have been consolidated under the Multi District rules in the United States District Court for the District of Maryland (the ‘‘MDL action’’), and the litigations involving revenue sharing, incentive payment and other issues are pending in the United States District Court for the Southern District of New York. The plaintiffs in these litigations generally seek unspecified compensatory damages, recessionary damages, injunctive relief, costs and fees. In the principal cases concerning revenue sharing, incentive payment and other issues, the lead plaintiff filed a consolidated and amended complaint on December 15, 2004. Citi moved to dismiss the claims and the motion was granted. An appeal is pending and will be fully briefed by April 15, 2008. Several derivative actions and class actions were also dismissed against Citigroup defendants in the MDL action (and we expect that additional actions will be dismissed on similar grounds).

In May 2007, CGM finalized its settlement agreement with the NYSE and the New Jersey Bureau of Securities on the matter related to its market-timing practices prior to September 2003.

Subprime-Mortgage-Related Litigation

Citigroup, along with numerous others, has also been named as a defendant in several lawsuits by shareholders of entities that originated subprime mortgages, and for which CGM underwrote securities offerings. These actions assert that CGM violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended, arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with those offerings. Specifically, CGM has been named as a defendant in (i) two putative class action lawsuits brought by shareholders of American Home Mortgage Investment Corp., pending in the United States District Court for the Eastern District of New York; and (ii) three putative class action lawsuits brought by shareholders of Countrywide Financial Corp. and its affiliates, pending in the United States District Court for the Central District of California. Citigroup has not yet responded to the complaints in these actions. A motion to remand to California state court has been filed in one of the Countrywide-related actions.

In the course of its business, CGM, as a major futures commission merchant and broker-dealer is a party to various claims and routine regulatory investigations and proceedings that the general partner believes do not have a material adverse effect on the business of CGM.

Item 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted to the security holders for a vote during the last fiscal fourth quarter of the year covered by this report.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of December 31, 2007 was 1,697.

(c)	Dividends. The Partnership did not declare a distribution in 2007 or 2006.

(d)	Use of Proceeds. During the twelve months ended December 31, 2007 there were General Partner contributions representing the sale of 1,008.7668 Redeemable Unit equivalents totaling $1,441,407. There were no additional sales of Redeemable Units during the twelve months ended December 31, 2006 and 2005.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including, if applicable, futures contracts, options and forward contracts.

(e)	Securities Authorized for Issuance under Equity Compensation Plans. None.

Item 6.	Selected Financial Data.

Net realized and unrealized trading gains, interest income, net income and increase in Net Asset Value per Redeemable Unit for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 and total assets at December 31, 2007, 2006, 2005, 2004 and 2003 were as follows:

	2007	2006	2005	2004	2003
Net realized and unrealized trading gains net of brokerage commissions (including clearing fees) of $3,376,661, $3,841,683, $4,126,362, $4,322,086 and $4,867,218, respectively	$3,727,955	$2,602,032	$2,003,548	$3,868,542	$14,129,201

Interest income	581,078	758,523	803,510	635,140	569,919
	$4,309,033	$3,360,555	$2,807,058	$4,503,682	$14,699,120
Net income	$2,911,097	$1,567,049	$605,508	$1,598,257	$10,452,183

Increase in Net Asset Value per Redeemable Unit	$92.67	$42.26	$25.88	$40.44	$199.53

Total assets	$49,039,808	$53,906,145	$59,855,686	$67,161,630	$71,276,280

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership directly and through its investment in other partnerships, seeks to achieve substantial capital appreciation through speculative trading, directly and indirectly, in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Partnership may employ futures, options on futures, and forward contracts in those markets.

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

The programs traded by each Advisor on behalf of the Partnership are: Campbell – Financial, Metal & Energy Large Portfolio (‘‘FME Large’’), CFM – Discus Program (‘‘Discus’’), Graham – Global Multi-Trend Program at 125% Leverage (‘‘Multi-Trend’’), and Willowbridge – Argo Trading Systems. As of December 31, 2007, the Partnership’s assets were allocated among the Advisors in the following approximate percentages: Campbell, 25%, CFM, 33%, Graham, 24%, and Willowbridge, 18%.

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

Graham Capital Management, L.P.

Graham trades its Multi-Trend program on behalf of Graham Master. The Multi-Trend program allocates assets equally among four other distinct Graham trading programs.

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

No forecast can be made as to the level of redemptions in any given period. A limited partner may cause all of their Redeemable Units to be redeemed by the Partnership at the Net Asset Value thereof as of the last day of each month on ten days’ written notice to the General Partner. No fee will be charged for redemptions. For the year ended December 31, 2007, 5,971.8541 Redeemable Units were redeemed totaling $9,429,938. For the year ended December 31, 2006, 4,399.7948 Redeemable Units were redeemed totaling $6,817,984. For the year ended December 31, 2005, 5,231.2307 Redeemable Units were redeemed totaling $7,419,395.

(c)    Results of Operations.

For the year ended December 31, 2007 the Net Asset Value per Redeemable Unit increased 5.9% from $1,559.03 to $1,651.70. For the year ended December 31, 2006, the Net Asset Value per Redeemable Unit increased 2.8% from $1,516.77 to $1,559.03. For the year ended December 31, 2005, the Net Asset Value per Redeemable Unit increased 1.7% from $1,490.89 to $1,516.77.

The Partnership experienced a net trading gain of $7,104,616 before brokerage commissions and related expenses for the year ended December 31, 2007. Gains were primarily attributable to the Partnership’s/Funds’ trading of currencies, U.S. and non-U.S. interest rates, livestock, energy, grains and indices and were partially offset by the losses incurred in the trading of metals and softs.

During 2007, the Partnership profited from macro-economic developments that stimulated volatility and asset price trends of a favorable duration to the underlying advisor’s trading strategies. Negative developments in the U.S. mortgage markets and the increasing probability of recession resonated throughout the capital and commodity markets. A surge in volatility in the global equity markets in February was driven by a tumble in Chinese stock valuations that curbed sentiment for global risk assets and sparked a material sell-off in global stock prices. The year would go on to be highlighted by two additional measurable equity market corrections in the summer and fall. By mid-summer, dislocations in U.S. asset-backed and mortgage-backed credit markets emerged as the central focal point of global capital markets. The ensuing re-pricing of credit risk resulted in a flight-to-quality driven rally in prices of sovereign debt, especially in the U.S. Treasury markets as the Federal Open Market Committee acted rapidly to stem the negative implications for growth. As a result of the series of rate cuts and negative economic data, the U.S. dollar became less attractive and weakened materially against most major currencies during the latter part of the year. Commodity markets continued to signal inflation, further clouding the economic landscape, as global demand for most food and raw materials continued to be robust. Prices moved rather erratically at times.

Profits were realized in fixed income trading as turbulence in asset backed credit markets became a catalyst for significant directional moves in yields and strong bias towards price rallies across Treasury curves. Gains were also generated by substantially rising oil prices, which reached all-time contract highs due to robust global demand, ongoing geopolitical concerns and increased speculative participation in the commodity. The Partnership also benefited from persistent trends in the currency sector, notably in Japanese Yen, New Zealand Dollar and British Pounds.

Trading gains were offset slightly by losses related to trading in metals and soft commodities. Periodic sporadic rallies in the U.S. dollar negatively impacted positions in certain precious metals, which tend to demonstrate inverse price movements. Prices of industrial metals also moved erratically during most of the year, mainly due to fluctuating estimates of Chinese and emerging market economic growth resulting in unfavorable price action for the advisors. Losses were also experienced in trading soft commodities such as coffee and cocoa. Excess exports from growers in Africa and Indonesia in the month of August resulted in a surprising fall in process driven by increased supply.

The Partnership experienced a net trading gain of $6,443,715 before brokerage commissions and related expenses for the year ended December 31, 2006. Gains were primarily attributable to the Partnership’s/

Funds’ trading of currencies, U.S. and non-U.S. interest rates, livestock, metals, softs and indices and were partially offset by the losses incurred in the trading of energy and grains.

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

The stock index sector was the greatest contibutor of profits for the year. The Advisors were well positioned to capitalize on rising global equity valuations supported by lowered oil prices and increased optimism over economic growth. Trading in fixed income was profitable, as inflationary pressure remained high, providing positive lift to the performance. In metals markets, both precious metals and base metals rallied strongly early on as demand from emerging markets continued to soar. Metals prices reached unsustainable levels in May and tumbled amid concerns that rising interest rates may slow demand. Gains were earned in metals, as the Advisors were able to capture the upward trend in prices while minimizing losses during the correction.

Partially offsetting gains were losses in energy, agricultural and commodities. Losses were realized in energy markets as a series of unanticipated supply and demand imbalances coupled with geopolitical uncertainties throughout the year produced unfavorable trading ranges and sharp price reversals for the petroleum complex. The Advisors also suffered losses in agricultural markets as alternating meteorological conditions between drought and rainfall contributed to irregular price developments.

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

Such risks include:

Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership/Funds are subject to increased risks with respect to their trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets.

Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership’s ability to gather, process, and communicate information efficiently and securely, without interruption, to customers, among Redeemable Units within the Partnership/Funds, and in the markets where the Partnership/Funds participate.

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

(e)    Critical Accounting Policies.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

All commodity interests (including derivative financial instruments and derivative commodity instruments) held by the Partnership/Funds are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the Statements of Financial Condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests. Investment in the Funds are recorded at fair value, based upon the Partnership’s proportionate interest held. Realized gains (losses) on withdrawals from the Funds are recognized on a cost recovery basis.

Foreign currency contracts are those contracts where the Partnership/Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting dates, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the Statements of Income and Expenses.

(f)    Recent Accounting Pronouncement.

On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 161 and its impact on the financial statements has not yet been determined.

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

Market movements result in frequent changes in the fair market value of the Partnership’s/Funds’ open positions and, consequently, in its earnings and cash flow. The Partnership’s/Funds’ market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s/Funds’ open positions and the liquidity of the markets in which they trade.

The Partnership/Funds rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s/Funds’ past performance is not necessarily indicative of their future results.

Value at Risk is a measure of the maximum amount which the Partnership/Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence in the markets traded by the Partnership/Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s/Funds’ experience to date (i.e., ‘‘risk of ruin’’). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s/Funds’ losses in any market sector will be limited to Value at Risk or by the Partnership’s/Funds’ attempts to manage its market risk.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Partnership’s investments and investments in other partnerships by market category as of December 31, 2007 and 2006, and the highest, lowest and average value at any point during the years. All open position trading risk exposures have been included in calculating the figures set forth below. As of December 31, 2007, the Partnership’s total capitalization was $47,411,008.

December 31, 2007

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— Exchange Traded Contracts	$63,777	0.13%	$994,515	$41,666	$227,469
Energy	31,125	0.07%	320,550	13,950	123,752
Grains	3,850	0.01%	26,450	1,150	10,934
Indices	211,546	0.45%	1,257,682	48,397	424,594
Interest Rates U.S.	66,950	0.14%	307,950	7,004	96,722
Interest Rates Non-U.S.	104,653	0.22%	654,982	55,829	242,023
Livestock	4,500	0.01%	4,500	4,500	4,500
Metals:
— Exchange Traded Contracts	10,240	0.02%	35,960	1,740	12,914
Softs	28,805	0.06%	123,013	3,306	37,467
Total	$525,446	1.11%

* Annual average based on month-end Value at Risk.

As of December 31, 2006, the Partnership’s total capitalization was $52,488,442.

December 31, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— Exchange Traded Contracts	$60,418	0.11%	$615,000	$60,418	$135,369
Energy	87,000	0.17%	1,520,848	13,830	201,498
Interest Rates U.S.	49,650	0.09%	1,052,933	8,573	215,820
Interest Rates Non-U.S.	136,361	0.26%	1,520,269	71,251	512,124
Metals:
— Exchange Traded Contracts	3,780	0.01%	10,125	903	3,082
Softs	3,690	0.01%	353,492	595	7,431
Indices	214,440	0.41%	2,791,360	137,436	612,606
Total	$555,339	1.06%

*	Annual average based on month-end Value at Risk.

As of December 31, 2007, Willowbridge Master’s total capitalization was $213,055,022. The Partnership owned 3.9% of Willowbridge Master.

December 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— Exchange Traded Contracts	$779,880	0.37%	$5,763,380	$1,350	$2,376,229
Energy	2,965,500	1.39%	11,515,000	40,000	4,139,833
Grains	2,552,700	1.20%	3,493,200	308,700	1,442,872
Interest Rates U.S.	1,306,500	0.61%	4,522,500	154,350	1,621,129
Interest Rates Non-U.S.	1,124,496	0.53%	9,500,376	411,959	3,877,807
Livestock	160,800	0.07%	240,000	4,500	93,233
Metals:
— Exchange Traded Contracts	1,859,250	0.87%	5,591,250	760,000	2,412,375
Softs	442,200	0.21%	1,890,300	89,100	602,875
Total	$11,191,326	5.25%

*	Annual average based on month-end Value at Risk

As of December 31, 2007, Campbell Master’s total capitalization was $216,696,200. The Partnership owned 5.8% of Campbell Master.

December 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies:
— OTC Contracts	$5,921,755	2.73%	$14,912,339	$1,553,365	$6,826,964
Energy	699,600	0.32%	2,742,200	191,400	551,345
Interest Rates U.S.	470,470	0.22%	4,293,650	18,410	1,562,424
Interest Rates Non-U.S.	2,361,786	1.09%	10,634,092	902,498	4,943,720
Metals:
— Exchange Traded Contracts	294,000	0.14%	395,000	2,000	229,983
— OTC Contracts	888,251	0.41%	2,315,924	283,560	990,318
Indices	5,913,472	2.73%	14,331,076	1,694,853	6,401,367
Total	$16,549,334	7.64%

*	Annual average of month-end Value at Risk

As of December 31, 2007, Graham Master’s total capitalization was $213,594,387. The Partnership owned 5.3% of Graham Master.

December 31, 2007

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— OTC Contracts	$19,308,901	9.04%	$36,315,056	$5,719,304	$19,227,674
Energy	375,400	0.18%	2,440,100	177,900	882,005
Grains	314,550	0.15%	459,100	4,000	153,243
Interest Rates U.S.	88,133	0.04%	3,124,000	9,593	724,751
Interest Rates Non-U.S.	705,925	0.33%	7,772,547	152,548	3,065,189
Livestock	16,000	0.01%	18,400	3,000	11,870
Metals:
— Exchange Traded Contracts	93,000	0.04%	190,000	2,000	56,625
— OTC Contracts	515,470	0.24%	1,024,186	3,586	279,440
Softs	99,312	0.05%	487,616	44,739	138,689
Indices	751,648	0.35%	15,267,220	335,292	3,522,397
Total	$22,268,339	10.43%

*	Annual average based on month-end Value at Risk

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

The following were the primary trading risk exposures of the Partnership/Funds’ as of December 31, 2007, by market sector.

Interest Rates.   Interest rate movements directly affect the price of the futures positions held by the Partnership/Funds and indirectly affect the value of their stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership’s/Funds’ profitability. The Partnership’s/Funds’ primary interest rate exposure is to interest rate fluctuations in the U.S. and the other G-8 countries. However, the Partnership/Funds also take futures positions on the government debt of smaller nations — e.g., Australia.

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

Stock Indices.   The Partnership’s/Funds’ primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership/Funds are limited to futures on broadly based indices. As of December 31, 2007, the Partnership’s/Funds’ primary exposures were in stock indices on the Chicago Mercantile Exchange (U.S.) and the EUREX (Germany). The Partnership/Funds are primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership/Funds to avoid being ‘‘whipsawed’’ into numerous small losses.)

Metals.   The Partnership’s/Funds’ primary metal market exposure is to fluctuations in the price of copper and gold.

Softs.   The Partnership’s/Funds’ primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Coffee, cotton and cocoa accounted for the substantial bulk of the Partnership’s/Funds’ commodity exposure as of December 31, 2007.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership/Funds as of December 31, 2007.

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

The General Partner monitors the Partnership’s/Funds’ performance and the concentration of their open positions, and consults with the Advisors concerning the Partnership’s/Funds’ overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require certain Advisors of the Partnership to close out individual positions as well as enter into programs on behalf of the Partnership. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisors’ own risk control policies while maintaining a general supervisory overview of the Partnership’s/Funds’ market risk exposures.

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

Item 8.    Financial Statements and Supplementary Data.

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II

INDEX TO FINANCIAL STATEMENTS

Page Number
Oath or Affirmation	F-3
Management’s Report on Internal Control over Financial Reporting	F-4
Report of Independent Registered Public Accounting Firm	F-5
Financial Statements:
Statements of Financial Condition at December 31, 2007 and 2006	F-6
Schedules of Investments at December 31, 2007 and 2006	F-7 – F-8
Statements of Income and Expenses for the years ended December 31, 2007, 2006 and 2005	F-9
Statements of Changes in Partners’ Capital for the years ended December 31, 2007, 2006 and 2005	F-10
Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	F-11
Notes to Financial Statements	F-12 – F-18
Selected Unaudited Quarterly Financial Data	F-19
Financial Statements of CMF Campbell Master Fund L.P.
Oath or Affirmation	F-20
Report of Independent Registered Public Accounting Firm	F-21
Statements of Financial Condition at December 31, 2007 and 2006	F-22
Schedules of Investments at December 31, 2007 and 2006	F-23 – F-24
Statements of Income and Expenses for the years ended December 31, 2007 and 2006	F-25
Statements of Changes in Partners’ Capital for the years ended December 31, 2007 and 2006	F-26
Statements of Cash Flows for the years ended December 31, 2007 and 2006	F-27
Notes to Financial Statements	F-28 – F-32
Selected Unaudited Quarterly Financial Data	F-33
Financial Statements of CMF Willowbridge Argo Master Fund L.P.
Oath or Affirmation	F-34
Report of Independent Registered Public Accounting Firm	F-35
Statements of Financial Condition at December 31, 2007 and 2006	F-36
Schedules of Investments at December 31, 2007 and 2006	F-37 – F-38
Statements of Income and Expenses for the year ended December 31, 2007 and for the year ended December 31, 2006	F-39

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II

INDEX TO FINANCIAL STATEMENTS CONTINUED

Page Number
Statements of Changes in Partners’ Capital for the years ended December 31, 2007 and 2006	F-40
Statements of Cash Flows for the years ended December 31, 2007 and 2006	F-41
Notes to Financial Statements	F-42 – F-46
Selected Unaudited Quarterly Financial Data	F-47
Financial Statements of CMF Graham Capital Master Fund L.P.
Oath or Affirmation	F-48
Report of Independent Registered Public Accounting Firm	F-49
Statements of Financial Condition at December 31, 2007 and 2006	F-50
Schedules of Investments at December 31, 2007 and 2006	F-51 – F-52
Statements of Income and Expenses for the year ended December 31, 2007 and for the period from April 1, 2006 (commencement of trading operations) to December 31, 2006	F-53
Statements of Changes in Partners’ Capital for the year ended December 31, 2007 and for the period from April 1, 2006 (commencement of trading operations) to December 31, 2006	F-54
Statements of Cash Flows for the year ended December 31, 2007 and for the period from April 1, 2006 (commencement of trading operations) to December 31, 2006	F-55
Notes to Financial Statements	F-56 – F-60
Selected Unaudited Quarterly Financial Data	F-61

To the Limited Partners of
Smith Barney Diversified Futures L.P. II

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By: Jennifer Magro Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, Smith Barney Diversified Futures L.P. II
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Management’s Report on Internal Control over
Financial Reporting

The management of Smith Barney Diversified Futures Fund L.P. II (the ‘‘Partnership’’), Citigroup Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting. The Partnership’s internal control system was designed to provide reasonable assurance to the Partnership’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with management’s authorization, assets are safeguarded, and financial records are reliable. Management also takes steps to see that information and communication flows are effective and to monitor performance, including performance of internal control procedures.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2007, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit a company to provide only management’s report in this annual report.

Report of Independent Registered Public Accounting Firm

The Partners
Smith Barney Diversified Futures Fund L.P. II:

We have audited the accompanying statements of financial condition of Smith Barney Diversified Futures Fund L.P. II (the ‘‘Partnership’’), including the schedules of investments, as of December 31, 2007 and 2006, and the related statements of income and expenses, changes in partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smith Barney Diversified Futures Fund L.P. II as of December 31, 2007 and 2006, and the results of its operations, changes in partners’ capital, and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

New York, New York
March 24, 2008

Smith Barney Diversified Futures Fund L.P. II
Statements of Financial Condition
December 31, 2007 and 2006

	2007	2006
Assets:
Investments in Partnerships, at fair value	$32,241,220	$37,727,775
Distribution receivable	63,832	—
Equity in commodity futures trading account:
Cash (restricted $601,723 and $618,463, in 2007 and 2006, respectively) (Note 3c)	16,693,844	15,970,446
Net unrealized appreciation on open futures contracts	7,545	155,411
	49,006,441	53,853,632
Interest receivable (Note 3c)	33,367	52,513
	$49,039,808	$53,906,145
Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions (Note 3c)	$245,199	$269,531
Management fees (Note 3b)	81,251	89,340
Incentive fees (Note 3b)	285,594	—
Professional fees	26,258	19,108
Other	17,463	13,607
Redemptions payable (Note 6)	973,035	1,026,117
	1,628,800	1,417,703
Partners’ Capital (Notes 1 and 6)
General Partner, 1,893.0788 and 884.3120 Unit equivalents outstanding in 2007 and 2006, respectively	3,126,798	1,378,669
Limited Partners, 26,811.2420 and 32,783.0961 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	44,284,210	51,109,773
	47,411,008	52,488,442
	$49,039,808	$53,906,145

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P. II
Schedule of Investments
December 31, 2007

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	$(16,975)	(0.04)%
Energy	3,447	0.01
Grains	9,775	0.02
Indices	(2,596)	(0.01)
Interest Rates U.S.	26,194	0.06
Interest Rates Non-U.S.	22,213	0.05
Metals	5,141	0.01
Softs	(4,630)	(0.01)
Total futures contracts purchased	42,569	0.09
Futures Contracts Sold
Currencies	14,925	0.03
Energy	466	0.00 *
Grains	(9,563)	(0.02)
Indices	826	0.00 *
Livestock	(300)	(0.00)*
Interest Rates Non-U.S.	382	0.00 *
Metals	(4,225)	(0.01)
Softs	(37,535)	(0.07)
Total futures contracts sold	(35,024)	(0.07)

Investment in Partnerships
CMF Willowbridge Argo Master Fund L.P.	8,331,766	17.57
CMF Campbell Master Fund L.P.	12,609,331	26.60
CMF Graham Capital Master Fund L.P.	11,300,123	23.83
Total investment in Partnerships	32,241,220	68.00

Total fair value	$32,248,765	68.02%
* Due to rounding

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P. II
Schedule of Investments
December 31, 2006

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	$(3,968)	(0.01)%
Indices	8,434	0.02
Interest Rates Non-U.S.	2,833	0.01
Metals	1,919	0.00	*
Softs	670	0.00	*
Total futures contracts purchased	9,888	0.02

Futures Contracts Sold
Currencies	19,294	0.04
Energy	24,619	0.05
Indices	1,160	0.00	*
Interest Rates U.S.	35,378	0.07
Interest Rates Non-U.S.	65,072	0.12
Total futures contracts sold	145,523	0.28

Investment in Partnerships
CMF Willowbridge Argo Master Fund L.P.	10,531,694	20.06
CMF Campbell Master Fund L.P.	16,656,003	31.73
CMF Graham Capital Master Fund L.P.	10,540,078	20.08
Total investment in Partnerships	37,727,775	71.87

Total fair value	$37,883,186	72.17%
* Due to rounding

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P. II
Statements of Income and Expenses
for the years ended
December 31, 2007, 2006 and 2005

	2007	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains on closed positions and foreign currencies	$4,520,389	$3,834,987	$3,136,171
Change in net unrealized gains on open contracts and investments in Partnerships	2,584,227	2,608,728	2,993,739
	7,104,616	6,443,715	6,129,910
Interest income (Note 3c)	581,078	758,523	803,510
	7,685,694	7,202,238	6,933,420
Expenses:
Brokerage commissions including clearing fees of $267,529, $332,215 and $422,596, respectively (Note 3c)	3,376,661	3,841,683	4,126,362
Management fees (Note 3b)	1,003,243	1,123,731	1,166,141
Incentive fees (Note 3b)	285,594	583,628	949,901
Professional fees	40,059	57,412	51,660
Other	69,040	28,735	33,848
	4,774,597	5,635,189	6,327,912
Net income	$2,911,097	$1,567,049	$605,508
Net income per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent (Notes 1 and 7)	$92.67	$42.26	$25.88

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P. II
Statements of Changes in Partners’ Capital
for the years ended
December 31, 2007, 2006 and 2005

	Limited Partners	General Partner	Total
Partners’ Capital at December 31, 2004	$63,234,852	$1,318,412	$64,553,264
Net income	582,622	22,886	605,508
Redemption of 5,231.2307 Redeemable Units of Limited Partnership Interest	(7,419,395)	—	(7,419,395)
Partners’ Capital at December 31, 2005	56,398,079	1,341,298	57,739,377
Net income	1,529,678	37,371	1,567,049
Redemption of 4,399.7948 Redeemable Units of Limited Partnership Interest	(6,817,984)	—	(6,817,984)
Partners’ Capital at December 31, 2006	51,109,773	1,378,669	52,488,442
Net income	2,604,375	306,722	2,911,097
Sale 1,008.7668 Unit equivalents of General Partner Interest	—	1,441,407	1,441,407
Redemption of 5,971.8541 Redeemable Units of Limited Partnership Interest	(9,429,938)	—	(9,429,938)
Partners’ Capital at December 31, 2007	$44,284,210	$3,126,798	$47,411,008

Net Asset Value per Unit:

2005:	$1,516.77
2006:	$1,559.03
2007:	$1,651.70

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P. II
Statements of Cash Flows
for the years ended
December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities:
Net income	$2,911,097	$1,567,049	$605,508
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	16,740	1,672,127	7,977,886
Purchase of investment in Partnerships	(838,042)	(11,192,991)	(28,483,231)
Proceeds from sale of investment in Partnerships	8,992,858	3,873,265	3,661,327
Net unrealized (appreciation) depreciation on investment in Partnerships	(2,732,093)	(1,499,544)	(4,086,601)
(Increase) decrease in net unrealized appreciation on open futures contracts	147,866	48,685	1,491,017
(Increase) decrease in unrealized appreciation on open forward contracts	—	472,362	1,661,883
(Increase) decrease in interest receivable	19,146	21,896	9,439
Increase (decrease) in unrealized depreciation on open forward contracts	—	(308,472)	(1,507,368)
Accrued expenses:
Increase (decrease) in brokerage commissions	(24,332)	(33,915)	(28,639)
Increase (decrease) in management fees	(8,089)	(11,200)	(9,496)
Increase (decrease) in incentive fees	285,594	(497,394)	497,394
Increase (decrease) in professional fees	7,150	(19,448)	1,034
Increase (decrease) in other	3,856	(2,647)	(3,494)
Net cash provided by (used in) operating activities	8,781,751	(5,910,227)	(18,213,341)
Cash flows from financing activities:
Proceeds from additions – General Partner	1,441,407	—	—
Payments for redemptions – Limited Partners	(9,483,020)	(6,643,514)	(6,860,883)
Net cash provided by (used in) financing activities	(8,041,613)	(6,643,514)	(6,860,883)
Net change in unrestricted cash	740,138	(12,553,741)	(25,074,224)
Unrestricted cash, at beginning of year	15,351,983	27,905,724	52,979,948
Unrestricted cash, at end of year	$16,092,121	$15,351,983	$27,905,724
Non cash financing activities:
Contribution of open commodity futures and forward positions	$—	$—	$(1,298,142)
Distribution receivable	$63,832	$—	$—

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
December 31, 2007

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

Citigroup Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the ‘‘General Partner’’) of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc.

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The Partnership will be liquidated upon the first to occur of the following: December 31, 2014; the Net Asset Value per Redeemable Unit decreases to less than $400 per Redeemable Unit as of a close of any business day; or under certain other circumstances as defined in the Limited Partnership Agreement.

2.    Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) held by the Partnership/Funds are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the Statements of Financial Condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized values on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

The value of the Partnership’s investment in other partnerships reflects the Partnership’s proportional interest in other partnerships.

b.	The Partnership may purchase and write (sell) options. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Partnership purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. The Partnership did not directly hold any options as of December 31, 2007 and 2006.

c.	Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.

During the current year, the Partnership adopted FASB Intepretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’). FIN 48 provides guidance for how uncertain tax

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
December 31, 2007

positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the ‘‘more-likely-than-not’’ threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the year ended December 31, 2007 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2004.

d.	In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements.’’ This accounting standard establishes a single authoritative definition of fair value and sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. The Partnership adopted SFAS No. 157 on January 1, 2008 and the application of this standard did not impact the financial statements; however, additional disclosures will be required about the inputs used to develop the measurements.

e.	The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.    Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership.

b.	Management Agreements:

The General Partner, on behalf of the Partnership, has entered into management agreements (the ‘‘Management Agreement’’) with Graham Capital Management L.P. (‘‘Graham’’), Capital Fund Management SA (‘‘CFM’’), Campbell & Co., Inc. (‘‘Campbell’’) and Willowbridge Associates Inc. (‘‘Willowbridge’’) (collectively, the ‘‘Advisors’’), registered commodity trading advisors. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership. The Partnership will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees.

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

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
December 31, 2007

c.	Customer Agreement:

The Partnership has entered into a customer agreement (the ‘‘Customer Agreement’’) which provides that the Partnership will pay CGM a monthly brokerage fee equal to ½ of 1% (6% per year) of month-end Net Assets, in lieu of brokerage commissions on a per trade basis. CGM will pay a portion of brokerage fees to its financial consultants who have sold Redeemable Units in the Partnership. Month-end Net Assets, for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of accrued expenses and redemptions payable. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Partnership will pay for National Futures Association fees as well as exchange, clearing, user, give-up and floor brokerage fees. All of the Partnership’s assets are deposited in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2007 and 2006, the amount of cash held for margin requirements were $601,723 and $618,463, respectively. CGM has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the years ended December 31, 2007 and 2006, based on a monthly calculation, were $150,327 and $365,587, respectively.

5.	Investment in Partnerships

On January 1, 2005, the assets allocated to Campbell for trading were invested in the CMF Campbell Master Fund L.P. (‘‘Campbell Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 18,800.3931 units of Campbell Master with cash of $18,587,905 and a contribution of open commodity futures and forward positions with a fair value of $212,488. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using Campbell’s Financials, Metals and Energy Portfolio (‘‘FME’’), to invest together in one trading vehicle. The General Partner is also the general partner of Campbell Master. Individual and pooled accounts currently managed by Campbell, including the Partnership, are permitted to be a limited partner of Campbell Master. The General Partner and Campbell believe that trading through this structure should promote efficiency and economy in the trading process.

On July 1, 2005, the assets allocated to Willowbridge for trading were invested in the CMF Willowbridge Argo Master Fund L.P. (‘‘Willowbridge Master’’), a limited partnership organized under the partnership laws of the State of New York. The partnership purchased 10,980.9796 units of Willowbridge Master with cash of $9,895,326 and a contribution of open commodity futures and forward positions with a fair value of $1,085,654. Willowbridge Master was formed in order to permit commodity pools managed now or in the future by using Willowbridge’s Argo Trading Program, to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership are permitted to be a limited partner of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process.

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
December 31, 2007

On April 1, 2006, the assets allocated to Graham for trading were invested in the CMF Graham Capital Master Fund L.P. (‘‘Graham Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 11,192.9908 units of Graham Master with cash of $11,192,991. Graham Master was formed in order to permit commodity pools managed now or in the future by using Graham’s Multi-Trend Program at 125% Leverage, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be a limited partner of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.

As of December 31, 2007, the Partnership owned 5.8%, 3.9%, and 5.3%, of Campbell Master, Willowbridge Master, and Graham Master, respectively. As of December 31, 2006, the Partnership owned 5.1%, 5.7% and 4.6%, of Campbell Master, Willowbridge Master and Graham Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. Campbell, Willowbridge and Graham intend to continue to invest the assets allocated to each by the Partnership in Campbell Master, Willowbridge Master and Graham Master, respectively. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Campbell Master’s, Graham Master’s and Willowbridge Master’s (the ‘‘Funds’’) trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchange and foreign commodity exchanges. The Funds engage in such trading through a commodity brokerage account maintained with CGM.

A Limited Partner may withdraw all or part of its capital contribution and undistributed profits, if any, from the Funds in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the last day of a month after a request for redemption has been made to the General Partner at least 3 days in advance of month-end.

Management and incentive fees are not directly charged to the Master Funds. These fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master Funds. All other fees, including CGM’s direct brokerage commissions, are charged at the Partnership level.

Summarized information reflecting the Total Assets, Liabilities and Capital for the Funds are shown in the following tables.

	December 31, 2007
	Total Assets	Total Liabilities	Total Capital
Willowbridge Master	$213,552,209	$497,187	$213,055,022
Campbell Master	226,825,488	10,129,288	216,696,200
Graham Master	223,277,892	9,683,505	213,594,387
Total	$663,655,589	$20,309,980	$643,345,609

	December 31, 2006
	Total Assets	Total Liabilities	Total Capital
Willowbridge Master	$184,225,476	$657,346	$183,568,130
Campbell Master	338,859,002	11,768,612	327,090,390
Graham Master	229,982,015	3,308,499	226,673,516
Total	$753,066,493	$15,734,457	$737,332,036

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
December 31, 2007

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds are shown in the following tables.

Funds	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
For the year ended December 31, 2007
Willowbridge Master	17.57%	$8,331,766	$1,817,249	$20,176	$1,379	$1,795,694	Commodity Portfolio	Monthly
Campbell Master	26.60%	12,609,331	(942,615)	24,599	2,119	(969,333)	Financials Metals & Energy Portfolio	Monthly
Graham Master	23.83%	11,300,123	1,949,573	42,423	1,418	1,905,732	Commodity Portfolio	Monthly
Total		$32,241,220	$2,824,207	$87,198	$4,916	$2,732,093

Funds	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
For the year ended December 31, 2006
Willowbridge Master	20.06%	$10,531,694	$863,546	$41,782	$2,095	$819,669	Commodity Portfolio	Monthly
Campbell Master	31.73%	16,656,003	1,762,385	15,832	2,624	1,743,929	Financials Metals & Energy Portfolio	Monthly
Graham Master	20.08%	10,540,078	285,570	25,502	2,359	257,709	Commodity Portfolio	Monthly
Total		$37,727,775	$2,911,501	$83,116	$7,078	$2,821,307

6.	Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner; however, a Limited Partner may require the Partnership to redeem their Redeemable Units at their Net Asset Value as of the last day of any month on 10 days notice to the General Partner provided that no redemption may result in the Limited Partner holding fewer than 3 Redeemable Units after the redemption is effected. There is no fee charged to Limited Partners in connection with redemptions.

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
December 31, 2007

7.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Net realized and unrealized gains*	$118.43	$70.30	$60.57
Interest income	18.06	20.77	19.59
Expenses**	(43.82)	(48.81)	(54.28)
Increase for the year	92.67	42.26	25.88
Net Asset Value per Redeemable Unit, beginning of year	1,559.03	1,516.77	1,490.89
Net Asset Value per Redeemable Unit, end of year	$1,651.70	$1,559.03	$1,516.77

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

	2007	2006	2005
Ratios to average net assets:
Net investment loss***	(7.8)%	(7.7)%	(7.9)%
Operating expenses	8.9%	9.1%	9.3%
Incentive fees	0.6%	1.0%	1.6%
Total expenses	9.5%	10.1%	10.9%
Total return:
Total return before incentive fees	6.6%	3.9%	3.4%
Incentive fees	(0.7)%	(1.1)%	(1.7)%
Total return after incentive fees	5.9%	2.8%	1.7%

***	Interest income less total expenses (exclusive of incentive fees).

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

8.    Financial Instrument Risks:

In the normal course of its business, the Partnership directly, and through its investments in the Funds, are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
December 31, 2007

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

9.    Recent Accounting Pronouncement:

On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 161 and its impact on the financial statements has not yet been determined.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2007 and 2006 are summarized below:

	For the period from October 1, 2007 to December 31, 2007	For the period from July 1, 2007 to September 30, 2007	For the period from April 1, 2007 to June 30, 2007	For the period from January 1, 2007 to March 31, 2007
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$3,897,648	$(2,595,289)	$7,053,868	$(4,047,194)

Net income (loss)	$3,326,816	$(2,871,722)	$6,774,588	$(4,318,585)

Increase (decrease) in Net Asset Value per Redeemable Unit	$105.51	$(89.00)	$206.31	$(130.15)

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 to June 30, 2006	For the period from January 1, 2006 to March 31, 2006
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$2,342,530	$(2,928,470)	$1,949,415	$1,997,080

Net income (loss)	$2,063,223	$(3,223,332)	$1,420,211	$1,306,947

Increase (decrease) in Net Asset Value per Redeemable Unit	$59.51	$(89.07)	$37.15	$34.67

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

By: Jennifer Magro Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, CMF Campbell Master Fund L.P.
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Report of Independent Registered Public Accounting Firm

The Partners
CMF Campbell Master Fund L.P.:

We have audited the accompanying statements of financial condition of CMF Campbell Master Fund L.P. (the ‘‘Partnership’’), including the schedules of investments, as of December 31, 2007 and 2006, and the related statements of income and expenses, changes in partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Campbell Master Fund L.P. as of December 31, 2007 and 2006, and the results of its operations, changes in partners’ capital, and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

New York, New York
March 24, 2008

CMF Campbell Master Fund L.P.
Statements of Financial Condition
December 31, 2007 and 2006

	2007	2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $17,299,861 and $44,317,594 in 2007 and 2006, respectively) (Note 3c)	$219,631,424	$308,294,750
Net unrealized appreciation on open futures positions	1,316,942	8,775,240
Unrealized appreciation on open forward contracts	5,178,307	20,584,058
Commodity options owned, at fair value (cost $269,832 and $164,395 in 2007 and 2006, respectively)	263,000	210,824
	226,389,673	337,864,872
Interest receivable	435,815	994,130
	$226,825,488	$338,859,002

Liabilities and Partners’ Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$7,684,822	$10,679,753
Commodity options written, at fair value (premium $153,329 and $97,503 in 2007 and 2006, respectively)	110,504	83,396
Accrued expenses:
Professional fees	22,189	11,333
Redemption payable (Note 5)	1,875,958	—
Distribution payable (Note 5)	435,815	994,130
	10,129,288	11,768,612

Partners’ Capital:
Limited Partners’ Capital, 197,763.9128 and 268,161.6187 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	216,696,200	327,090,390
	$226,825,488	$338,859,002

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.
Schedule of Investments
December 31, 2007

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	$504,120	0.23%
Interest Rates Non-U.S.	111,291	0.05
Interest Rates U.S.	380,506	0.18
Indices	698,091	0.32
Metals	215,440	0.10
Total futures contracts purchased	1,909,448	0.88

Futures Contracts Sold

Energy	(391,048)	(0.18)
Interest Rates Non-U.S.	(159,023)	(0.07)
Interest Rates U.S.	(3,078)	(0.00)*
Indices	(39,357)	(0.02)
Total futures contracts sold	(592,506)	(0.27)

Unrealized Appreciation on Forward Contracts

Currencies	5,081,872	2.35
Metals	96,435	0.04
Total unrealized appreciation on forward contracts	5,178,307	2.39

Unrealized Depreciation on Forward Contracts

Currencies	(7,615,465)	(3.52)
Metals	(69,357)	(0.03)
Total unrealized depreciation on forward contracts	(7,684,822)	(3.55)

Options Owned

Energy	263,000	0.12

Options Written

Energy	(110,504)	(0.05)
Total fair value	$(1,037,077)	(0.48)%
*	Due to rounding

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

CMF Campbell Master Fund L.P.
Statements of Income and Expenses
for the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed positions and foreign currencies	$(7,020,650)	$(8,703,477)	$53,405,733
Change in net unrealized gains (losses) on open positions	(19,893,661)	29,791,293	(13,918,072)
	(26,914,311)	21,087,816	39,487,661
Interest income	9,721,573	12,424,375	6,863,937
	(17,192,738)	33,512,191	46,351,598
Expenses:
Clearing fees	436,254	318,206	485,726
Professional fees	38,051	52,325	54,450
	474,305	370,531	540,176
Net income (loss)	$(17,667,043)	$33,141,660	$45,811,422
Net income (loss) per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$(82.98)	$123.70	$163.17

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended December 31, 2007, 2006 and 2005

Partners’ Capital
Initial capital contribution from Limited Partners at January 1, 2005 representing 283,959.2998 Units	$283,959,300
Net income	45,811,422
Sale of 78,580.3523 Redeemable Units of Limited Partnership Interest	83,741,000
Redemption of 75,937.9320 Redeemable Units of Limited Partnership Interest	(80,257,012)
Distribution of interest income to feeder funds	(6,863,937)
Partners’ Capital at December 31, 2005	326,390,773
Net income	33,141,660
Sale of 43,164.5073 Redeemable Units of Limited Partnership Interest	50,450,807
Redemption of 61,604.6087 Redeemable Units of Limited Partnership Interest	(70,468,475)
Distribution of interest income to feeder funds	(12,424,375)
Partners’ Capital at December 31, 2006	327,090,390
Net loss	(17,667,043)
Sale of 6,744.0375 Redeemable Units of Limited Partnership Interest	7,969,328
Redemption of 77,141.7434 Redeemable Units of Limited Partnership Interest	(90,974,902)
Distribution of interest income to feeder funds	(9,721,573)
Partners’ Capital at December 31, 2007	$216,696,200
Net Asset Value per Redeemable Unit of Limited Partnership Interest:

2005:	$1,138.83
2006:	$1,219.75
2007:	$1,095.73

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.
Statements of Cash Flows
for the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(17,667,043)	$33,141,660	$45,811,422
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	27,017,733	(1,841,401)	(42,476,193)
(Increase) decrease in net unrealized appreciation on open futures positions	7,458,298	(8,775,240)	4,370,478
(Increase) decrease in unrealized appreciation on open forward contracts	15,405,751	(11,480,970)	7,141,687
(Increase) decrease in options owned, at fair value	(52,176)	(210,824)	—
(Increase) decrease in interest receivable	558,315	(214,364)	(779,766)
Increase (decrease) in net unrealized depreciation on open futures positions	—	(607,801)	607,801
Increase (decrease) in unrealized depreciation on open forward contracts	(2,994,931)	(8,866,746)	1,798,105
Increase (decrease) in options written, at fair value	27,108	83,396	—
Accrued expenses:
Increase (decrease) in professional fees	10,856	(30,142)	41,475
Net cash provided by (used in) operating activities	29,763,911	1,197,568	16,515,009

Cash flows from financing activities:
Proceeds from additions – Limited Partners	7,969,328	50,450,807	364,833,441
Payments for redemptions – Limited Partners	(89,098,944)	(70,468,475)	(80,257,012)
Distribution of interest income to feeder funds	(10,279,888)	(12,210,011)	(6,084,171)
Net cash provided by (used in) financing activities	(91,409,504)	(32,227,679)	278,492,258

Net change in unrestricted cash	(61,645,593)	(31,030,111)	295,007,267
Unrestricted cash, at beginning of year	263,977,156	295,007,267	—
Unrestricted cash, at end of year	$202,331,563	$263,977,156	$295,007,267
Non cash financing activities:
Contribution of open commodity futures and forwards positions	$—	$—	$2,866,859
Redemption	$1,875,958	$—	$—

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.

Notes to Financial Statements
December 31, 2007

1.    Partnership Organization:

CMF Campbell Master Fund L.P. (the ‘‘Master’’) is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of redeemable units of Limited Partnership Interest (‘‘Redeemable Units’’).

On January 1, 2005, (date Master commenced trading operations), Smith Barney Potomac Futures Fund L.P. (‘‘Potomac’’) allocated substantially all its capital and Smith Barney Diversified Futures Fund L.P. (‘‘Diversified’’), Smith Barney Diversified Futures Fund L.P. II (‘‘Diversified II’’), Smith Barney Global Markets Futures Fund L.P. (‘‘Global Markets’’), Salomon Smith Barney Global Diversified Futures Fund L.P. (‘‘Global Diversified’’) and Salomon Smith Barney Diversified 2000 Futures Fund L.P. (‘‘Diversified 2000’’) allocated a portion of their capital to the Master. Potomac purchased 173,788.6446 Units of the Master with cash equal to $172,205,653 and a contribution of open commodity futures and forwards positions with a fair value of $1,582,922, Diversified purchased 19,621.1422 Units of the Master with cash equal to $19,428,630 and a contribution of open commodity futures and forwards positions with a fair value of $192,512, Diversified II purchased 18,800.3931 Units of the Master with cash equal to $18,587,905 and a contribution of open commodity futures and forwards positions with a fair value of $212,488, Global Markets purchased 2,858.0358 Units of the Master with cash equal to $2,759,784 and a contribution of open commodity futures and forwards positions with a fair value of $98,252 Global Diversified purchased 17,534.8936 Units of the Master with cash equal to $17,341,826 and a contribution of open commodity futures and forwards positions with a fair value of $193,067 and Diversified 2000 purchased 51,356.1905 Units of the Master with cash equal to $50,768,573 and a contribution of open commodity futures and forwards positions with a fair value of $587,618. On December 31, 2007, Global Markets redeemed its entire investment of 0.9% in the Master. This amounted to 1,712.0595 units totaling $1,880,624, which includes interest of $4,666 that is included as part of distribution payable in the Statements of Financial Condition. The Master was formed to permit commodity pools managed now and in the future by Campbell and Company Inc. (the ‘‘Advisor’’), using the FME Large Portfolio Program, the Advisor’s Proprietary trading program, to invest together in one trading vehicle.

The Master operates under a structure where its investors consist of Potomac, Diversified, Diversified II, Global Diversified and Diversified 2000 (each a ‘‘Feeder’’, collectively the ‘‘Funds’’) with 72.0%, 5.1%, 5.8%, 4.9%, and 12.2% investments in the Master at December 31, 2007, respectively. Potomac, Diversified, Diversified II, Global Markets, Global Diversified and Diversified 2000 owned 74.0%, 4.4%, 5.1%, 0.9%, 4.3%, and 11.3% investments in the Master at December 31, 2006, respectively.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the ‘‘General Partner’’) of the Master. The Master’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly-owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. As of December 31, 2007, all trading decisions for the Master are made by the Advisor.

2.    Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the Statements of Financial Condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests in the Statements of Income and Expenses.

CMF Campbell Master Fund L.P.

Notes to Financial Statements
December 31, 2007

b.	All of the income and expenses and unrealized gains and losses on trading of commodity interests are determined on each valuation day and are allocated pro rata among the Funds at the time of such determination.

c.	Income taxes have not been provided as each Partner is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

During the current year, the Partnership adopted FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the ‘‘more-likely-than-not’’ threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the year ended December 31, 2007 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2004.

d.	In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements.’’ This accounting standard establishes a single authoritative definition of fair value and sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. The Partnership adopted SFAS No. 157 on January 1, 2008 and the application of this standard did not impact the financial statements; however, additional disclosures will be required about the inputs used to develop the measurements.

e.	The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.    Agreements:

a.	Limited Partnership Agreement:

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

CMF Campbell Master Fund L.P.

Notes to Financial Statements
December 31, 2007

c.	Customer Agreement:

The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2007 and 2006, the amount of cash held by the Master for margin requirements was $17,299,861 and $44,317,594, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair value during the years ended December 31, 2007 and 2006, based on a monthly calculation, was $7,515,114 and $3,493,466, respectively.

5.    Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A Limited Partner may require the Partnership to redeem their Redeemable Units at their Net Asset Value as of the end of any day. The General Partner at its sole discretion, may permit redemptions more frequently than monthly, there is no fee charged in connection with redemptions.

CMF Campbell Master Fund L.P.

Notes to Financial Statements
December 31, 2007

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Net realized and unrealized gains (losses)*	$(123.87)	$81.10	$139.02
Interest income	41.04	42.78	24.34
Expenses**	(0.15)	(0.18)	(0.19)
Increase (decrease) for the year	(82.98)	123.70	163.17
Distribution of interest income to feeder funds	(41.04)	(42.78)	(24.34)
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of year	1,219.75	1,138.83	1,000.00
Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of year	$1,095.73	$1,219.75	$1,138.83

*	Includes clearing fees

**	Excludes clearing fees

Ratios to average net assets:
Net investment income***	3.3%	3.6%	2.2%
Operating expenses	0.2%	0.1%	0.2%
Total return	(6.8)%	10.9%	16.3%

***	Interest income less total expenses

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

CMF Campbell Master Fund L.P.

Notes to Financial Statements
December 31, 2007

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

8.    Recent Accounting Pronouncement:

On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 161 and its impact on the financial statements has not yet been determined.

Selected unaudited quarterly financial data for Campbell Master for the years ended December 31, 2007 and 2006 are summarized below:

	For the period from October 1, 2007 to December 31, 2007	For the period from July 1, 2007 to September 30, 2007	For the period from April 1, 2007 to June 30, 2007	For the period from January 1, 2007 to March 31, 2007
Net realized and unrealized trading gains (losses) net of brokerage commissions plus clearing fees including interest income	$(1,543,815)	$(42,641,288)	$41,745,049	$(15,188,938)

Net income (loss)	$(1,548,757)	$(42,653,118)	$41,733,260	$(15,198,428)

Increase (decrease) in Net Asset Value per Redeemable Unit	$(9.68)	$(184.66)	$171.71	$(60.35)

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 to June 30, 2006	For the period from January 1, 2006 to March 31, 2006
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$34,646,654	$(6,530,578)	$(18,080,991)	$23,158,900
Net income (loss)	$34,612,673	$(6,536,759)	$(18,087,106)	$23,152,852
Increase (decrease) in Net Asset Value per Redeemable Unit	$127.37	$(22.81)	$(59.66)	$78.80

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

By: Jennifer Magro Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, CMF Willowbridge Argo Master Fund L.P.
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Report of Independent Registered Public Accounting Firm

The Partners
CMF Willowbridge Argo Master Fund L.P.:

We have audited the accompanying statements of financial condition of CMF Willowbridge Argo Master Fund L.P. (the ‘‘Partnership’’), including the schedules of investments, as of December 31, 2007 and 2006, and the related statements of income and expenses, changes in partners’ capital, and cash flows for each of the years in the two-year period ended December 31, 2007 and for the period July 1, 2005 (commencement of trading operations) to December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Willowbridge Argo Master Fund L.P. as of December 31, 2007 and 2006, and the results of its operations, changes in partners’ capital, and its cash flows for each of the years in the two-year period ended December 31, 2007 and for the period July 1, 2005 to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

New York, New York
March 24, 2008

CMF Willowbridge Argo Master Fund L.P.
Statements of Financial Condition
December 31, 2007 and 2006

	2007	2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $14,736,861 and $30,767,776 in 2007 and 2006, respectively) (Note 3c)	$202,920,232	$172,550,382
Net unrealized appreciation on open futures contracts	10,159,667	11,034,683
	213,079,899	183,585,065

Interest receivable	472,310	640,411
	$213,552,209	$184,225,476

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Professional fees	$24,877	$16,935
Distribution payable (Note 5)	472,310	640,411
	497,187	657,346

Partners’ Capital:
Limited Partners’ Capital, 151,669.7533 and 167,708.5349 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	213,055,022	183,568,130
	$213,552,209	$184,225,476

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Schedule of Investments
December 31, 2007

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	$(660,785)	(0.31)%
Energy	3,295,752	1.55
Grains	6,206,586	2.91
Interest Rates U.S.	999,269	0.47
Interest Rates Non-U.S.	309,793	0.14
Metals	63,190	0.03
Softs	359,678	0.17
Total futures contracts purchased	10,573,483	4.96

Futures Contracts Sold
Currencies	(17,588)	(0.01)
Energy	(278,590)	(0.13)
Interest Rates Non-U.S.	(170,173)	(0.08)
Livestock	79,810	0.04
Metals	(27,275)	(0.01)
Total futures contracts sold	(413,816)	(0.19)
Total fair value	$10,159,667	4.77%

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
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

CMF Willowbridge Argo Master Fund L.P.
Statements of Income and Expenses
for the years ended December 31, 2007 and 2006 and the period from July 1, 2005
(commencement of trading operations)
to December 31, 2005

	2007	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains on closed positions and foreign currencies	$45,753,249	$7,356,887	$13,894,169
Change in net unrealized gains (losses) on open positions	(875,016)	199,393	(5,407,459)
	44,878,233	7,556,280	8,486,710
Interest income	6,365,854	6,973,475	2,289,314
	51,244,087	14,529,755	10,776,024
Expenses:
Clearing fees	437,674	686,498	340,941
Professional fees	29,863	34,341	30,334
	467,537	720,839	371,275
Net income	$50,776,550	$13,808,916	$10,404,749
Net income per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$352.58	$83.95	$66.81

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended December 31, 2007 and 2006 and the period from July 1, 2005
(commencement of trading operations)
to December 31, 2005

Partners’ Capital
Initial capital contribution from Limited Partners at July 1, 2005 representing 159,565.2554 Redeemable Units of Limited Partnership Interest	$159,565,255
Net income	10,404,749
Sale of 17,026.7433 Redeemable Units of Limited Partnership Interest	18,543,000
Redemption of 15,382.5938 Redeemable Units of Limited Partnership Interest	(16,541,639)
Distribution of interest income to feeder funds	(2,289,314)
Partners’ Capital at December 31, 2005	169,682,051
Net income	13,808,916
Sale of 28,094.8487 Redeemable Units of Limited Partnership Interest	30,189,283
Redemption of 21,595.7187 Redeemable Units of Limited Partnership Interest	(23,138,645)
Distribution of interest income to feeder funds	(6,973,475)
Partners’ Capital at December 31, 2006	183,568,130
Net income	50,776,550
Sale of 27,402.5153 Redeemable Units of Limited Partnership Interest	30,563,510
Redemption of 43,441.2969 Redeemable Units of Limited Partnership Interest	(45,487,314)
Distribution of interest income to feeder funds	(6,365,854)
Partners’ Capital at December 31, 2007	$213,055,022
Net Asset Value per Redeemable Unit of Limited Partnership Interest:

2005:	$1,052.56
2006:	$1,094.57
2007:	$1,404.73

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Statements of Cash Flows
for the years ended December 31, 2007 and 2006 and the period from July 1, 2005
(commencement of trading operations) to
December 31, 2005

	2007	2006	2005
Cash flows from operating activities:
Net income	$50,776,550	$13,808,916	$10,404,749
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	16,030,915	(8,435,579)	(22,332,197)
(Increase) decrease in net unrealized appreciation on open futures contracts	875,016	(199,393)	5,407,459
(Increase) decrease in interest receivable	168,101	(195,768)	(444,643)
Accrued expenses:
Increase (decrease) in professional fees	7,942	(13,399)	30,334
Net cash provided by (used in) operating activities	67,858,524	4,964,777	(6,934,298)

Cash flows from financing activities:
Proceeds from additions – Limited Partners	30,563,510	30,189,283	161,865,506
Payments for redemptions – Limited Partners	(45,487,314)	(23,138,645)	(16,541,639)
Distribution of interest income to feeder funds	(6,533,955)	(6,777,707)	(1,844,671)
Net cash provided by (used in) financing activities	(21,457,759)	272,931	143,479,196

Net change in unrestricted cash	46,400,765	5,237,708	136,544,898
Unrestricted cash, at beginning of period	141,782,606	136,544,898	—
Unrestricted cash, at end of period	$188,183,371	$141,782,606	$136,544,898
Non cash financing activities:
Contribution of open commodity futures and forwards positions	$—	$—	$16,242,749

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Notes to Financial Statements
December 31, 2007

1.    Partnership Organization:

CMF Willowbridge Argo Master Fund L.P. (the ‘‘Master’’) is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of redeemable units (‘‘Redeemable Units’’) of Limited Partnership Interest.

On July 1, 2005, (commencement of trading operations), Smith Barney Diversified Futures Fund L.P. (‘‘Diversified’’), Smith Barney Diversified Futures Fund L.P. II (‘‘Diversified II’’), Salomon Smith Barney Orion Futures Fund L.P. (‘‘Orion’’), CMF Institutional Futures Portfolio L.P. (‘‘CMF Institutional’’) and Citigroup Diversified Futures Fund L.P. (‘‘Citigroup Diversified’’) allocated a portion of their capital to the Master. Diversified purchased 12,259.3490 Redeemable Units of the Master with cash of $11,118,119 and a contribution of open commodity futures and forwards positions with a fair value of $1,141,230, Diversified II purchased 10,980.9796 Redeemable Units of the Master with cash of $9,895,326 and a contribution of open commodity futures and forwards positions of $1,085,654, Orion purchased 33,529.1186 Redeemable Units of the Master with cash of $29,866,194 and a contribution of open commodity futures and forwards positions with a fair value of $3,662,925, CMF Institutional invested $7,000,000 of its’ initial capital and purchased 7,000.0000 Redeemable Units of the Master with cash of 16,242,748 and Citigroup Diversified purchased 95,795.8082 Redeemable Units of the Master with cash of $85,442,868 and a contribution of open commodity futures and forwards positions with a fair value of $10,352,940. The Master was formed to permit commodity pools managed now and in the future by Willowbridge Associates Inc. (the ‘‘Advisor’’) using the Argo Program, the Advisor’s proprietary trading program, to invest together in one trading vehicle.

The Master operates under a structure where its investors consist of Diversified, Diversified II, Orion, Citigroup Diversified and CMF Institutional (each a ‘‘Feeder’’, collectively the ‘‘Funds’’) with 4.3%, 3.9%, 42.5%, 44.3% and 5.0% ownership interest of the Master at December 31, 2007, respectively and with 6.5%, 5.7%, 33.9% 50.2% and 3.7% ownership interest in the Master at December 31, 2006, respectively.

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

2.    Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the Statements of Financial Condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain open contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests in the Statements of Income and Expenses.

b.	All of the income and expenses and unrealized gains and losses on trading of commodity interests are determined on each valuation day and are allocated pro rata among the Funds at the time of such determination.

CMF Willowbridge Argo Master Fund L.P.
Notes to Financial Statements
December 31, 2007

c.	Income taxes have not been provided as each Partner is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

During the current year, the Partnership adopted FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the ‘‘more-likely-than-not’’ threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the year ended December 31, 2007 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States - 2004.

d.	In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements.’’ This accounting standard establishes a single authoritative definition of fair value and sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. The Partnership adopted SFAS No. 157 as of January 1, 2008 and the application of this standard did not impact the financial statements; however, additional disclosures will be required about the inputs used to develop the measurements.

e.	The preparation of financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and accompanying notes and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.    Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Master including selecting one or more advisors to make trading decisions for the Master.

b.	Management Agreement:

The General Partner, on behalf of the Master, has entered into a management agreement (the ‘‘Management Agreement’’) with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Partnership. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement are borne by the Funds.

c.	Customer Agreement:

The Master has entered into a customer agreement (the ‘‘Customer Agreement’’) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing,

CMF Willowbridge Argo Master Fund L.P.
Notes to Financial Statements
December 31, 2007

user, give-up, floor brokerage and National Futures Association fees are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2007 and 2006, the amount of cash held by the Master for margin requirements were $14,736,861 and $30,767,776, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average monthly fair value for the years ended December 31, 2007 and 2006 were $11,939,322 and $14,580,745, respectively.

5.    Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A Limited Partner may require the Partnership to redeem their Redeemable Units at their Net Asset Value as of the end of any day. The General Partner at its sole discretion, may permit redemptions more frequently than monthly, there is no fee charged in connection with redemptions.

CMF Willowbridge Argo Master Fund L.P.
Notes to Financial Statements
December 31, 2007

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2007 and 2006 and the period July 1, 2005 (commencement of trading operations) to December 31, 2005 were as follows:

	2007	2006	2005
Net realized and change in unrealized gains*	$310.35	$42.22	$52.75
Interest income	42.42	41.94	14.25
Expenses**	(0.19)	(0.21)	(0.19)
Increase for the period	352.58	83.95	66.81
Distribution of interest income to feeder funds	(42.42)	(41.94)	(14.25)
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of period	1,094.57	1,052.56	1,000.00
Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of period	$1,404.73	$1,094.57	$1,052.56

*	Includes clearing fees

**	Excludes clearing fees

Ratios to Average Net Assets:
Net investment income****	3.5%	3.6%	2.0	%***
Operating expenses	0.3%	0.4%	0.4	%***
Total return	32.2%	8.0%	6.7%

***	Annualized

****	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

CMF Willowbridge Argo Master Fund L.P.
Notes to Financial Statements
December 31, 2007

7.    Financial Instrument Risks:

In the normal course of its business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange-traded instruments are standardized and include futures and certain options contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

The General Partner monitors and controls the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master is subject. These monitoring systems allow the General Partner to analyze statistically actual trading results with risk- adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

8.    Recent Accounting Pronouncement:

On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 161 and its impact on the financial statements has not yet been determined.

Selected unaudited quarterly financial data for Willowbridge Master for the periods ended December 31, 2007 and 2006 are summarized below.

	For the period from October 1, 2007 to December 31, 2007	For the period from July 1, 2007 to September 30, 2007	For the period from April 1, 2007 to June 30, 2007	For the period from January 1, 2007 to March 31, 2007
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$46,270,390	$(6,130,894)	$40,955,768	$(30,288,851)
Net income (loss)	$46,266,008	$(6,138,210)	$40,946,666	$(30,297,914)
Increase (decrease) in Net Asset Value per Redeemable Unit	$310.58	$(42.99)	$280.04	$(195.05)

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 to June 30, 2006	For the period from January 1, 2006 to March 31, 2006
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$4,194,995	$(4,793,008)	$31,207,878	$(16,766,608)
Net income (loss)	$4,186,340	$(4,801,665)	$31,199,317	$(16,775,076)
Increase (decrease) in Net Asset Value per Redeemable Unit	$24.45	$(31.09)	$194.73	$(104.14)

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

By: Jennifer Magro Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, CMF Graham Capital Master Fund L.P.
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Report of Independent Registered Public Accounting Firm

The Partners
CMF Graham Capital Master Fund L.P.:

We have audited the accompanying statements of financial condition of CMF Graham Capital Master Fund L.P. (the ‘‘Partnership’’), including the schedules of investments, as of December 31, 2007 and 2006, and the related statements of income and expenses, changes in partners’ capital, and cash flows for the year ended December 31, 2007 and for the period April 1, 2006 (commencement of trading operations) to December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Graham Capital Master Fund L.P. as of December 31, 2007 and 2006, and the results of its operations, changes in partners’ capital, and its cash flows for the year ended December 31, 2007 and for the period April 1, 2006 to December 31, 2006, in conformity with U.S. generally accepted accounting principles.

New York, New York
March 24, 2008

CMF Graham Capital Master Fund L.P.
Statements of Financial Condition
December 31, 2007 and 2006

	2007	2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $24,672,137 and $50,059,681 in 2007 and 2006, respectively) (Note 3c)	$215,782,212	$219,754,941
Net unrealized appreciation on open futures contracts	278,888	3,678,200
Unrealized appreciation on open forward contracts	6,792,116	5,812,534
	222,853,216	229,245,675
Interest receivable	424,676	736,340
	$223,277,892	$229,982,015

Liabilities and Partners’ Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$7,439,350	$2,555,481
Accrued expenses:
Professional fees	24,122	16,678
Distribution payable (Note 5)	424,676	736,340
Redemptions Payable (Note 5)	1,795,357	—
	9,683,505	3,308,499

Partners’ Capital:
Limited Partners’ Capital, 186,334.8221 and 227,674.0725 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	213,594,387	226,673,516
	$223,277,892	$229,982,015

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Schedule of Investments
December 31, 2007

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	$184,162	0.09%
Grains	219,977	0.10
Indices	8,906	0.00 *
Interest Rates U.S.	(2,712)	(0.00)*
Interest Rates Non-U.S.	98,371	0.05
Metals	68,690	0.03
Softs	(18,009)	(0.01)
Total futures contracts purchased	559,385	0.26
Futures Contracts Sold
Energy	(76,360)	(0.04)
Indices	31,940	0.02
Interest Rates U.S.	(67,681)	(0.03)
Interest Rates Non-U.S.	(163,383)	(0.08)
Livestock	11,482	0.01
Softs	(16,495)	(0.01)
Total futures contracts sold	(280,497)	(0.13)
Unrealized Appreciation on Open Forward Contracts
Currencies	6,327,560	2.96
Metals	464,556	0.22
Total unrealized appreciation on open forward contracts	6,792,116	3.18
Unrealized Depreciation on Open Forward Contracts
Currencies	(6,976,160)	(3.26)
Metals	(463,190)	(0.22)
Total unrealized depreciation on open forward contracts	(7,439,350)	(3.48)
Total fair value	$(368,346)	(0.17)%

* Due to rounding.

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Schedule of Investments
December 31, 2006

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Grains	$34,445	0.02%
Indices	1,926,352	0.85
Interest Rates U.S.	(722,446)	(0.32)
Interest Rates Non-U.S.	(372,521)	(0.16)
Metals	8,100	0.00 *
Softs	91,256	0.04
Total futures contracts purchased	965,186	0.43
Futures Contracts Sold
Energy	584,478	0.26
Indices	(368,680)	(0.16)
Interest Rates U.S.	9,990	0.00 *
Interest Rates Non-U.S.	2,686,771	1.19
Softs	(199,545)	(0.09)
Total futures contracts sold	2,713,014	1.20
Unrealized Appreciation on Open Forward Contracts
Currencies	5,782,021	2.55
Metals	30,513	0.01
Total unrealized appreciation on open forward contracts	5,812,534	2.56
Unrealized Depreciation on Open Forward Contracts
Currencies	(2,422,725)	(1.07)
Metals	(132,756)	(0.06)
Total unrealized depreciation on open forward contracts	(2,555,481)	(1.13)
Total fair value	$6,935,253	3.06%

* Due to rounding

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Statements of Income and Expenses
for the year ended December 31, 2007 and for the period from April 1, 2006
(commencement of trading operations)
to December 31, 2006

	2007	2006
Income:
Net gains (loss) on trading of commodity interests:
Net realized gains (losses) on closed positions and foreign currencies	$37,612,230	$(10,694,864)
Change in net unrealized gains (losses) on open positions	(7,303,599)	6,935,253
	30,308,631	(3,759,611)
Interest income	7,463,020	5,820,992
	37,771,651	2,061,381
Expenses:
Clearing fees	857,460	473,603
Professional fees	29,466	39,606
	886,926	513,209
Net income	$36,884,725	$1,548,172
Net income per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$187.22	$24.48

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Statements of Changes in Partners’ Capital
for the year ended December 31, 2007 and for the period from April 1, 2006
(commencement of trading operations)
to December 31, 2006

Limited Partners’ Capital
Initial capital contribution from Limited Partners at April 1, 2006 representing 70,241.9393 Units of Limited Partnership Interest	$70,241,939
Net income	1,548,172
Sale of 196,199.4379 Redeemable Units of Limited Partnership Interest	198,904,711
Redemption of 38,767.3047 Redeemable Units of Limited Partnership Interest	(38,200,314)
Distribution of interest income to feeder funds	(5,820,992)
Partners’ Capital at December 31, 2006	226,673,516
Net income	36,884,725
Sale of 20,875.4865 Redeemable Units of Limited Partnership Interest	21,067,811
Redemption of 62,214.7369 Redeemable Units of Limited Partnership Interest	(63,568,645)
Distribution of interest income to feeder funds	(7,463,020)
Partners’ Capital at December 31, 2007	$213,594,387

Net Asset Value per Redeemable Unit of Limited Partnership Interest:
2006:	$995.61
2007:	$1,146.29

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Statements of Cash Flows
for the year ended December 31, 2007 and for the period from April 1, 2006
(commencement of trading operations)
to December 31, 2006

	2007	2006
Cash flows from operating activities:
Net income	$36,884,725	$1,548,172
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	25,387,544	(50,059,681)
(Increase) decrease in net unrealized appreciation on open futures positions	3,399,312	(3,678,200)
(Increase) decrease in unrealized appreciation on open forward contracts	(979,582)	(5,812,534)
(Increase) decrease in interest receivable	311,664	(736,340)
Increase (decrease) in unrealized depreciation on open forward contracts	4,883,869	2,555,481
Accrued expenses:
Increase (decrease) in professional fees	7,444	16,678
Net cash provided by (used in) operating activities	69,894,976	(56,166,424)
Cash flows from financing activities:
Proceeds from additions	21,067,811	269,146,650
Payments for redemptions	(61,773,288)	(38,200,314)
Distribution of interest income to feeder funds	(7,774,684)	(5,084,652)
Net cash provided by (used in) financing activities	(48,480,161)	225,861,684
Net change in unrestricted cash	21,414,815	169,695,260
Unrestricted cash, at beginning of period	169,695,260	—
Unrestricted cash, at end of period	$191,110,075	$169,695,260
Non-cash financing activities:
Increase in redemption payable	$1,795,357	$—

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.

Notes to Financial Statements
December 31, 2007

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

On April 1, 2006 (commencement of trading operations), Salomon Smith Barney Diversified 2000 Futures Fund L.P. (‘‘Diversified 2000’’), Smith Barney Global Markets Futures Fund (‘‘Global Markets’’), Smith Barney Diversified Futures Fund L.P. (‘‘Diversified I’’) and Smith Barney Diversified Futures Fund L.P. II (‘‘Diversified II’’) allocated a portion of its capital to the Master. Diversified 2000 purchased 41,952.2380 Units of the Master with cash equal to $41,952,238. Global Markets purchased 2,355.5550 Units of the Master with cash equal to $2,355,555. Diversified I purchased 14,741.1555 Units of the Master with cash equal to $14,741,156. Diversified II purchased 11,192.9908 Units of the Master with cash equal to $11,192,991. On May 1, 2006, Alera Portfolios SPC. (‘‘Alera SPC’’) allocated a portion of its capital to the Master and purchased 4,592.0784 Units with cash equal to $4,801,938. On June 1, 2006, Citigroup Fairfield Futures Fund L.P. II (‘‘Fairfield II’’) allocated substantially all of its capital and Citigroup Diversified Futures Fund L.P. (‘‘Citigroup Diversified’’) allocated a portion of its capital to the Master. Fairfield II purchased 74,569.3761 Units of the Master with cash equal to $75,688,021. Citigroup Diversified purchased 101,486.0491 Units of the Master with cash equal to $103,008,482. As of March 31, 2007, Alera SPC fully redeemed its investment of 1,805.5482 Units of the Master with a fair value of $1,661,443, which includes interest income of $7,289. As of December 31, 2007, Global Markets fully redeemed its investment of 1,566.2278 Units of the Master with a fair value of $1,799,772, which includes interest income of $4,415 that is included as part of distribution payable in the Statements of Financial Condition. The Master was formed to permit commodity pools managed now or in the future by Graham Capital Management, L.P. (the ‘‘Advisor’’) using the Multi-Trend Program at 125% Leverage, the Advisor’s proprietary trading program, to invest together in one vehicle.

The Master operates under a structure where its investors consist of Diversified 2000, Diversified I, Diversified II, Fairfield II and Citigroup Diversified (each a ‘‘Feeder’’, collectively the ‘‘Funds’’) with 14.2%, 5.5%, 5.3%, 32.5% and 42.5% investments in the Master at December 31, 2007, respectively. Diversified 2000, Global Markets, Diversified I, Diversified II, Alera SPC, Fairfield II and Citigroup Diversified owned 15.6%, 1.0%, 5.8%, 4.6%, 0.8%, 30.1% and 42.1% investments in the Master at December 31, 2006, respectively.

Citigroup Managed Futures LLC, acts as the general partner (the ‘‘General Partner’’) of the Master. The Master’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly-owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. As of December 31, 2007, all trading decisions for the Master are made by the Advisor.

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

CMF Graham Capital Master Fund L.P.

Notes to Financial Statements
December 31, 2007

b.	All of the income and expenses and unrealized gains and losses on trading of commodity interests are determined on each valuation day and are allocated pro rata among the Funds at the time of such determination.

c.	Income taxes have not been provided as each Partner is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

During the current year, the Partnership adopted FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the ‘‘more-likely-than-not’’ threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the year ended December 31, 2007 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2004.

d.	In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements.’’ This accounting standard establishes a single authoritative definition of fair value and sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. The Partnership adopted SFAS No. 157 on January 1, 2008 and the application of this standard did not impact the financial statements; however, additional disclosures will be required about the inputs used to develop the measurements.

e.	The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.    Agreements:

a.	Limited Partnership Agreement:

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

CMF Graham Capital Master Fund L.P.

Notes to Financial Statements
December 31, 2007

c.	Customer Agreement:

The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2007 and 2006, the amount of cash held by the Master for margin requirements was $24,672,137 and $50,059,681, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair value during the year or period ended December 31, 2007 and 2006 based on a monthly calculation, was $4,235,297 and $1,197,907, respectively.

5.    Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A Limited Partner may require the Master to redeem its Redeemable Units at their Net Asset Value as of the end of any day. The General Partner at its sole discretion, may permit redemptions more frequently than monthly. There is no fee charged in connection with redemptions.

CMF Graham Capital Master Fund L.P.

Notes to Financial Statements
December 31, 2007

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Partnership Interest for the year ended December 31, 2007 and the period from April 1, 2006 (commencement of trading operations) to December 31, 2006 were as follows:

	2007	2006
Net realized and unrealized gains (losses)*	$150.83	$(4.18)
Interest income	36.54	28.87
Expenses**	(0.15)	(0.21)
Increase for the period	187.22	24.48
Distribution of interest income to feeder funds	(36.54)	(28.87)
Net Asset Value per Redeemable Unit, beginning of period	995.61	1,000.00
Net Asset Value per Redeemable Unit, end of period	$1,146.29	$995.61

*	Includes clearing fees

**	Excludes clearing fees

Ratios to Average Net Assets:
Net investment income***	3.0%	3.8	%****
Operating expenses	0.4%	0.4	%****
Total return	18.8%	2.4%

***	Interest income less total expenses

****	Annualized

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
December 31, 2007

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

8.    Recent Accounting Pronouncement:

On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 161 and its impact on the financial statements has not yet been determined.

Selected unaudited quarterly financial data for Graham Master the period ended December 31, 2007 and 2006 is summarized below:

	For the period from October 1, 2007 to December 31, 2007	For the period from July 1, 2007 to September 30, 2007	For the period from April 1, 2007 to June 30, 2007	For the period from January 1, 2007 to March 31, 2007
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$9,324,937	$(2,413,943)	$45,168,613	$(15,165,416)
Net income (loss)	$9,325,295	$(2,423,727)	$45,158,828	$(15,175,671)
Increase (decrease) in Net Asset Value per Redeemable Unit	$45.83	$(11.73)	$222.94	$(69.82)

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 (commencement of trading operations ) to June 30, 2006
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$9,467,372	$(6,121,081)	$(1,758,513)
Net income (loss)	$9,450,069	$(6,135,884)	$(1,766,013)
Increase (decrease) in Net Asset Value per Redeemable Unit	$40.74	$(24.96)	$8.70

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Management’s Report on internal control over reporting is included in the Partnership’s annual financial statements under ‘‘Item 8. Financial Statements and Supplementary Data.’’

Item 9B.    Other Information.    None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The Partnership has no officers or directors and its affairs are managed by its General Partner. As of December 31, 2007, investment decisions were being made by the Advisors.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers.

Item 11.    Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by the General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage

commissions for such services, as described under ‘‘Item 1.    Business.’’ Brokerage commissions including clearing fees of $3,376,661 were earned by CGM for the year ended December 31, 2007. Management fees and incentive fees of $1,003,243 and $285,594, respectively, were earned by the Advisors for the year ended December 31, 2007.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)    Security ownership of certain beneficial owners. As of March 1, 2008, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b)    Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The General Partner owns units of general partnership interest equivalent to 1,893.0788 (6.6%) Redeemable Unit equivalents as of December 31, 2006.

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

2007            $15,000

2006            $31,000

(2)    Audit-Related Fees. None

(3)    Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for tax compliance and tax advice given in the preparation of the Partnership’s Schedule K1s, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns are as follows:

2007            $5,000

2006            $7,606

(4)    All Other Fees. None.

(5)    Not Applicable.

(6)    Not Applicable.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a) (1)	Financial Statements:

Statements of Financial Condition at December 31, 2007 and 2006.

Schedules of Investments at December 31, 2007 and 2006.

Statements of Income and Expenses for the years ended December 31, 2007, 2006 and 2005.

Statements of Changes in Partners’ Capital for the years ended December 31, 2007, 2006 and 2005.

Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.

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

10.31 – Letters extending Management Agreements with Campbell & Company Inc., Willowbridge Associates Inc., Capital Fund Management and Graham Management L.P. for 2006 (previously herein).

10.32 – Letters extending Management Agreements with Campbell & Company Inc., Willowbridge Associates Inc., Capital Fund Management and Graham Management L.P. for 2007 (filed herein).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 31st day of March 2008.

Smith Barney Diversified Futures Fund L.P. II

By:    /s/ Citigroup Managed Futures LLC
           (General Partner)

By    /s/ Jerry Pascucci
           Jerry Pascucci, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

/s/ Jerry Pascucci	/s/ Shelley Ullman
Jerry Pascucci	Shelley Ullman
President and Director	Director
/s/ Jennifer Magro	/s/ Ihor Rakowsky
Jennifer Magro	Ihor Rakowsky
Chief Financial Officer and	Secretary and Director
Director
/s/ Steve Ciampi	/s/ Daryl Dewbrey
Steve Ciampi	Daryl Dewbrey
Director	Director

/s/ Raymond Nolte
Raymond Nolte
Director