Form 10-Q
period 2008-03-31
SMITH BARNEY DIVERSIFIED FUTURES FUND L P II
filed 2008-05-15
CIK 923660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Yes  X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. (See the definitions of ‘‘large accelerated filer and accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer         Accelerated filer       Non-accelerated filer  X   Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No  X

As of April 30, 2008, 25,851,5469 Limited Partnership Redeemable Units were outstanding.

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II

FORM 10-Q

PART I

Item 1. Financial Statements

Smith Barney Diversified Futures Fund L.P. II
Statements of Financial Condition

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets:
Investment in Partnerships, at fair value	$32,582,245	$32,241,220
Equity in commodity futures trading account:
Cash (restricted $932,418 and $601,723 in 2008 and 2007, respectively)	15,796,628	16,693,844
Net unrealized appreciation on open futures contracts	—	7,545
	48,378,873	48,942,609
Distribution receivable	30,275	63,832
Interest receivable	14,470	33,367
Total assets	$48,423,618	$49,039,808
Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$35,925	$—
Accrued expenses:
Brokerage commissions	241,938	245,199
Management fees	80,140	81,251
Incentive fees	42,033	285,594
Other	61,712	43,721
Redemptions payable	311,434	973,035
Total liabilities	773,182	1,628,800
Partners’ Capital:
General Partner, 1,893.0788 Unit equivalents outstanding in 2008 and 2007, respectively	3,225,977	3,126,798
Limited Partners, 26,069.2674 and 26,811.2420 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	44,424,459	44,284,210
Total partners’ capital	47,650,436	47,411,008
Total liabilities and partners’ capital	$48,423,618	$49,039,808

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P. II
Schedule of Investments
March 31, 2008
(Unaudited)

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	$(20,755)	(0.04)%
Energy	592	0.00 *
Grains	(12,980)	(0.03)
Indices	(10,810)	(0.02)
Interest Rates U.S.	23,631	0.05
Interest Rates Non-U.S.	5,550	0.01
Metals	(3,696)	(0.01)
Softs	(39,548)	(0.08)
Total futures contracts purchased	(58,016)	(0.12)
Futures Contracts Sold
Currencies	1,920	0.00 *
Energy	7,239	0.02
Indices	7,890	0.02
Interest Rates Non-U.S.	(1,046)	(0.00)*
Metals	2,710	0.01
Softs	3,378	0.01
Total futures contracts sold	22,091	0.06
Investment in Partnerships
CMF Willowbridge Argo Master Fund L.P.	8,885,412	18.65
CMF Campbell Master Fund L.P.	12,053,907	25.30
CMF Graham Master Fund L.P.	11,642,926	24.43
Total investment in Partnerships	32,582,245	68.38
Total fair value	$32,546,320	68.32%

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

Smith Barney Diversified Futures Fund L.P. II
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed positions and foreign currencies	$643,848	$(401,535)
Change in net unrealized gains (losses) on open positions and investment in Partnerships	1,891,745	(2,961,815)
Gain (loss) from trading	2,535,593	(3,363,350)
Interest income	66,572	155,990
Total income (loss)	2,602,165	(3,207,360)

Expenses:
Brokerage commissions including clearing fees of $58,297 and $63,930, respectively	796,059	839,834
Management fees	241,630	249,617
Incentive fees	42,033	—
Other	25,643	21,774
Total expenses	1,105,365	1,111,225
Net income (loss)	1,496,800	(4,318,585)
Redemptions — Limited Partners	(1,257,372)	(1,530,538)
Net increase (decrease) in Partners’ Capital	239,428	(5,849,123)
Partners’ Capital, beginning of period	47,411,008	52,488,442
Partners’ Capital, end of period	$47,650,436	$46,639,319
Net Asset Value per Unit (27,962.3462 and 32,640.5734 Units outstanding at March 31, 2008 and 2007, respectively)	$1,704.09	$1,428.88

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$52.39	$(130.15)

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P. II
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$1,496,800	$(4,318,585)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Proceeds from sale of investment in Partnerships	1,627,747	2,728,006
Net unrealized (appreciation) depreciation on investment in Partnerships	(1,968,772)	3,145,221
(Increase) decrease in restricted cash	(330,695)	(507,909)
(Increase) decrease in net unrealized appreciation on open futures contracts	7,545	(183,406)
(Increase) decrease in distribution receivable	33,557	—
(Increase) decrease in interest receivable	18,897	(565)
Increase (decrease) in unrealized depreciation on open forward contracts	35,925	—
Accrued expenses:
Increase (decrease) in brokerage commissions	(3,261)	(31,724)
Increase (decrease) in management fees	(1,111)	(10,543)
Increase (decrease) in incentive fees	(243,561)	—
Increase (decrease) in other	17,991	12,593
Net cash provided by (used in) operating activities	691,062	833,088
Cash flows from financing activities:
Payments for redemptions – Limited Partners	(1,918,973)	(1,996,590)
Net change in unrestricted cash	(1,227,911)	(1,163,502)
Unrestricted cash, at beginning of period	16,092,121	15,351,983
Unrestricted cash, at end of period	$14,864,210	14,188,481
Non-cash financing activities:
Change in redemptions payable	$(661,601)	$—

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
March 31, 2008
(Unaudited)

1.    General:

Smith Barney Diversified Futures Fund L.P. II (the ‘‘Partnership’’) is a limited partnership which was organized on May 10, 1994 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

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

As of March 31, 2008, all trading decisions are made for the Partnership by Capital Fund Management SA (‘‘CFM’’), Graham Capital Management L.P. (‘‘Graham’’), Campbell & Co., Inc. (‘‘Campbell’’) and Willowbridge Associates Inc. (‘‘Willowbridge’’) (each an ‘‘Advisor’’ and collectively, the ‘‘Advisors’’).

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2008 and December 31, 2007, and the results of its operations and changes in partners’ capital and its cash flows for the three months ended March 31, 2008 and 2007. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the ‘‘SEC’’) for the year ended December 31, 2007.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
	2008	2007

Net realized and unrealized gains (losses)*	$60.94	$(126.69)
Interest income	2.34	4.69
Expenses **	(10.89)	(8.15)
Increase (decrease) for the period	52.39	(130.15)
Net Asset Value per Redeemable Unit, beginning of period	1,651.70	1,559.03
Net Asset Value per Redeemable Unit, end of period	$1,704.09	$1,428.88

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
March 31, 2008
(Unaudited)

Financial Highlights (continued):

	Three Months Ended March 31,
	2008	2007
Ratio to average net assets: ***
Net investment loss before incentive fees ****	(8.4)%	(7.7)%

Operating expenses	9.0%	9.0%
Incentive fees	0.1%	—%
Total expenses	9.1%	9.0%

Total return:
Total return before incentive fees	3.3%	(8.3)%
Incentive fees	(0.1)%	—%
Total return after incentive fees	3.2%	(8.3)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the three and twelve months ended March 31, 2008 and December 31, 2007, based on a monthly calculation, were $106,265 and $150,327, respectively. The fair values of these commodity interests, including options thereon, if applicable, at March 31, 2008 and December 31, 2007, were $(35,925) and $7,545, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

4.    Fair Value Measurements:

Investments.    All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
March 31, 2008
(Unaudited)

the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included in equity in commodity futures trading account. Any change in net unrealized gain or loss from the preceding period is reported in the statements of income and expenses and partners’ capital.

Fair Value Measurements.    The Partnership adopted SFAS No. 157, Fair Value Measurements (‘‘SFAS 157’’) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership considers prices for exchange traded commodity futures and actively traded forward and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 1). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. The Partnership did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

	3/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investment in Partnerships	$32,582,245	$32,582,245	—	—
Total assets	32,582,245	32,582,245	—	—

Liabilities
Futures	35,925	35,925	—	—
Total liabilities	35,925	35,925	—	—
Total fair value	$32,546,320	$32,546,320	—	—

5.    Investment in Partnerships:

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
March 31, 2008
(Unaudited)

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

As of March 31, 2008, the Partnership owned 5.9%, 3.7%, and 5.2%, of Campbell Master, Willowbridge Master, and Graham Master, respectively. As of December 31, 2007, the Partnership owned 5.8%, 3.9%, and 5.3%, of Campbell Master, Willowbridge Master, and Graham Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. It is Campbell’s, Willowbridge’s and Graham’s intention to continue to invest the assets allocated to each by the Partnership in Campbell Master, Willowbridge Master and Graham Master. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
March 31, 2008
(Unaudited)

Summarized information reflecting the total assets, liabilities and capital of the Funds are shown in the following tables.

	March 31, 2008
	Total Assets	Total Liabilities	Total Capital
Willowbridge Master	$241,200,168	$281,577	$240,918,591
Campbell Master	212,471,772	9,365,428	203,106,344
Graham Master	242,618,644	17,088,456	225,530,188
Total	$696,290,584	$26,735,461	$669,555,123

	December 31, 2007
	Total Assets	Total Liabilities	Total Capital
Willowbridge Master	$213,552,209	$497,187	$213,055,022
Campbell Master	226,825,488	10,129,288	216,696,200
Graham Master	223,277,892	9,683,505	213,594,387
Total	$663,655,589	$20,309,980	$643,345,609

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds are shown in the following tables.

	March 31, 2008		For the three months ended March 31, 2008
Fund	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Willowbridge Master	18.65%	$8,885,412	$734,011	$4,271	$315	$729,425	Commodity Portfolio	Monthly
Campbell Master	25.30%	12,053,907	168,906	2,377	517	166,012	Financials, Metals & Energy Portfolio	Monthly
Graham Master	24.43%	11,642,926	1,055,368	15,151	439	1,039,778	Commodity Portfolio	Monthly
Total		$32,582,245	$1,958,285	$21,799	$1,271	$1,935,215

	December 31, 2007		For the three months ended March 31, 2007
Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Willowbridge Master	17.57%	$8,331,766	$(1,628,812)	$8,059	$494	$(1,637,365)	Commodity Portfolio	Monthly
Campbell Master	26.60%	12,609,331	(806,658)	5,061	502	(812,221)	Financials, Metals & Energy Portfolio	Monthly
Graham Master	23.83%	11,300,123	(686,900)	8,265	470	(695,635)	Commodity Portfolio	Monthly
Total		$32,241,220	$(3,122,370)	$21,385	$1,466	$(3,145,221)

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
March 31, 2008
(Unaudited)

6.    Financial Instrument Risks:

In the normal course of its business, the Partnership and the Funds are party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments on specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange-traded instruments are standardized and include futures and certain options contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership and the Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded The Partnership is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership’s and the Funds’ risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership and the Funds have credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership’s and the Funds’ assets is CGM.

As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid.

The General Partner monitors and controls the Partnership’s and the Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership and the Funds are subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s and the Funds’ businesses, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods and services. Its only assets are its investment in Partnerships, distribution receivable, and equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such losses occurred during the first quarter of 2008.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits if any.

For the three months ended March 31, 2008, Partners’ Capital increased 0.5% from $47,411,008 to $47,650,436. This increase was attributable to net income from operations of $1,496,800 which was partially offset by the redemption of 741.9746 Redeemable Units of Limited Partnership Interests resulting in an outflow of $1,257,372. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

Use of Estimates.    The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from these estimates.

Investments.    All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included in equity in commodity futures trading account. Any change in net unrealized gain or loss from the preceding period is reported in the statements of income and expenses and partners’ capital.

Fair Value Measurements.    The Partnership adopted SFAS No. 157, Fair Value Measurements (‘‘SFAS 157’’) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership considers prices for exchange traded commodity futures and actively traded forward and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 1). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. The Partnership did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

	3/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Partnerships	$32,582,245	$32,582,245	—	—
Total assets	32,582,245	32,582,245	—	—
Liabilities
Futures	35,925	35,925	—	—
Total liabilities	35,925	35,925	—	—
Total fair value	$32,546,320	$32,546,320	—	—

Forward Foreign Currency Contracts.    Foreign currency contracts are those contracts where the Partnership/Funds agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting dates, is included in the Statement of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the Statements of Income and Expenses and Partners’ Capital.

Income Taxes.    Income taxes have not been provided as each partner is individually liable for the taxes, if any on their share of the Partnership’s income and expenses.

In 2007, the Partnership adopted FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN 48).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority.  Tax positions with respect to tax at the partnership level not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current period. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the three months ended March 31, 2008 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2004.

Recent Accounting Pronouncements.    On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 161 and its impact on the financial statements has not yet been determined.

Results of Operations

During the Partnership’s first quarter of 2008, the Net Asset Value per Redeemable Unit increased 3.2% from $1,651.70 to $1,704.09 as compared to a decrease of 8.3% in the first quarter of 2007. The Partnership experienced a net trading gain (comprised of net realized gains (losses) on closed positions and change in net unrealized gains (losses) on open positions and investment in Partnerships) before brokerage commissions and related fees in the first quarter of 2008 of $2,535,593. Gains were primarily attributable to the trading of commodity futures in U.S. and non-U.S. interest rates, livestock, metals, grains, energy, and currencies and were partially offset by losses in softs and indices. The Partnership experienced a net trading loss (comprised of net realized gains (losses) on closed positions and change in net unrealized gains (losses) on open positions and investment in Partnerships) before brokerage commissions and related fees in the first quarter of 2007 of $3,363,350. Losses were primarily attributable to the trading of commodity futures in U.S. and non-U.S. interest rates, currencies, energy, grains, metals, softs and indices and were partially offset by gains in livestock.

The first quarter of 2008 was a difficult one for the equity market. Stocks tumbled during the first quarter, reflecting growing evidence that a U.S. recession was either imminent or already in progress. However, equity prices finally stabilized after a surprised 75 basis point inter-meeting interest rate cut by the Federal Reserve in January, followed by a second 50 basis point cut a week later. The U.S. dollar continued to weaken throughout much of the first quarter as interest rate differential widened, providing a lift for commodity prices.

The Partnership was profitable for the quarter in almost every sector, especially in fixed income, currency and metals. As the Federal Reserve aggressively tackled the downside risks to the economy by lowering overnight rate and the discount rate, the yield on treasury notes dropped sharply, benefiting the portfolio. In the currencies sector, U.S. dollar continued to weaken against the other major currencies such as Euro, Swiss Franc and Japanese Yen. This strong trend resulted in gains for the fund. In the metals sector, strong trends emerged, especially in gold as risk-averse investors shifted assets from traditional portfolios into gold. Long-only exchange traded funds and notes tied to gold and other commodities, made it easier for the small investors to gain access to these sectors.

Growing concerns on the health of the U.S. economy combined with strong moves by the Federal Reserve created a highly volatile equity market, rendering losses for the Partnership. The Partnership also registered minor losses in soft commodities as prices for coffee, cocoa and sugar all plunged over 20% from the peak on higher-than-expected supply forecasts.

Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership/Funds depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

Interest income on 80% of the Partnership’s daily equity average maintained in cash was earned at the 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three months ended March 31, 2008 decreased by $89,418 as compared to the corresponding period in 2007. This decrease was due to lower daily equity average maintained in cash and lower U.S. Treasury bill rates during the three months ended March 31, 2008 as compared to the corresponding period in 2007.

Brokerage commissions are calculated as a percentage of the Partnership’s net asset value as of the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three months ended March 31, 2008 decreased by $43,775 as compared to the corresponding period in 2007. The decrease in brokerage commissions and fees is due to lower average net assets during the three months ended March 31, 2008 as compared to the corresponding period in 2007.

Management fees are calculated on the portion of the Partnership’s net asset value allocated to each Advisor at the end of the month and are affected by trading performance, additions and redemptions.

Management fees for the three months ended March 31, 2008 decreased by $7,987 as compared to the corresponding period in 2007. The decrease in management fees is due to lower average net assets during the three months ended March 31, 2008 as compared to the corresponding period in 2007.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2008 resulted in incentive fees of $42,033. There were no incentive fees earned for the three months ended March 31, 2007.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Partnership and the Funds are speculative commodity pools. The market sensitive instruments held by Partnership and the Funds are acquired for speculative trading purposes, and all or substantially all of the Partnership’s and the Funds’ assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s and the Funds’ main line of business.

The risk to the limited partners that have purchased interests in the Partnership and the Funds is limited to the amount of their capital contributions to the Partnership/Funds and their share of the Partnership assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership and the Funds as a limited partnership under applicable law.

Market movements result in frequent changes in the fair value of the Partnership’s and the Funds’ open positions and, consequently, in its earnings and cash flow. The Partnership’s and the Funds’ market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s and the Funds’ open positions and the liquidity of the markets in which it trades.

The Partnership and the Funds rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s and the Funds’ past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Partnership and the Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s and the Funds’ speculative trading and the recurrence in the markets traded by the Partnership and the Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s and the Funds’ experience to date (i.e., ‘‘risk of ruin’’). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s and the Funds’ losses in any market sector will be limited to Value at Risk or by the Partnership’s and the Funds’ attempts to manage its market risk.

Exchange maintenance margin requirements have been used by the Partnership and the Funds as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

The following tables indicate the trading Value at Risk associated with the Partnership’s investments and investments in the Funds by market category as of March 31, 2008, and the highest, lowest and average values during the three months ended March 31, 2008. All open position trading risk exposures of the Partnership/Funds have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

As of March 31, 2008, the Partnership’s total capital was $47,650,436.

March 31, 2008
(Unaudited)

			Three months ended March 31, 2008
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
—Exchange Traded Contracts	$68,370	0.14%	$427,193	$60,240	$166,924
Energy	67,060	0.14%	327,900	21,200	161,244
Grains	28,050	0.06%	28,400	7,425	18,819
Indices	209,703	0.44%	899,858	88,389	352,777
Interest Rates U.S.	277,250	0.58%	298,050	12,500	126,934
Interest Rates Non-U.S.	61,764	0.13%	693,867	45,817	227,945
Metals:	—
—Exchange Traded Contracts	9,750	0.02%	31,460	3,500	13,000
Softs	45,548	0.10%	57,028	11,926	33,589
Total	$767,495	1.61%
*	Average of month-end Values at Risk.

As of March 31, 2008, Campbell Master’s total capital was $203,106,344. The Partnership owned 5.9% of Campbell Master.

March 31, 2008
(Unaudited)

			Three months ended March 31, 2008
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
—OTC Contracts	$3,568,787	1.76%	$5,659,090	$3,568,787	$4,261,822
Energy	424,700	0.21%	666,600	5,000	312,757
Interest Rates U.S.	1,067,050	0.53%	1,430,270	336,810	1,006,140
Interest Rates Non-U.S.	1,788,078	0.88%	4,744,697	1,784,940	2,832,058
Metals:
—OTC Contracts	274,765	0.13%	833,336	137,424	373,572
Indices	5,732,815	2.82%	8,820,806	4,867,715	6,452,960
Total	$12,856,195	6.33%
*	Average of month-end Values at Risk.

As of March 31, 2008, Willowbridge Master’s total capital was $240,918,591. The Partnership owned 3.7% of Willowbridge Master.

March 31, 2008
(Unaudited)

			Three months ended March 31, 2008
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
—Exchange Traded Contracts	$1,212,600	0.50%	$4,323,555	$1,041,780	$2,705,978
Energy	4,441,500	1.84%	11,162,000	1,210,500	7,443,667
Interest Rates U.S.	451,200	0.19%	1,852,650	394,800	913,400
Interest Rates Non-U.S.	838,095	0.35%	5,762,619	838,095	3,206,688
Livestock	112,800	0.05%	225,600	112,800	164,000
Metals:
—Exchange Traded Contracts	2,749,500	1.14%	8,742,000	1,210,500	4,883,083
Total	$9,805,695	4.07%
*	Average of month-end Values at Risk.

As of March 31, 2008, Graham Master’s total capital was $225,530,188. The Partnership owned 5.2% of Graham Master.

March 31, 2008
(Unaudited)

			Three months ended March 31, 2008
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
—Exchange Traded Contracts	$25,289,910	11.21%	$34,974,242	$10,702,463	$23,317,516
Energy	811,000	0.36%	5,209,200	310,300	2,201,883
Grains	318,350	0.14%	1,046,800	52,500	590,033
Interest Rates U.S.	577,000	0.26%	1,837,000	103,550	789,817
Interest Rates Non-U.S.	873,303	0.39%	4,718,751	467,659	1,864,261
Livestock	11,200	0.00%**	20,000	11,200	17,067
Metals:
—Exchange Traded Contracts	40,000	0.02%	599,000	40,000	339,000
—OTC Contracts	99,515	0.04%	638,870	23,044	271,785
Softs	48,439	0.02%	752,387	14,000	338,294
Indices	2,140,398	0.95%	5,407,658	780,230	3,071,154
Total	$30,209,115	13.39%
*	Average of month-end Values at Risk.
**	Due to rounding

Item 4T.    Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Enron Corp.

On April 4, 2008, Citigroup announced an agreement to settle actions filed by Enron in its Chapter 11 bankruptcy proceedings seeking to recover payments to Citigroup as alleged preferences or fraudulent conveyances, to disallow or equitably subordinate claims of Citigroup and Citigroup transferees on the basis of alleged fraud, and to recover damages from Citigroup for allegedly aiding and abetting breaches of fiduciary duty. Under the terms of the settlement (which was approved by the Bankruptcy Court for the Southern District of New York on April 24, 2008), Citigroup will make a pretax payment of $1.66 billion to Enron, and will waive certain claims against Enron’s estate. Enron also will allow specified Citigroup-related claims in the bankruptcy proceeding, including all of the bankruptcy claims of parties holding approximately $2.4 billion of Enron credit-linked notes (‘‘CLNs’’), and will release all claims against Citigroup. Citigroup separately agreed to settle an action brought by certain trusts that issued the CLNs in question, by the related indenture trustee and by certain holders of those securities. The amounts of both settlements are fully covered by Citigroup’s existing litigation reserves.

On February 14, 2008, Citigroup agreed to settle Connecticut Resources Recovery Authority v. Lay, et al., an action brought by the Attorney General of Connecticut in connection with an Enron-related transaction; subsequently, the District Court dismissed the case on March 5, 2008. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The Redeemable Units were issued to accredited investors in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 – January 31, 2008	287.2315	$1,646.87	N/A	N/A
February 1, 2008 – February 29, 2008	271.9859	$1,738.71	N/A	N/A
March 1, 2008 – March 31, 2008	182.7572	$1,704.09	N/A	N/A
	741.9746	$1,694.63

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

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci President and Director
Date:	May 15, 2008
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	May 15, 2008