Form 10-Q
period 2008-06-30
SMITH BARNEY DIVERSIFIED FUTURES FUND L P II
filed 2008-08-14
CIK 923660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Yes X  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer X	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    No X

As of July 31, 2008, 24,596.5985 Limited Partnership Redeemable Units were outstanding.

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II

FORM 10-Q

PART I

Item 1. Financial Statements
Smith Barney Diversified Futures Fund L.P. II
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2008	2007

Assets:
Investment in Partnerships, at fair value	$37,309,255	$32,241,220
Equity in commodity futures trading account:
Cash (restricted $961,739 and $601,723 in 2008 and 2007, respectively)	11,357,159	16,693,844
Net unrealized appreciation on open futures contracts	295,413	7,545

	48,961,827	48,942,609
Distribution receivable	42,413	63,832
Interest receivable	13,717	33,367

Total assets	49,017,957	$49,039,808

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$245,090	$245,199
Management fees	81,201	81,251
Incentive fees	326,593	285,594
Other	51,743	43,721
Redemptions payable	508,994	973,035

Total liabilities	1,213,621	1,628,800

Partners’ Capital:
General Partner, 748.5217 and 1,893.0788 Unit equivalents outstanding in 2008 and 2007, respectively	1,395,170	3,126,798
Limited Partners, 24,898.9744 and 26,811.2420 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	46,409,166	44,284,210

Total partners’ capital	47,804,336	47,411,008

Total liabilities and partners’ capital	$49,017,957	$49,039,808

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P. II
Schedule of Investments
June 30, 2008
(Unaudited)

		% of Partners’
	Fair Value	Capital

Futures Contracts Purchased

Currencies	$119,821	0.25%
Energy	46,754	0.10
Grains	32,679	0.07
Indices	(530)	(0.00)*
Interest Rates U.S.	14,067	0.03
Interest Rates Non-U.S.	31,304	0.06
Metals	4,609	0.01
Softs	65,001	0.14

Total futures contracts purchased	313,705	0.66

Futures Contracts Sold

Currencies	(39,817)	(0.08)
Indices	10,674	0.02
Interest Rates U.S.	(5,350)	(0.01)
Interest Rates Non-U.S.	17,433	0.03
Softs	(1,232)	(0.00)*

Total futures contracts sold	(18,292)	(0.04)

Investment in Partnerships

CMF Willowbridge Argo Master Fund L.P.	10,536,518	22.04
CMF Campbell Master Fund L.P.	8,979,751	18.78
CMF Graham Master Fund L.P.	10,281,464	21.51
CMF Eckhart Master Fund L.P.	7,511,522	15.71

Total investment in Partnerships	37,309,255	78.04

Total fair value	$37,604,668	78.66%

*	Due to rounding.

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P. II
Schedule of Investments
December 31, 2007
(Unaudited)

		% of Partners’
	Fair Value	Capital

Futures Contracts Purchased

Currencies	$(16,975)	(0.04)%
Energy	3,447	0.01
Grains	9,775	0.02
Indices	(2,596)	(0.01)
Interest Rates U.S.	26,194	0.06
Interest Rates Non-U.S	22,213	0.05
Metals	5,141	0.01
Softs	(4,630)	(0.01)

Total futures contracts purchased	42,569	0.09

Futures Contracts Sold

Currencies	14,925	0.03
Energy	466	0.00 *
Grains	(9,563)	(0.02)
Indices	826	0.00 *
Livestock	(300)	(0.00)*
Interest Rates Non-U.S.	382	0.00 *
Metals	(4,225)	(0.01)
Softs	(37,535)	(0.07)

Total futures contracts sold	(35,024)	(0.07)

Investment in Partnerships

CMF Willowbridge Argo Master Fund L.P.	8,331,766	17.57
CMF Campbell Master Fund L.P.	12,609,331	26.60
CMF Graham Capital Master Fund L.P.	11,300,123	23.83

Total investment in Partnerships	32,241,220	68.00

Total fair value	$32,248,765	68.02%

*	Due to rounding

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P. II
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed positions and foreign currencies	$1,120,099	$1,390,036	$1,763,947	$988,499
Change in net unrealized gains (losses) on open positions and investment in Partnerships	4,469,701	6,368,008	6,361,446	3,406,195

Gain (loss) from trading, net	5,589,800	7,758,044	8,125,393	4,394,694
Interest income	35,634	158,651	102,206	314,641

Total income (loss)	5,625,434	7,916,695	8,227,599	4,709,335

Expenses:
Brokerage commissions including clearing fees of $34,831, $64,560, $93,128 and $128,490, respectively	774,950	862,827	1,571,009	1,702,661
Management fees	242,491	257,104	484,121	506,721
Incentive fees	326,593	—	368,626	—
Other	34,194	22,176	59,837	43,950

Total expenses	1,378,228	1,142,107	2,483,593	2,253,332

Net income (loss)	4,247,206	6,774,588	5,744,006	2,456,003
Redemptions – Limited Partners	(2,093,306)	1,441,407	(3,350,678)	1,441,407
Redemptions – General Partner	(2,000,000)	(2,399,397)	(2,000,000)	(3,929,935)

Net increase (decrease) in Partners’ Capital	153,900	5,816,598	393,328	(32,525)
Partners’ Capital, beginning of period	47,650,436	46,639,319	47,411,008	52,488,442

Partners’ Capital, end of period	$47,804,336	$52,455,917	$47,804,336	$52,455,917

Net Asset Value per Unit (25,647.4961 and 32,079.3093 Units outstanding at June 30, 2008 and 2007, respectively)	$1,863.90	$1,635.19	$1,863.90	$1,635.19

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$159.81	$206.31	$212.20	$76.16

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P. II
Statements of Cash Flows
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Cash flows from operating activities:
Net income (loss)	$4,247,206	$6,774,588	$5,744,006	$2,456,003
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchaser of investment in Partnership’s	(7,000,000)	(838,042)	(7,000,000)	(838,042)
Proceeds from sale of investment in Partnerships	6,399,215	3,395,456	8,026,962	6,123,464
Net unrealized (appreciation) depreciation on investment in Partnerships	(4,126,225)	(6,450,677)	(6,094,997)	(3,305,458)
(Increase) decrease in restricted cash	(29,321)	(448,563)	(360,016)	(956,472)
(Increase) decrease in net unrealized appreciation on open futures contracts	(295,413)	82,669	(287,868)	(100,737)
(Increase) decrease in distribution receivable	(12,138)	—	21,419	—
(Increase) decrease in interest receivable	753	1,052	19,650	487
Increase (decrease) in net unrealized depreciation on open futures contracts	(35,925)	—	—	—
Accrued expenses:
Increase (decrease) in brokerage commissions	3,152	27,690	(109)	(4,034)
Increase (decrease) in management fees	1,061	9,190	(50)	(1,353)
Increase (decrease) in incentive fees	284,560	—	40,999	—
Increase (decrease) in other	(9,969)	(3,686)	8,022	8,907

Net cash provided by (used in) operating activities	(573,044)	2,549,677	118,018	3,382,765

Cash flows from financing activities:
Proceeds from additions – General Partner	—	1,441,407	—	1,441,407
Payments for redemptions – Limited Partners	(1,895,746)	(2,711,069)	(3,814,719)	(4,707,659)
Payments for redemptions – General Partners	(2,000,000)	—	(2,000,000)	—

Net cash provided by (used in) financing activities	(3,895,746)	(1,269,662)	(5,814,719)	(3,266,252)

Net change in unrestricted cash	(4,468,790)	1,280,015	(5,696,701)	116,513
Unrestricted cash, at beginning of period	14,864,210	14,188,481	16,092,121	15,351,983

Unrestricted cash, at end of period	$10,395,420	$15,468,496	$10,395,420	$15,468,496

Non-cash financing activities:
Change in redemptions payable	$197,560	$—	$(464,041)	$—

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
June 30, 2008
(Unaudited)

1.	General:

Smith Barney Diversified Futures Fund L.P. II (the “Partnership”) is a limited partnership which was organized on May 10, 1994 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (“CGM”). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc.

As of June 30, 2008, all trading decisions are made for the Partnership by Capital Fund Management SA (“CFM”), Graham Capital Management L.P. (“Graham”), Campbell & Co., Inc. (“Campbell”), Willowbridge Associates Inc. (“Willowbridge”) and Eckhardt Trading Company (“Eckhardt”) (each an “Advisor” and collectively, the “Advisors”). Eckhardt was added as an advisor to the Partnership on April 1, 2008.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2008 and December 31, 2007, and the results of its operations and changes in partners’ capital and its cash flows for the three and six months ended June 30, 2008 and 2007. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2007.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.	Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net realized and unrealized gains (losses) *	$180.89	$209.99	$241.83	$83.30
Interest income	1.33	4.82	3.67	9.51
Expenses **	(22.41)	(8.50)	(33.30)	(16.65)

Increase (decrease) for the period	159.81	206.31	212.20	76.16
Net Asset Value per Redeemable Unit, beginning of period	1,704.09	1,428.88	1,651.70	1,559.03

Net Asset Value per Redeemable Unit, end of period	$1,863.90	$1,635.19	$1,863.90	$1,635.19

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
June 30, 2008
(Unaudited)

Financial Highlights (continued):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Ratio to average net assets: ***
Net investment income (loss) before incentive fees ****	(8.8)%	(7.6)%	(8.8)%	(7.9)%

Operating expenses	9.1%	9.2%	9.2%	8.9%
Incentive fees	0.7%	—%	0.8%	—%

Total expenses	9.8%	9.2%	10.0%	8.9%

Total return:
Total return before incentive fees	10.1%	14.4%	13.7%	4.9%
Incentive fees	(0.7)%	—%	(0.9)%	—%

Total return after incentive fees	9.4%	14.4%	12.8%	4.9%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

3.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses and Partners’ Capital.

The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures positions.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the six and twelve months ended June 30, 2008 and December 31, 2007, based on a monthly calculation, were $181,607 and $150,327, respectively. The fair values of these commodity interests, including options thereon, if applicable, at June 30, 2008 and December 31, 2007, were $295,413 and $7,545, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

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
June 30, 2008
(Unaudited)

measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included in equity in commodity futures trading account. Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Income and Expenses and Partners’ Capital.

Fair Value Measurements.  The Partnership adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership considers prices for exchange traded commodity futures and actively traded forward and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. The Partnership did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	6/30/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Partnerships	$37,309,255	$—	$37,309,255	$—
Futures	295,413	295,413	—	—

Total assets	37,604,668	295,413	37,309,255	—

Total fair value	$37,604,668	$295,413	$37,309,255	$—

5.	Investment in Partnerships:

On January 1, 2005, the assets allocated to Campbell for trading were invested in CMF Campbell Master Fund L.P. (“Campbell Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 18,800.3931 units of Campbell Master with cash of $18,587,905 and a contribution of open commodity futures and forward positions with a fair value of $212,488. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using Campbell’s Financials, Metals and Energy Portfolio (“FME”), to invest together in one trading vehicle. The General Partner is also the general partner of Campbell Master. Individual and pooled accounts currently managed by Campbell, including the Partnership, are permitted to be a limited partner of Campbell Master. The General Partner and Campbell believe that trading through this structure should promote efficiency and economy in the trading process.

On July 1, 2005, the assets allocated to Willowbridge for trading were invested in CMF Willowbridge Argo Master Fund L.P. (“Willowbridge Master”), a limited partnership organized under the partnership laws of the State of New York. The partnership purchased 10,980.9796 units of Willowbridge Master with cash of $9,895,326 and a

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
June 30, 2008
(Unaudited)

contribution of open commodity futures and forward positions with a fair value of $1,085,654. Willowbridge Master was formed in order to permit commodity pools managed now or in the future using Willowbridge’s Argo Trading Program, to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership, are permitted to be a limited partner of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process.

On April 1, 2006, the assets allocated to Graham for trading were invested in CMF Graham Capital Master Fund L.P. (“Graham Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 11,192.9908 units of Graham Master with cash of $11,192,991. Graham Master was formed in order to permit commodity pools managed now or in the future by using Graham’s Multi-Trend Program at 125% Leverage, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be a limited partner of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.

On April 1, 2008, the assets allocated to Eckhardt for trading were invested in CMF Eckhardt Master Fund L.P. (“Eckhardt Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 7,000.0000 Units of Eckhardt Master with cash of $7,000,000. Eckhardt Master was formed in order to permit commodity pools managed now or in the future by using Eckhardt’s Standard Program, to invest together in one trading vehicle. The General Partner is also the gereral partner of Eckhardt Master. Individual and pooled accounts currently managed by Eckhardt, including the Partnership, are permitted to be a limited partner of Eckhardt Master. The General Partner and Eckhardt believe that trading through this structure should promote efficiency and economy in the trading process.

Campbell Master’s, Willowbridge Master’s, Graham Master’s and Eckhardt Master’s (the “Funds”) trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America and foreign commodity exchanges. The Funds engage in such trading through a commodity brokerage account maintained with CGM.

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

As of June 30, 2008, the Partnership owned 5.0%, 3.5%, 4.6% and 28.6%, of Campbell Master, Willowbridge Master, Graham Master, and Eckhardt Master, respectively. As of December 31, 2007, the Partnership owned 5.8%, 3.9%, and 5.3%, of Campbell Master, Willowbridge Master, and Graham Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. It is Campbell’s, Willowbridge’s, Graham’s and Eckhardt’s intention to continue to invest the assets allocated to each by the Partnership in Campbell Master, Willowbridge Master, Graham Master and Eckhardt Master, respectively. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
June 30, 2008
(Unaudited)

Summarized information reflecting the total assets, liabilities and capital of the Funds are shown in the following tables.

	June 30, 2008
	Total Assets	Total Liabilities	Total Capital

Willowbridge Master	$300,559,327	$405,574	$300,153,753
Campbell Master	184,233,917	2,818,639	181,415,278
Graham Master	236,314,300	11,928,431	224,385,869
Eckhardt Master	26,402,989	167,421	26,235,568

Total	$747,510,533	$15,320,065	$732,190,468

	December 31, 2007
	Total Assets	Total Liabilities	Total Capital

Willowbridge Master	$213,552,209	$497,187	$213,055,022
Campbell Master	226,825,488	10,129,288	216,696,200
Graham Master	223,277,892	9,683,505	213,594,387

Total	$663,655,589	$20,309,980	$643,345,609

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds are shown in the following tables.

	June 30, 2008		For the three months ended June 30, 2008
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Fund	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Willowbridge Master	22.04%	$10,536,518	$2,161,038	$3,105	$342	$2,157,591	Commodity Portfolio	Monthly
Campbell Master	18.78%	8,979,751	507,887	1,561	428	505,898	Financials, Metals & Energy Portfolio	Monthly
Graham Master	21.51%	10,281,464	872,504	15,572	387	856,545	Commodity Portfolio	Monthly
Eckhardt Master	15.71%	7,511,522	632,945	2,600	12,016	618,329	Commodity Portfolio	Monthly

Total		$37,309,255	$4,174,374	$22,838	$13,173	$4,138,363

	June 30, 2008		For the six months ended June 30, 2008
	% of					Net
	Partnership’s	Fair	Income	Expense		Income	Investment	Redemption
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objectives	Permitted
Willowbridge Master	22.04%	$10,536,518	$2,895,049	$7,376	$657	$2,887,016	Commodity Portfolio	Monthly
Campbell Master	18.78%	8,979,751	676,793	3,938	945	671,910	Financials, Metals & Energy Portfolio	Monthly
Graham Master	21.51%	10,281,464	1,927,872	30,723	826	1,896,323	Commodity Portfolio	Monthly
Eckhardt Master	15.71%	7,511,522	632,945	2,600	12,016	618,329	Commodity Portfolio	Monthly

Total		$37,309,255	$6,132,659	$44,637	$14,444	$6,073,578

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
June 30, 2008
(Unaudited)

	December 31, 2007		For the three months ended June 30, 2007
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

							Commodity
Willowbridge Master	17.57%	$8,331,766	$1,859,837	$5,173	$409	$1,854,255	Portfolio	Monthly
							Financials, Metals & Energy
Campbell Master	26.60%	12,609,331	2,336,596	3,894	658	2,332,044	Portfolio	Monthly
Graham Master	23.83%	11,300,123	2,277,159	12,291	490	2,264,378	Commodity Portfolio	Monthly

Total		$32,241,220	$6,473,592	$21,358	$1,557	$6,450,677

	December 31, 2007		For the six months ended June 30, 2007
	% of					Net
	Partnership’s	Fair	Income	Expense		Income	Investment	Redemption
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objectives	Permitted
Willowbridge Master	17.57%	$8,331,766	$231,025	$13,232	$903	$216,890	Commodity Portfolio	Monthly
Campbell Master	26.60%	12,609,331	1,529,938	8,955	1,160	1,519,823	Financials Metal & Energy Portfolio	Monthly
Graham Master	23.83%	11,300,123	1,590,260	20,556	959	1,568,745	Commodity Portfolio	Monthly

Total		$32,241,220	$3,351,223	$42,743	$3,022	$3,305,458

6.	Financial Instrument Risks:

In the normal course of its business, the Partnership and the Funds are party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments on specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain options contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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
June 30, 2008
(Unaudited)

loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership and the Funds have credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership’s and the Funds’ assets is CGM.

As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership does not consider these contracts to be guarantees as described in FIN 45.

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods and services. Its only assets are its investment in Partnerships, distribution receivable, and equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such losses occurred during the second quarter of 2008.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits if any.

For the six months ended June 30, 2008, Partners’ Capital increased 0.8% from $47,411,008 to $47,804,336. This increase was attributable to a net income from operations of $5,744,006, which was partially offset by the redemptions of 1,912.2676 Redeemable Units of Limited Partnership Interest resulting in an outflow of $3,350,678 and 1,144.5571 General Partner Unit equivalents totaling $2,000,000. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Fair Value Measurements.  The Partnership adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership considers prices for exchange traded commodity futures and actively traded forward and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. The Partnership did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	6/30/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Partnerships	$37,309,255	$—	$37,309,255	$—
Futures	295,413	295,413	—	—

Total assets	37,604,668	295,413	37,309,255	—

Total fair value	$37,604,668	$295,413	$37,309,255	$—

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

In 2007, the Partnership adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current period. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the six months ended June 30, 2008 and that no provision for income tax is required in the Partnership’s financial statements.

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

Results of Operations

During the Partnership’s second quarter of 2008, the Net Asset Value per Redeemable Unit increased 9.4% from $1,704.09 to $1,863.90 as compared to an increase of 14.4% in the second quarter of 2007. The Partnership experienced a net trading gain (comprised of net realized gains (losses) on closed positions and change in net unrealized gains (losses) on open positions and investment in Partnerships) before brokerage commissions and related fees in the second quarter of 2008 of $5,589,800. Gains were primarily attributable to the Partnership’s and the Funds’ trading of commodity futures in currencies, energy, grains, non-U.S. interest rates, softs and indices and were partially offset by losses in metals, U.S. interest rates and livestock. The Partnership experienced a net trading gain before brokerage commissions and fees in the second quarter of 2007 of $7,758,044. Gains were primarily attributable to the trading of commodity futures in currencies, indices, U.S. and non-U.S. interest rates and were partially offset by losses in energy, grains, livestock, metals and softs.

The second quarter of 2008 presented a highly volatile trading environment as weakness in the credit market continued to weigh on the global economy. Several long-term trends continued as commodity prices reached record territories and inflation concerns troubled federal bankers worldwide. The Partnership was profitable in energy, global fixed income sectors and equity indexes while losses were seen in trading U.S. interest rates and metals.

In the energy sector, long-term bullish trends in crude oil persisted as new record prices continued to be established. The Partnership recorded strong gains in the energy sector by capitalizing on the strong long-term trends across the petroleum complex. Gains were recorded in global fixed income markets as the international central banks grappled with inflationary pressures and fundamental economic weakness in some sectors. In equity indexes, a reversal of the bearish trend earlier in the quarter contributed to some losses, however, strong gains were recorded in short positions in June as the international equity markets went through a massive correction into the bear market territory.

Preliminary economic data suggested that the U.S. economy was not as bad as was previously perceived. U.S. fixed income sector recorded losses as the focus of the central bankers shifted from downward pressures on the economy to a more hawkish stance towards inflation. Losses were also realized in metals, primarily in silver and copper, as prices experienced sharp reversals in May followed by a market consolidation with no strong directional moves.

During the Partnership’s six months ended June 30, 2008, the Net Asset Value per Redeemable Unit increased 12.8% from $1,651.70 to $1,863.90, as compared to an increase of 4.9% during the six months ended June 30, 2007. The Partnership experienced a net trading gain (comprised of net realized gains (losses) on closed positions and change in net unrealized gains (losses) on open positions and investment in partnerships’) before brokerage commissions and related fees during the six months ended June 30, 2008 of $8,125,393. Gains were primarily attributable to the Partnership’s and the Funds’ trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, metals, livestock, and indices and were partially offset by losses in softs. The Partnership experienced a net trading gain (comprised of net realized gains (losses) on closed positions and change in net unrealized gains (losses) on open positions and investment in partnerships’) before brokerage commissions and related fees in the six months ended June 30, 2007 of $4,394,694. Gains were primarily attributable to the trading of commodity futures in currencies, livestock and indices and were partially offset by losses in energy, grains, metals, softs and U.S. interest rates.

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

Interest income on 80% of the Partnership’s daily equity average maintained in cash was earned at the 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2008 decreased by $123,017 and $212,435, respectively, as compared to the corresponding periods in 2007. This decrease was due to lower daily equity average maintained in cash and lower U.S. Treasury bill rates during the three and six months ended June 30, 2008 as compared to the corresponding periods in 2007.

Brokerage commissions are calculated as a percentage of the Partnership’s net asset value as of the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and six months ended June 30, 2008 decreased by $87,877 and $131,652, respectively, as compared to the corresponding periods in 2007. The decrease in brokerage commissions and fees is due to lower average net assets during the three and six months ended June 30, 2008 as compared to the corresponding periods in 2007.

Management fees are calculated on the portion of the Partnership’s net asset value allocated to each Advisor at the end of the month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2008 decreased by $14,613 and $22,600, respectively, as compared to the corresponding periods in 2007. The decrease in management fees is due to lower average net assets during the three and six months ended June 30, 2008 as compared to the corresponding periods in 2007.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2008 resulted in incentive fees of $326,593 and $368,626, respectively. There were no incentive fees earned for the three and six months ended June 30, 2007.

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

Value at Risk is a measure of the maximum amount which the Partnership and the Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s and the Funds’ speculative trading and the recurrence in the markets traded by the Partnership and the Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s and the Funds’ experience to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s and the Funds’ losses in any market sector will be limited to Value at Risk or by the Partnership’s and the Funds’ attempts to manage its market risk.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s investments and investments in the Funds by market category as of June 30, 2008, and the highest, lowest and average values during the three months ended June 30, 2008. All open position trading risk exposures of the Partnership/Funds have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

As of June 30, 2008, the Partnership’s total capital was $47,804,336.

June 30, 2008
(Unaudited)

			Three months ended June 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Currencies:
— Exchange Traded Contracts	132,380	0.28%	$288,950	$68,390	152,073
Energy	160,750	0.34%	239,650	8,250	64,692
Grains	19,000	0.04%	30,000	7,000	16,100
Indices	105,623	0.22%	748,629	75,415	476,275
Interest Rates U.S.	114,150	0.24%	348,950	16,142	130,603
Interest Rates Non-U.S.	203,870	0.42%	576,679	24,501	182,603
— Exchange Traded Contracts	14,750	0.03%	23,500	3,250	10,333
Softs	65,311	0.14%	85,468	33,414	63,619

Total	$815,834	1.71%

*	Average of month-end Values at Risk.

As of June 30, 2008, Campbell Master’s total capital was $181,415,278. The Partnership owned 5.0% of Campbell Master.

June 30, 2008
(Unaudited)

			Three months ended June 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Currencies:
— OTC Contracts	$5,356,092	2.95%	$5,356,092	$2,687,710	$4,282,816
Energy	1,091,200	0.60%	1,689,425	350,150	917,225
Interest Rates U.S.	568,980	0.31%	1,181,910	467,030	907,377
Interest Rates Non-U.S.	2,624,160	1.45%	3,132,142	854,534	2,209,270
Metals:
— Exchange Traded Contracts	19,500	0.01%	168,000	19,500	80,917
— OTC Contracts	360,237	0.20%	398,920	228,353	335,147
Indices	7,776,342	4.29%	7,776,342	3,934,156	5,911,517

Total	$17,796,511	9.81%

*	Average of month-end Values at Risk.

As of June 30, 2008, Willowbridge Master’s total capital was $300,153,753. The Partnership owned 3.5% of Willowbridge Master.

June 30, 2008
(Unaudited)

			Three months ended June 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Currencies:
– Exchange Traded Contracts	$8,004,034	2.67%	8,004,034	$1,195,400	$4,981,921
Energy	5,957,250	1.98%	15,933,000	4,343,750	8,623,000
Grains	5,470,800	1.82%	5,470,800	417,000	3,107,960
Interest Rates U.S.	523,674	0.17%	3,496,800	423,000	1,527,491
Interest Rates Non-U.S.	3,576,411	1.19%	8,375,150	806,274	5,844,469
Livestock	225,600	0.08%	225,600	111,200	149,333
Metals:
– Exchange Traded Contracts	1,833,000	0.61%	4,950,750	916,500	2,742,333
Softs	1,945,800	0.65%	2,071,100	535,800	1,501,133

Total	$27,536,569	9.17%

*	Average of month-end Values at Risk.

As of June 30, 2008, Graham Master’s total capital was $224,385,869. The Partnership owned 4.6% of Graham Master.

June 30, 2008
(Unaudited)

			Three months ended June 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Currencies:
– OTC Contracts	$19,837,251	8.84%	$31,973,478	$18,266,120	$23,671,018
Energy	1,857,150	0.83%	3,930,500	835,225	2,163,498
Grains	1,210,500	0.54%	1,281,500	203,200	547,016
Interest Rates U.S.	290,550	0.13%	638,450	31,860	274,967
Interest Rates Non-U.S.	1,544,641	0.69%	3,159,901	546,990	1,836,321
Metals:
– Exchange Traded Contracts	64,000	0.03%	490,757	8,000	224,419
– OTC Contracts	776,696	0.34%	884,348	151,086	626,188
Softs	551,391	0.25%	609,596	37,571	440,683
Indices	3,950,381	1.76%	4,517,707	631,538	3,473,498

Total	$30,082,560	13.41%

*	Average of month-end Values at Risk.

**	Due to rounding

As of June 30, 2008, Eckhardt Master’s total capital was $26,235,568. The Partnership owned 28.6% of Eckhardt.

June 30, 2008
(Unaudited)

			Three months ended June 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies:
– OTC Contracts	$528,377	2.01%	$623,736	$98,499	$418,598
Energy	539,750	2.06%	859,000	330,250	673,750
Grains	131,500	0.50%	131,500	49,000	103,933
Interest Rates U.S.	19,800	0.08%	207,700	9,000	79,167
Interest Rates Non-U.S.	26,782	0.10%	358,624	26,782	147,449
Metals:
– Exchange Traded Contracts	84,500	0.32%	110,750	21,250	76,500
– OTC Contracts	263,905	1.01%	263,905	87,533	203,531
Softs	138,735	0.53%	138,762	6,446	73,510
Indices	55,000	0.21%	149,749	18,654	74,468

Total	$1,788,349	6.82%

Item 4.	Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Enron

Over the first two quarters of 2008, CGM agreed to settle the following cases, brought by clients of a single law firm in connection with the purchase and holding of Enron securities, and naming Citigroup as a third-party defendant: (1) Ahlich v. Arthur Andersen, L.L.P.; (2) Delgado v. Fastow; (3) Pearson v. Fastow; (4) Rosen v. Fastow; (5) Bullock v. Arthur Andersen, L.L.P.; (6) Choucroun v. Arthur Andersen, L.L.P.; (7) Guy v. Arthur Andersen, L.L.P.; (8) Adams v. Arthur Andersen, L.L.P.; (9) Jose v. Arthur Andersen, L.L.P. and (10) Odam, et al., v. Enron Corp., et al. The amount paid to settle these actions was covered by existing Citigroup litigation reserves.

On May 23, 2008, CGM agreed to settle Silvercreek Management Inc., et al. v. Salomon Smith Barney, Inc., et al., and Silvercreek Management Inc. v. Citigroup Inc., et al., two actions brought by investors in Enron debt securities. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

On July 9, 2008, CGM agreed to settle Public Utility District No. 1 of Snohomish County, Washington v. Citigroup, et al., an action brought by a utility in connection with alleged electricity overcharges by Enron. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

IPO Civil Litigation

On March 26, 2008, the Southern District of New York denied in part and granted in part Defendants’ motions to dismiss the amended complaints in the IPO allocation focus cases.

Subprime Mortgage-Related Litigation

The CGM, among other defendants, filed a motion to dismiss the consolidated amended derivative complaint in the matter In Re Citigroup Inc. Shareholder Derivative Litigation, pending in Delaware Chancery Court, on April 21, 2008.

On June 3, 2008, plaintiffs in In Re American Home Mortgage Securities Litigation, pending in the Eastern District of New York, filed a consolidated amended class action complaint.

On April 11, 2008, plaintiffs in In Re Countrywide Financial Corp. Securities Litigation, pending in the Central District of California, filed a consolidated amended class action complaint. Defendants, including the CGM, filed motions to dismiss on June 10, 2008.

Other Matters

On June 16, 2008, CGM, among other Citigroup related defendants, settled a previously disclosed investigation by the Securities and Exchange Commission arising from the economic and political turmoil in Argentina in the fourth quarter of 2001 and agreed to the entry of a Cease and Desist Order pursuant to Section 21C of the Securities Exchange Act which stated that the defendants violated certain books and records provisions of the Federal securities law by improperly accounting for several Argentina related developments which resulted in an overstatement of after-tax income by $311 million in that quarter. No fine or penalty was imposed and no restatement of prior financial statements was required by the SEC. The defendants consented to the issuance of the Order without admitting or denying the Commission’s findings.

Auction Rate Securities

Several individual and putative class action lawsuits have been filed against CGM related to its marketing, sale and underwriting of auction rate securities (“ARS”). These lawsuits allege, among other things, violations of the federal securities laws, federal investment adviser laws and state common law. Several of the putative class action lawsuits have been consolidated in the Southern District of New York under the caption In Re Citigroup Auction Rate securities Litigation.

On August 7, 2008, CGM reached an agreement in principle with the New York Attorney General, the Securities and Exchange Commission, and other state regulatory agencies regarding marketing and sale of auction rate securities. Among other things, by November 5, 2008, CGM agreed to purchase at par ARS that are not auctioning from all Citigroup individual investors, small institutions and charities that purchased ARS from Citigroup prior to February 11, 2008. CGM also agreed to pay a civil penalty to the New York Attorney General in the amount of $50 million, and a civil penalty to the states in the amount of $50 million.

In addition, the CGM, along with other industry participants, has received subpoenas and/or requests for information from various self regulatory agencies and federal governmental authorities including the SEC, which has issued a formal order of investigation into whether various provisions of the federal securities laws have been violated in connection with the sale of ARS. In addition, the CGM is responding to subpoenas from various state agencies, including those in New York, Texas and Massachusetts.

On May 20, 2008, an investor in Falcon Two, filed a putative class action complaint against Falcon Two and several Citigroup related entities, including CGM, among others, in the Southern District of New York, in an action captioned Ferguson Family Trust v. Falcon.

CGM was named as a defendant in Strategies Two LLC, et al., a case alleging violations of the federal securities laws and Delaware state law in connection with a tender offer for interests in Falcon Two. On June 17, 2008, the Court denied plaintiff’s application for a preliminary injunction.

Several civil litigations have been filed against the CGM and related individuals and entities alleging violations of the federal securities laws and Delaware state law in connection with investments in MAT Five LLC. The putative class action lawsuits have been consolidated in the Southern District of New York under the caption In re MAT Five Securities Litigation. Similar related actions have been filed in California, Delaware and New York state court. The CGM removed the New York state court action to federal court and currently is responding to a motion for a preliminary injunction filed in the Delaware Chancery Court action seeking to enjoin a tender offer interest in MAT Five LLC.

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Part  I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

In June 2008, several bills were proposed in the U.S. Congress in response to record energy and agricultural prices. Some of the pending legislation, if enacted, could limit trading by speculators in futures markets. Other potentially adverse regulatory initiatives could develop suddenly and without notice. At this time Management is unable to determine the potential impact on the Partnership.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Redeemable Units were issued to accredited investors in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. There were no additional sales of Redeemable Units during the three months ended June 30, 2008.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of Shares
			of Shares (or Units)	(or Units) that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Shares	Price Paid per	of Publicly Announced	Purchased Under the
Period	(or Units) Purchased*	Share (or Unit)**	Plans or Programs	Plans or Programs
April 1, 2008 – April 30, 2008	801.2804	$1,713.62	N/A	N/A
May 1, 2008 – May 31, 2008	1,240.4896	$1,782.59	N/A	N/A
June 1, 2008 – June 30, 2008	273.0801	$1,863.90	N/A	N/A
	2,314.8501	$1,768.31

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

Exhibit – 10 – Advisory Agreement among the Partnership, the General Partner and Eckhardt Trading Company.

Exhibit – 31.1 – Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

Exhibit – 31.2 – Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

Exhibit – 32.1 – Section 1350 Certification (Certification of President and Director).

Exhibit – 32.2 — Section 1350 Certification (Certification of Chief Financial Officer and Director).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II

By:	Citigroup Managed Futures LLC
(General Partner)

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	August 14, 2008

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director

Date:	August 14, 2008