Form 10-Q
period 2008-09-30
SMITH BARNEY DIVERSIFIED FUTURES FUND L P II
filed 2008-11-14
CIK 923660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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
55 East 59th Street – 10th Floor
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

Yes X  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See the definitions of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    No X

As of October 31, 2008, 23,877.6219 Limited Partnership Redeemable Units were outstanding.

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II

FORM 10-Q

INDEX

		Page
		Number

PART I – Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at September 30, 2008 and December 31, 2007 (unaudited)	3

	Schedules of Investments at September 30, 2008 and December 31, 2007 (unaudited)	4 – 5

	Statements of Income and Expenses and Partners’ Capital for the three and nine months ended September 30, 2008 and 2007 (unaudited)	6

	Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (unaudited)	7

	Notes to Financial Statements (unaudited)	8 – 14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 – 18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19 – 22

Item 4T.	Controls and Procedures	23

PART II – Other Information		24 – 26
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I

Item 1. Financial Statements

Smith Barney Diversified Futures Fund L.P. II
Statements of Financial Condition
(Unaudited)

	September 30,	December 31,
	2008	2007

Assets:
Investment in Partnerships, at fair value	$34,517,103	$32,241,220
Equity in commodity futures trading account:
Cash	9,440,031	16,092,121
Cash margin	222,481	601,723
Net unrealized appreciation on open futures contracts	112,678	7,545

	44,292,293	48,942,609
Distribution receivable	24,489	63,832
Interest receivable	6,934	33,367

Total assets	44,323,716	$49,039,808

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$221,619	$245,199
Management fees	73,372	81,251
Incentive fees	22,587	285,594
Other	79,183	43,721
Redemptions payable	609,516	973,035

Total liabilities	1,006,277	1,628,800

Partners’ Capital:
General Partner, 748.5217 and 1,893.0788 Unit equivalents outstanding in 2008 and 2007, respectively	1,302,188	3,126,798
Limited Partners, 24,151.0688 and 26,811.2420 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	42,015,251	44,284,210

Total partners’ capital	43,317,439	47,411,008

Total liabilities and partners’ capital	$44,323,716	$49,039,808

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P. II
Schedule of Investments
September 30, 2008
(Unaudited)

		% of Partners’
	Fair Value	Capital

Futures Contracts Purchased

Currencies	$(5,875)	(0.01)%
Indices	445	0.00	*
Interest Rates Non-U.S.	6,702	0.01
Softs	(1,180)	(0.00	)*

Total futures contracts purchased	92	0.00	*

Futures Contracts Sold

Currencies	95,450	0.22
Energy	(540)	(0.00	)*
Grains	3,225	0.01
Indices	926	0.00	*
Interest Rates U.S.	12,153	0.03
Softs	1,372	0.00	*

Total futures contracts sold	112,586	0.26

Net unrealized appreciation on open futures contracts	112,678	0.26

Investment in Partnerships

CMF Willowbridge Argo Master Fund L.P.	9,988,077	23.06
CMF Campbell Master Fund L.P.	8,554,714	19.75
CMF Graham Master Fund L.P.	9,162,812	21.15
CMF Eckhart Master Fund L.P.	6,811,500	15.72

Total investment in Partnerships	34,517,103	79.68

Total fair value	$34,629,781	79.94%

*	Due to rounding.

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P. II
Schedule of Investments
December 31, 2007
(Unaudited)

		% of Partners’
	Fair Value	Capital

Futures Contracts Purchased

Currencies	$(16,975)	(0.04)%
Energy	3,447	0.01
Grains	9,775	0.02
Indices	(2,596)	(0.01)
Interest Rates U.S.	26,194	0.06
Interest Rates Non-U.S	22,213	0.05
Metals	5,141	0.01
Softs	(4,630)	(0.01)

Total futures contracts purchased	42,569	0.09

Futures Contracts Sold

Currencies	14,925	0.03
Energy	466	0.00 *
Grains	(9,563)	(0.02)
Indices	826	0.00 *
Livestock	(300)	(0.00)*
Interest Rates Non-U.S.	382	0.00 *
Metals	(4,225)	(0.01)
Softs	(37,535)	(0.07)

Total futures contracts sold	(35,024)	(0.07)

Net unrealized appreciation on open futures contracts	7,545	0.02

Investment in Partnerships

CMF Willowbridge Argo Master Fund L.P.	8,331,766	17.57
CMF Campbell Master Fund L.P.	12,609,331	26.60
CMF Graham Capital Master Fund L.P.	11,300,123	23.83

Total investment in Partnerships	32,241,220	68.00

Total fair value	$32,248,765	68.02%

*	Due to rounding

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P. II
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized gains (losses) on closed positions and foreign currencies	$(1,271,741)	$731,112	$492,206	$1,719,610
Change in net unrealized gains (losses) on open positions and investment in Partnerships	(959,851)	(2,652,479)	5,401,595	753,717

Gain (loss) from trading, net	(2,231,592)	(1,921,367)	5,893,801	2,473,327
Interest income	31,890	145,682	134,096	460,323

Total income (loss)	(2,199,702)	(1,775,685)	6,027,897	2,933,650

Expenses:
Brokerage commissions, including clearing fees of $28,903, $70,721, $122,031 and $199,211, respectively	701,266	819,604	2,272,275	2,522,265
Management fees	221,166	242,666	705,287	749,387
Incentive fees	22,587	—	391,213	—
Other	39,740	33,767	99,577	77,717

Total expenses	984,759	1,096,037	3,468,352	3,349,369

Net income (loss)	(3,184,461)	(2,871,722)	2,559,545	(415,719)
Additions – General Partners	—	—	—	1,441,407
Redemptions – Limited Partners	(1,302,436)	(1,353,266)	(4,653,114)	(5,283,201)
Redemptions – General Partner	—	—	(2,000,000)	—

Net increase (decrease) in Partners’ Capital	(4,486,897)	(4,224,988)	(4,093,569)	(4,257,513)
Partners’ Capital, beginning of period	47,804,336	52,455,917	47,411,008	52,488,442

Partners’ Capital, end of period	$43,317,439	$48,230,929	$43,317,439	$48,230,929

Net Asset Value per Unit (24,899.5905 and 31,193.3643 Units outstanding at September 30, 2008 and 2007, respectively)	$1,739.68	$1,546.19	$1,739.68	$1,546.19

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(124.22)	$(89.00)	$87.98	$(12.84)

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P. II
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$2,559,545	$(415,719)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Partnership’s	(7,000,000)	(838,042)
Proceeds from sale of investment in Partnerships	10,059,922	7,206,125
Net unrealized (appreciation) depreciation on investment in Partnerships	(5,335,805)	(530,910)
(Increase) decrease in cash margin	379,242	(505,463)
(Increase) decrease in net unrealized appreciation on open futures contracts	(105,133)	(222,807)
(Increase) decrease in distribution receivable	39,343	—
(Increase) decrease in interest receivable	26,433	9,346
Accrued expenses:
Increase (decrease) in brokerage commissions	(23,580)	(24,459)
Increase (decrease) in management fees	(7,879)	(8,093)
Increase (decrease) in incentive fees	(263,007)	—
Increase (decrease) in other	35,462	(11,691)

Net cash provided by (used in) operating activities	364,543	4,658,287

Cash flows from financing activities:
Proceeds from additions – General Partner	—	1,441,407
Payments for redemptions – Limited Partners	(5,016,633)	(5,873,170)
Payments for redemptions – General Partners	(2,000,000)	—

Net cash provided by (used in) financing activities	(7,016,633)	(4,431,763)

Net change in unrestricted cash	(6,652,090)	226,524
Cash, at beginning of period	16,092,121	15,351,983

Cash, at end of period	$9,440,031	$15,578,507

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
September 30, 2008
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

As of September 30, 2008, all trading decisions are made for the Partnership by Capital Fund Management SA (“CFM”), Graham Capital Management L.P. (“Graham”), Campbell & Co., Inc. (“Campbell”), Willowbridge Associates Inc. (“Willowbridge”) and Eckhardt Trading Company (“Eckhardt”) (each an “Advisor” and collectively, the “Advisors”). Eckhardt was added as an advisor to the Partnership on April 1, 2008.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2008 and December 31, 2007, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2008 and 2007 and its cash flows for the nine months ended September 30, 2008 and 2007. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2007.

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

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net realized and unrealized gains (losses) *	$(114.30)	$(84.89)	$127.53	$(1.59)
Interest income	1.25	4.58	4.92	14.09
Expenses **	(11.17)	(8.69)	(44.47)	(25.34)

Increase (decrease) for the period	(124.22)	(89.00)	87.98	(12.84)
Net Asset Value per Redeemable Unit, beginning of period	1,863.90	1,635.19	1,651.70	1,559.03

Net Asset Value per Redeemable Unit, end of period	$1,739.68	$1,546.19	$1,739.68	$1,546.19

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
September 30, 2008
(Unaudited)

Financial Highlights (continued):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Ratio to average net assets: ***
Net investment income (loss) before incentive fees ****	(8.3)%	(7.7)%	(8.7)%	(7.7)%

Operating expenses	8.6%	8.8%	9.0%	8.9%
Incentive fees	0.1%	—%	0.9%	—%

Total expenses	8.7%	8.8%	9.9%	8.9%

Total return:
Total return before incentive fees	(6.6)%	(5.4)%	6.3%	(0.8)%
Incentive fees	(0.1)%	—%	(1.0)%	—%

Total return after incentive fees	(6.7)%	(5.4)%	5.3%	(0.8)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the nine and twelve months ended September 30, 2008 and December 31, 2007, based on a monthly calculation, were $157,765 and $150,327, respectively. The fair values of these commodity interests, including options thereon, if applicable, at September 30, 2008 and December 31, 2007, were $112,678 and $7,545, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

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
September 30, 2008
(Unaudited)

measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included in equity in commodity futures trading account. Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Income and Expenses and Partners’ Capital.

Fair Value Measurements.  The Partnership adopted Statements of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership considers prices for exchange traded commodity futures and actively traded forward and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of September 30, 2008, the Partnership did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	9/30/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Partnerships	$34,517,103	$—	$34,517,103	$—
Futures	112,678	112,678	—	—

Total assets	34,629,781	112,678	34,517,103	—

Total fair value	$34,629,781	$112,678	$34,517,103	$—

5.	Investment in Partnerships:

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
September 30, 2008
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

As of September 30, 2008, the Partnership owned approximately 5.8%, 3.5%, 4.5% and 28.5%, of Campbell Master, Willowbridge Master, Graham Master, and Eckhardt Master, respectively. As of December 31, 2007, the Partnership owned approximately 5.8%, 3.9%, and 5.3%, of Campbell Master, Willowbridge Master, and Graham Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. It is Campbell’s, Willowbridge’s, Graham’s and Eckhardt’s intention to continue to invest the assets allocated to each by the Partnership in Campbell Master, Willowbridge Master, Graham Master and Eckhardt Master, respectively. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
September 30, 2008
(Unaudited)

Summarized information reflecting the total assets, liabilities and capital of the Funds are shown in the following tables.

	September 30, 2008
	Total Assets	Total Liabilities	Total Capital

Willowbridge Master	$287,503,914	$249,408	$287,254,506
Campbell Master	154,427,267	7,239,412	147,187,855
Graham Master	232,440,697	27,525,390	204,915,307
Eckhardt Master	24,179,253	238,266	23,940,987

Total	$698,551,131	$35,252,476	$663,298,655

	December 31, 2007
	Total Assets	Total Liabilities	Total Capital

Willowbridge Master	$213,552,209	$497,187	$213,055,022
Campbell Master	226,825,488	10,129,288	216,696,200
Graham Master	223,277,892	9,683,505	213,594,387

Total	$663,655,589	$20,309,980	$643,345,609

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds are shown in the following tables.

	September 30, 2008		For the three months ended September 30, 2008
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Fund	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Willowbridge Master	23.06%	$9,988,077	$331,188	$4,248	$325	$326,615	Commodity Portfolio	Monthly
Campbell Master	19.75%	8,554,714	(243,429)	1,582	472	(245,483)	Financials, Metals & Energy Portfolio	Monthly
Graham Master	21.15%	9,162,812	(379,104)	11,265	298	(390,667)	Commodity Portfolio	Monthly
Eckhardt Master	15.72%	6,811,500	(460,539)	3,403	3,639	(467,581)	Commodity Portfolio	Monthly

Total		$34,517,103	$(751,884)	$20,498	$4,734	$(777,116)

	September 30, 2008		For the nine months ended September 30, 2008
	% of					Net
	Partnership’s	Fair	Income	Expense		Income	Investment	Redemption
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objectives	Permitted
Willowbridge Master	23.06%	$9,988,077	$3,226,237	$11,624	$982	$3,213,631	Commodity Portfolio	Monthly
Campbell Master	19.75%	8,554,714	433,364	5,520	1,417	426,427	Financials, Metals & Energy Portfolio	Monthly
Graham Master	21.15%	9,162,812	1,548,768	41,988	1,124	1,505,656	Commodity Portfolio	Monthly
Eckhardt Master	15.72%	6,811,500	172,406	6,003	15,655	150,748	Commodity Portfolio	Monthly

Total		$34,517,103	$5,380,775	$65,135	$19,178	$5,296,462

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
September 30, 2008
(Unaudited)

	December 31, 2007		For the three months ended September 30, 2007
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

							Commodity
Willowbridge Master	17.57%	$8,331,766	$(266,111)	$ 3,383	$302	$(269,796)	Portfolio	Monthly
							Financials, Metals & Energy
Campbell Master	26.60%	12,609,331	(2,380,046)	3,224	666	(2,383,936)	Portfolio	Monthly
Graham Master	23.83%	11,300,123	(109,037)	11,291	489	(120,817)	Commodity Portfolio	Monthly

Total		$32,241,220	$(2,755,194)	$ 17,898	$1,457	$(2,774,549)

	December 31, 2007		For the nine months ended September 30, 2007
	% of					Net
	Partnership’s	Fair	Income	Expense		Income	Investment	Redemption
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objectives	Permitted
Willowbridge Master	17.57%	$8,331,766	$(35,085)	$16,614	$1,205	$(52,904)	Commodity Portfolio	Monthly
Campbell Master	26.60%	12,609,331	(850,108)	12,179	1,826	(864,113)	Financials Metal & Energy Portfolio	Monthly
Graham Master	23.83%	11,300,123	1,481,222	31,847	1,448	1,447,927	Commodity Portfolio	Monthly

Total		$32,241,220	$596,029	$60,640	$4,479	$530,910

6.	Financial Instrument Risks:

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
September 30, 2008
(Unaudited)

loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership and the Funds have credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership’s and the Funds’ assets is CGM.

As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership does not consider these contracts to be guarantees as described in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees” (“FIN 45”).

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods and services. Its only assets are its investment in Partnerships, distribution receivable, and equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such losses occurred during the third quarter of 2008.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits if any.

For the nine months ended September 30, 2008, Partners’ Capital decreased 8.6% from $47,411,008 to $43,317,439. This decrease was attributable to the redemptions of 2,660.1732 Redeemable Units of Limited Partnership Interest resulting in an outflow of $4,653,114 and 1,144.5571 General Partner Unit equivalents totaling $2,000,000, which was partially offset by net income from operations of 2,559,545. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Fair Value Measurements.   For disclosures related to fair value measurements pursuant to SFAS 157, refer to note 4 in the notes to financial statements.

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

In 2007, the Partnership adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current period. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the nine months ended September 30, 2008 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2004.

Recent Accounting Pronouncements.  On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The standard expands the disclosure requirements for derivatives and hedged items and has no impact on how the Partnership accounts for derivatives (the Partnership does not have hedged items). Management is evaluating the enhanced disclosure requirements and does not believe that there will be any material impact on the financial statement disclosures.

Results of Operations

     During the Partnership’s third quarter of 2008, the Net Asset Value per Redeemable Unit decreased 6.7% from $1,863.90 to $1,739.68 as compared to a decrease of 5.4% in the third quarter of 2007. The Partnership experienced a net trading loss (comprised of net realized gains (losses) on closed positions and change in net unrealized gains (losses) on open positions and investment in Partnerships) before brokerage commissions and related fees in the third quarter of 2008 of $2,231,592. Losses were primarily attributable to the Partnership’s and the Funds’ trading of commodity futures in currencies, energy, grains, non-U.S. interest rates, livestock and softs and were partially offset by gains in metals, U.S. interest rates and indices. The Partnership experienced a net trading loss (comprised of net realized gains (losses) on closed positions and change in net unrealized gains (losses) on open positions and investment in Partnerships) before brokerage commissions and fees in the third quarter of 2007 of $1,921,367. Losses were primarily attributable to the trading of commodity futures in indices, softs, metals, livestock, non-U.S. interest rates and currencies, and were partially offset by gains in energy, grains and U.S. interest rates.

The third quarter of 2008 finished with one of the most unstable and volatile months in the history of the U.S. financial markets. During the quarter, the world’s credit markets virtually seized up, commodity prices plunged and most major equity indices declined significantly, while some of the largest U.S. financial institutions were under pressure. High volatility across most market sectors was a manifestation of investor fears and anxiety. The lingering but still powerful effect of the housing and sub-prime credit crisis continued to wreak havoc on Wall Street, while generating social and political acrimony across the U.S. as the nation debated the cost and merit of the government’s policy response. Amid this backdrop, the Partnership suffered small losses for the quarter from energy, currencies and agricultural commodities.

Slowing economic conditions around the globe and record high prices in many markets raised concerns that demand for energies and other raw materials would fall. Crude prices reached a new record high in mid-July on supply threats in Nigeria and Brazil and raised tensions over the Iranian nuclear program. However, the subsequent correction was severe, with prices falling around fifteen percent from intra-month highs. Losses were taken most notably in July during the initial reversal and continued throughout the quarter. The U.S. Dollar experienced steep declines in early September, only to reverse late month in a dramatic rise as the financial crisis reached Europe. Short position in Japanese Yen also contributed to losses as exchange rates fell sharply from 108.80 down to 104.66 in the first half of September. In grains markets, losses were realized in corn positions as prices declined in connection to demand for ethanol. Prices in the soybean complex also fell sharply in July as near-perfect weather improved crop conditions and averted potential supply disruptions by revoking escalating taxes on exports.

Profits generated from trading equity indices only partially offset losses for the quarter. Equity markets gyrated wildly as market participants waited on a bailout plan from the U.S. Congress to buy risky mortgage securities directly from banks. Short positions in global equity indices provided gains for the Partnership.

During the Partnership’s nine months ended September 30, 2008, the Net Asset Value per Redeemable Unit increased 5.3% from $1,651.70 to $1,739.68, as compared to a decrease of 0.8% during the nine months ended September 30, 2007. The Partnership experienced a net trading gain (comprised of net realized gains (losses) on closed positions and change in net unrealized gains (losses) on open positions and investment in partnerships’) before brokerage commissions and related fees during the nine months ended September 30, 2008 of $5,893,801. Gains were primarily attributable to the Partnership’s and the Funds’ trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, metals, livestock, and indices and were partially offset by losses in softs. The Partnership experienced a net trading gain (comprised of net realized gains (losses) on closed positions and changes in net unrealized gains (losses) on open positions and investment in Partnerships) before brokerage commissions and related fees in the nine months ended September 30, 2007 of $2,473,327. Gains were primarily attributable to the trading of commodity futures in currencies, non-U.S. interest rates and indices and were partially offset by losses in energy, grains, U.S. interest rates, livestock, metals and softs.

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

Interest income on 80% of the Partnership’s daily equity average maintained in cash was earned at the 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and nine months ended September 30, 2008 decreased by $113,792 and $326,227, respectively, as compared to the corresponding periods in 2007. This decrease was due to lower daily equity average maintained in cash and lower U.S. Treasury bill rates during the three and nine months ended September 30, 2008 as compared to the corresponding periods in 2007.

Brokerage commissions are calculated as a percentage of the Partnership’s net asset value as of the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and nine months ended September 30, 2008 decreased by $118,338 and $249,990, respectively, as compared to the corresponding periods in 2007. The decrease in brokerage commissions and fees is due to lower average net assets during the three and nine months ended September 30, 2008 as compared to the corresponding periods in 2007.

Management fees are calculated on the portion of the Partnership’s net asset value allocated to each Advisor at the end of the month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2008 decreased by $21,500 and $44,100, respectively, as compared to the corresponding periods in 2007. The decrease in management fees is due to lower average net assets during the three and nine months ended September 30, 2008 as compared to the corresponding periods in 2007.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2008 resulted in incentive fees of $22,587 and $391,213, respectively. There were no incentive fees earned for the three and nine months ended September 30, 2007.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s investments and investments in the Funds by market category as of September 30, 2008, and the highest, lowest and average values during the three months ended September 30, 2008. All open position trading risk exposures of the Partnership/Funds have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

As of September 30, 2008, the Partnership’s total capital was $43,317,439.

September 30, 2008
(Unaudited)

			Three months ended September 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Currencies:
— Exchange Traded Contracts	84,405	0.20%	$359,490	$35,395	151,181
Energy	9,250	0.02%	279,800	395	161,133
Grains	1,500	0.00%**	25,600	1,500	8,300
Indices	15,137	0.04%	1,058,238	15,137	374,389
Interest Rates U.S.	27,200	0.06%	277,950	11,330	117,400
Interest Rates Non-U.S.	35,477	0.08%	342,302	35,477	135,221
Softs	4,650	0.01%	81,593	4,650	41,779

Total	$177,619	0.41%

*	Average of month-end Values at Risk.
**	Due to rounding.

As of September 30, 2008, Campbell Master’s total capital was $147,187,855. The Partnership owned approximately 5.8% of Campbell Master.

September 30, 2008
(Unaudited)

			Three months ended September 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Currencies:
— OTC Contracts	$2,876,841	1.96%	$6,459,319	$2,876,841	$4,601,348
Energy	541,660	0.37%	1,300,850	541,660	756,787
Interest Rates U.S.	1,312,600	0.89%	1,754,540	597,450	1,482,057
Interest Rates Non-U.S.	1,750,301	1.19%	2,596,726	1,509,566	1,787,253
Metals:
— Exchange Traded Contracts	110,000	0.07%	176,000	7,500	80,417
— OTC Contracts	171,734	0.12%	468,207	171,734	252,869
Indices	2,654,457	1.80%	8,798,196	2,654,457	4,060,971

Total	$9,417,593	6.40%

*	Average of month-end Values at Risk.

As of September 30, 2008, Willowbridge Master’s total capital was $287,254,506. The Partnership owned approximately 3.5% of Willowbridge Master.

September 30, 2008
(Unaudited)

			Three months ended September 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Currencies:
– Exchange Traded Contracts	$2,172,488	0.75%	$11,556,229	$1,289,789	$5,293,563
Energy	1,926,250	0.67%	6,294,750	1,926,250	2,861,283
Grains	1,541,000	0.54%	5,325,300	201,000	1,334,333
Interest Rates Non-U.S.	1,568,237	0.55%	4,420,669	1,014,083	3,125,016
Livestock	53,600	0.02%	220,000	53,600	54,400
Metals:
– Exchange Traded Contracts	770,500	0.27%	6,385,000	770,500	1,450,917
Softs	663,300	0.23%	2,169,500	120,600	524,700

Total	$8,695,375	3.03%

*	Average of month-end Values at Risk.

As of September 30, 2008, Graham Master’s total capital was $204,915,307. The Partnership owned approximately 4.5% of Graham Master.

September 30, 2008
(Unaudited)

			Three months ended September 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Currencies:
– Exchange Trading Contracts	$18,000	0.01%	$34,000	$4,400	$18,000
– OTC Contracts	9,276,313	4.53%	27,527,348	7,928,147	19,253,186
Energy	1,418,960	0.69%	2,825,275	335,875	1,013,172
Grains	657,800	0.32%	1,045,500	66,550	361,157
Interest Rates U.S.	320,600	0.16%	2,381,150	24,142	691,367
Interest Rates Non-U.S.	1,150,706	0.56%	3,767,848	461,503	1,814,976
Livestock	21,600	0.01%	21,600	800	10,500
Metals:
– Exchange Traded Contracts	285,250	0.14%	656,500	92,000	245,197
– OTC Contracts	641,670	0.31%	1,415,425	374,315	536,684
Softs	551,663	0.27%	596,579	293,730	480,354
Indices	1,980,731	0.97%	5,270,747	1,227,969	2,934,659

Total	$16,323,293	7.97%

*	Average of month-end Values at Risk.

As of September 30, 2008, Eckhardt Master’s total capital was $23,940,987. The Partnership owned approximately 28.5% of Eckhardt.

September 30, 2008
(Unaudited)

			Three months ended September 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Energy	$9,250	0.04%	$602,000	$9,250	$52,833
Grains	22,000	0.09%	131,500	22,000	48,733
Interest Rates U.S.	248,900	1.04%	693,100	19,800	320,650
Interest Rates Non-U.S.	209,995	0.88%	501,299	26,466	174,295
Softs	19,059	0.08%	146,081	12,489	49,197

Total	$509,204	2.13%

*	Average of month-end Values at Risk.

Item 4T.	Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as updated by our Quarterly Report on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.
Research Analyst Litigation
     On September 30, 2008, the Court of Appeals for the Second Circuit vacated the District Court’s order granting class certification in the matter IN RE SALOMON ANALYST METROMEDIA. Thereafter, on October 1, 2008, the parties reached a settlement pursuant to which Citigroup will pay $35 million to members of the settlement class that purchased or otherwise acquired MFN securities during the class period. The settlement is subject to judicial approval. The proposed settlement amount is covered by existing litigation reserves.
Subprime-Mortgage-Related Litigation
     Citigroup Inc., Citigroup Global Markets Inc. and several current and former officers and directors, and numerous other financial institutions, have been named as defendants in a class action lawsuit filed on September 30, 2008, alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933 arising out of offerings of Citigroup securities issued in 2006 and 2007. This action, LOUISIANA SHERIFFS’ PENSION AND RELIEF FUND v. CITIGROUP INC., et al., is currently pending in New York state court.
     Citigroup Global Markets Inc., along with numerous other firms, has been named as a defendant in several lawsuits by shareholders of Ambac Financial Group, Inc. for which CGMI underwrote securities offerings. These actions assert that CGMI violated Sections 11 and 12 of the Securities Act of 1933 arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with those offerings. Several of these actions have been consolidated under the caption IN RE AMBAC FINANCIAL GROUP, INC. SECURITIES LITIGATION, pending in the United States District Court for the Southern District of New York, and in which a consolidated amended class action complaint was filed on August 22, 2008.
     On September 12, 2008, defendants, including Citigroup Inc. and Citigroup Global Markets Inc., moved to dismiss the complaint in IN RE AMERICAN HOME MORTGAGE SECURITIES LITIGATION.
Auction Rate Securities-Related Litigation
     On September 19, 2008, MILLER v. CALAMOS GLOBAL DYNAMIC INCOME FUND, et al., which had been pending in the United States District Court for the Southern District of New York and in which Citigroup Global Markets Inc. had been named as a defendant, was voluntarily dismissed.
     On August 25, 2008, Lead Plaintiffs in IN RE CITIGROUP AUCTION RATE SECURITIES LITIGATION, pending in the United States District Court for the Southern District of New York, filed an amended consolidated class action complaint.
     Citigroup Inc. and Citigroup Global Markets Inc., along with numerous other financial institutions, have been named as defendants in several lawsuits alleging that defendants artificially restrained trade in the market for auction rate securities in violation of the Sherman Act. These actions are (1) MAYOR AND CITY COUNCIL OF BALTIMORE, MARYLAND v. CITIGROUP INC., et al., and (2) MAYFIELD v. CITIGROUP INC., et al., and both are pending in the United States District Court for the Southern District of New York.
     On August 7, 2008, Citigroup reached a settlement with the New York Attorney General, the Securities and Exchange Commission, and other state regulatory agencies, pursuant to which Citigroup agreed to offer to purchase at par ARS that are not auctioning from all Citigroup individual investors, small institutions (as defined by the terms of the settlement), and charities that purchased ARS from Citigroup prior to February 11, 2008. In addition, Citigroup agreed to pay a $50 million fine to the State of New York and a $50 million fine to the other state regulatory agencies.
     A consolidated amended class action complaint was filed in IN RE MAT FIVE SECURITIES LITIGATION on October 2, 2008.
     On July 21, 2008, the Court approved the voluntary dismissal without prejudice of FERGUSON FAMILY TRUST v. FALCON STRATEGIES TWO LLC, et al.
     Citigroup and its administration and investment committees filed a motion to dismiss the purported class action complaint in LEBER v. CITIGROUP, INC., et al., on August 29, 2008. The motion is currently pending.

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Part  I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

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

The Redeemable Units were issued to accredited investors in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. There were no additional sales of Redeemable Units during the three months ended September 30, 2008.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of Shares
			of Shares (or Units)	(or Units) that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Shares	Price Paid per	of Publicly Announced	Purchased Under the
Period	(or Units) Purchased*	Share (or Unit)**	Plans or Programs	Plans or Programs
July 1, 2008 – July 31, 2008	302.3759	$1,749.39	N/A	N/A
August 1, 2008 – August 31, 2008	95.1686	$1,722.70	N/A	N/A
September 1, 2008 – September 30, 2008	350.3611	$1,739.68	N/A	N/A
	747.9056	$1,741.45

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

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007, and quarterly report on Form 10-Q filed for the quarters ended March 31, 2008 and June 30, 2008.

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

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II

By:	Citigroup Managed Futures LLC
(General Partner)

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	November 14, 2008

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director

Date:	November 14, 2008