Form 10-K
period 2008-12-31
SMITH BARNEY DIVERSIFIED FUTURES FUND L P II
filed 2009-03-31
CIK 923660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
55 East 59th Street - 10th Fl.
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
Yes  X                      No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X].
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer	Accelerated filer	Non-accelerated filer X (Do not check if a smaller reporting company)	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes                           No  X
Limited Partnership Redeemable Units with an aggregate value of $46,409,166 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 28, 2009, 22,111.8712 Limited Partnership Redeemable Units were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

PART I
Item 1. Business.
     (a) General Development of Business. Smith Barney Diversified Futures Fund L.P. II (the “Partnership”) is a limited partnership organized on May 10, 1994 under the partnership laws of the State of New York. The Partnership commenced trading operations on January 17, 1996. The Partnership may engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options, swaps and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.
     A Registration Statement on Form S-1 (File No. 033-79244) relating to the public offering became effective on August 21, 1995. Beginning August 21, 1995, 100,000 redeemable units of Limited Partnership Interest (“Redeemable Units”) were publicly offered at $1,000 per Redeemable Unit for a period of ninety days, subject to increase for up to an additional sixty days at the sole discretion of the general partner. Between August 21, 1995 (commencement of the offering period) and January 16, 1996, 8,529 Redeemable Units were sold at $1,000 per Redeemable Unit. Proceeds of the offering were held in an escrow account and were transferred, along with the general partner’s contribution of $87,000, to the Partnership’s trading account on January 17, 1996 when the Partnership commenced trading. An additional 100,000 Redeemable Units were registered on a Registration Statement on Form S-1 (File No. 333-03538) effective May 29, 1996 and an additional 150,000 Redeemable Units were registered on a Registration Statement on Form S-1 (File No. 333-25239) effective April 15, 1997. The Partnership no longer offers Redeemable Units for sale. Redemptions of Redeemable Units for the years ended December 31, 2008, 2007 and 2006 are reported in the Statements of Changes in Partners’ Capital on page F-12 under ''Item 8. Financial Statements and Supplementary Data.’’
     Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (“CGM”). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. (“Citigroup”).
     On January 13, 2009, Citigroup Inc. reached a definitive agreement to sell CGM’s division, Smith Barney, which includes Smith Barney in the U.S., Smith Barney in Australia and Quilter in the U.K., to a joint venture to be formed with Morgan Stanley. The joint venture, to be called Morgan Stanley Smith Barney, will combine the sold businesses with Morgan Stanley’s Global Wealth Management Group. Upon closing, Morgan Stanley will own 51% and Citigroup will own 49% of the joint venture. Morgan Stanley and Citigroup will have various purchase and sale rights for the joint venture, but Citigroup is expected to retain the full amount of its stake at least through year three and to continue to own a significant stake in the joint venture at least through year five. The transaction, which is subject to and contingent upon regulatory approvals and other customary closing conditions, is expected to close the third quarter of 2009.
     As of December 31, 2008, all trading decisions are made for the Partnership by Capital Fund Management SA (“CFM”), Campbell & Co., Inc. (“Campbell”), Willowbridge Associates Inc. (“Willowbridge”), Graham Capital Management L.P. (“Graham”) and Eckhardt Trading Company (“Eckhardt”) (each an “Advisor” and collectively, the “Advisors”). Eckhardt was added as an Advisor to the Partnership on April 1, 2008. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership.
     The General Partner has agreed to make capital contributions, if necessary, so that its General Partnership Interest will be equal to the greater of (i) an amount to entitle it to 1% of each material item of Partnership income, loss, deduction or credit and (ii) the greater of (a) 1% of the partners’ contributions to the Partnership or (b) $25,000. The Partnership will be liquidated upon the first of the following to occur: December 31, 2014; the Net Asset Value per Redeemable Unit falls below $400 as of the close of any business day; or under certain circumstances as defined in the limited partnership agreement of the Partnership (the “Limited Partnership Agreement”).
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
     On April 1, 2006, the assets allocated to Graham for trading were invested in the CMF Graham Capital Master Fund L.P. (“Graham Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 11,192.9908 units of Graham Master with cash of $11,192,991. Graham Master was formed in order to permit commodity pools managed now or in the future by Graham using Graham’s Multi-Trend Program at 125% Leverage, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.
     On April 1, 2008, the assets allocated to Eckhardt for trading were invested in the CMF Eckhardt Master Fund L.P. (“Eckhardt Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 7,000.0000 units of Eckhardt Master with cash of $7,000,000. Eckhardt Master was formed in order to permit commodity pools managed now or in the future by Eckhardt using Eckhardt’s Standard Program, to invest together in one trading vehicle. The General Partner is also the general partner of Eckhardt Master. Individual and pooled accounts currently managed by Eckhardt, including the Partnership, are permitted to be limited partners of Eckhardt Master. The General Partner and Eckhardt believe that trading through this structure should promote efficiency and economy in the trading process.
     Campbell Master’s, Willowbridge Master’s, Graham Master’s and Eckhardt Master’s (the “Funds”) and the Partnership’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds and the Partnership engage in such trading through a commodity brokerage account maintained with CGM.
     A Limited Partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The units are classified as a liability when the Limited Partner elects to redeem and inform the Funds.
     Management and incentive fees are charged at the Partnership level. All exchange, clearing, user, give up, floor brokerage and National Futures Association (“NFA”) fees (collectively the “clearing fees”) are borne by the Partnership and through its investments in the Funds. All other fees including CGM’s direct brokerage commissions are charged at the Partnership level.
     As of December 31, 2008 the Partnership owned approximately 5.9%, 3.4%, 4.7% and 30.7%, of Campbell Master, Willowbridge Master, Graham Master and Eckhardt Master, respectively. As of December 31, 2007 the Partnership owned approximately 5.8%, 3.9% and 5.3%, of Campbell Master, Willowbridge Master and Graham Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. Campbell, Willowbridge, Graham and Eckhardt intend to continue to invest the assets allocated to each by the Partnership in Campbell Master, Willowbridge Master, Graham Master and Eckhardt Master. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.
     Pursuant to the terms of the management agreements (the “Management Agreements”), the Partnership pays each Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor. Month-end Net Assets for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees. The Management Agreements may be terminated upon notice by either party.
     In addition, the Partnership is obligated to pay each Advisor an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership, except Graham, which will receive an incentive fee of 10% of New Trading Profits on the first $5,000,000 and 20% of New Trading Profits for all such profits in excess of $5,000,000.

     The Partnership has entered into a customer agreement (the “Customer Agreement”) with CGM, which provides that the Partnership pays CGM a monthly brokerage commission equal to 1/2 of 1% of month-end Net Assets allocated to the Advisors (6% per year) in lieu of brokerage commissions on a per trade basis. Month-end Net Assets for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of accrued expenses and redemptions payable. CGM pays a portion of its brokerage commissions to its financial advisors who have sold Redeemable Units and who are registered as associated persons with the Commodity Futures Trading Commission (the “CFTC”). The Partnership will pay for the clearing fees directly and through its investment in the Funds. Brokerage commissions will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. In addition, CGM pays the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. CGM may continue to maintain the Partnership’s assets in cash and/or place all the Partnership’s assets in a 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. The Customer Agreement gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.
     (b) Financial Information about Industry Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in the sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, is set forth under “Item 6. Selected Financial Data.” The Partnership’s Capital as of December 31, 2008, was $44,393,328.
     (c) Narrative Description of Business.
See Paragraphs (a) and (b) above.
(i) through (xii) — Not applicable.
(xiii) — The Partnership has no employees.
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

     Regardless of its trading performance, the Partnership will incur fees and expenses, including brokerage commissions and management fees. Substantial incentive fees may be paid to one or more of the Advisors even if the Partnership experiences a net loss for the full year.
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
     New regulation may impact the Partnership’s trading.
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
Item 2. Properties.
     The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, Citigroup.
Item 3. Legal Proceedings.
     This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which CGMHI or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.
     CGM is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. CGM is registered as a broker-dealer and futures commission merchant (“FCM”), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. CGM and its affiliates also provide investment banking and other financial services for clients worldwide.

     There have been no material administrative, civil or criminal actions within the past five years against Citigroup Global Markets (formerly known as Salomon Smith Barney) or any of its individual principals and no such actions are currently pending, except as follows.
Regulatory Matters
     Both the Department of Labor and the Internal Revenue Service (“IRS”) have advised Citigroup Global Markets that they were or are reviewing transactions in which Ameritech Pension Trust purchased from Citigroup Global Markets and certain affiliates approximately $20.9 million in participations in a portfolio of motels owned by Motels of America, Inc. and Best Inns, Inc. With respect to the IRS review, Citigroup Global Markets and certain affiliated entities have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989.
IPO Civil Litigation
     In April 2002, consolidated amended complaints were filed against Citigroup Global Markets and other investment banks named in numerous alleged class actions filed in the United States District Court for the Southern District of New York, alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. On February 19, 2003, the court issued an opinion denying defendants’ motion to dismiss.
     On October 13, 2004, the court granted in part the motion to certify class actions for six focus cases in the securities litigation. Citigroup Global Markets is not a defendant in any of the six focus cases.
     On June 30, 2005, the United States Court of Appeals for the Second Circuit entered an order in In Re: Initial Public Offering Securities Litigation agreeing to review the district court’s order granting plaintiffs’ motion for class certification. On December 5, 2006, the Second Circuit reversed the district court’s class certification order. The plaintiffs filed a petition for rehearing in January 2007. On April 6, 2007, the Second Circuit panel that reversed the district court’s class certification decision denied plaintiffs’ petition for rehearing, and on May 18, 2007, the Second Circuit denied plaintiffs’ petition for rehearing en banc. On August 14, 2007, plaintiffs filed amended complaints in the six focus cases as well as amended master allegations for all cases in the coordinated proceedings. On September 27, 2007, plaintiffs filed a motion to certify new classes in the six focus cases. Defendants moved to dismiss the amended pleadings in November 2007 and filed an opposition to the new motion for class certification in December 2007.

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
     In September 2003, Citigroup Global Markets (and Citigroup and various Citigroup-affiliates) were named as defendants in an adversary proceeding, Enron v. Citigroup, et al. (In re Enron Corp., et al.), filed by Enron in its chapter 11 bankruptcy proceedings against entities that purchased Enron bankruptcy claims from Citigroup, seeking to disallow or to subordinate those claims. The case was scheduled for trial beginning April 28, 2008. Additionally, in November 2003, Enron filed an additional adversary action against Citigroup Global Markets (and Citibank) seeking to recover fees paid to Citigroup Global Markets in connection with the proposed Enron-Dynegy merger. Discovery is proceeding in that action.
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
     In April 2005, Citigroup, along with other financial institution defendants, reached an agreement-in-principle to settle four state-court actions brought by various investment funds, which were not previously consolidated or coordinated with other actions. The four cases are OCM Opportunities Fund III, L.P., et al. v. Citigroup Inc., et al.; Pacific Investment Management Co. LLC, et al. v. Citigroup Inc., et al.; AUSA Life Insurance v. Citigroup Inc., et al. and Principal Global Investors v. Citigroup Inc., et al. The amounts to be paid in settlement of these actions are covered by existing Citigroup litigation reserves.
     On June 3, 2005, Citigroup Global Markets (along with Citigroup) and various financial institution defendants reached an agreement in principle to settle a state court action (subsequently consolidated with Newby), Retirement Systems of Alabama v. Merrill Lynch, et al., brought by an Alabama public corporation comprising various state employee pension funds that had purchased Enron securities from (among others) Citigroup Global Markets. The district court approved the settlement on July 5, 2005. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.
     On June 13, 2005, Citigroup announced a settlement of the Enron class action litigation (Newby, et al. v. Enron Corp., et al.) currently pending in the United States District Court for the Southern District of Texas, Houston Division. This settlement resolved all claims against Citigroup brought on behalf of the class of purchasers of publicly traded equity and debt securities issued by Enron and Enron-related entities between September 9, 1997 and December 2, 2001. The settlement, which involves a pre-tax payment of $2.0 billion to the settlement class, was fully covered by Citigroup’s existing litigation reserves. It has been approved by The Board of Regents of the University of California (the lead plaintiff) and the Citigroup Board. On May 24, 2006, the district court in Texas gave final approval to Citigroup’s settlement of the securities class action.
     On January 2, 2007, the court entered final judgment terminating Ravenswood I, L.L.C., et al. v. Citigroup, Inc., et al. in light of a settlement including Citigroup Global Markets. The action, asserting state statutory and common law claims, had been filed on behalf of successors in interest to certain Enron securities owned by Prudential, and subsequently coordinated with Newby. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.
     On January 18, 2007, the court dismissed American National Insurance Co., et al. v. Citigroup Inc., et al. in light of a settlement including Citigroup Global Markets. The action, asserting state securities and common law claims, had been filed in Texas state court and subsequently coordinated with Newby. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.
     On January 23, 2007, the court granted plaintiffs’ motion for leave to amend the complaint in Silvercreek Management Inc. v. Salomon Smith Barney, Inc., a federal securities law and fraud action against Citigroup Global Markets (and other defendants) on behalf of several funds that allegedly sustained losses arising out of their investments in Enron securities. The action is currently pending.
     On January 25, 2007, the court entered final judgment terminating Public Employees Retirement Systems of Ohio v. Fastow, et al. in light of a settlement between plaintiffs and certain financial institution defendants (including Citigroup Global Markets). The action, asserting state securities and common law fraud claims, had been filed in Ohio state court on behalf of four Ohio pension funds that purchased Enron securities, and was subsequently coordinated with Newby. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.
     On August 15, 2007, Citigroup Global Markets (along with other Citigroup entities and various other financial institutions) filed motions to dismiss Connecticut Resources Recovery Authority v. Lay, et al., an action sounding in fraud and breach of fiduciary duty, and arising out of an Enron transaction with a Connecticut state agency. The case had been coordinated with Newby until the court’s decision on class certification. Plaintiff filed its opposition on November 9, 2007 and Citigroup partially joined a reply submitted by other financial institutions on January 30, 2008. This action was settled on February 14, 2008. The amount paid to settle this action was covered by existing Citigroup litigation reserves.
     On December 27, 2007, plaintiff moved for leave to amend its complaint in Public Utility District No. 1 of Snohomish County, Washington v. Citigroup, et al. The case, originally filed in Washington federal court in 2004, arises out of alleged losses caused by Enron’s electricity overcharges to a public utility. It alleges three causes of action against Citigroup Global Markets (along with various Citigroup entities and other financial institutions). The action had been coordinated with Newby until the court’s decision on class certification. Citigroup Global Markets and other defendants filed an opposition on January 28, 2008.
     On January 28, 2008, the Fifth Circuit Court of Appeals heard oral argument on plaintiffs’ appeal against the court’s dismissal of various third-party petitions filed by certain Enron outside directors and Arthur Andersen against Citigroup Global Markets (and various other financial institution defendants). The petitions, collectively referred to as the Fleming Cases, assert fraud and negligence claims; they were filed in Texas state court and subsequently coordinated with Newby.

     Citigroup Global Markets (along with Citigroup, Citibank, N.A., and various J.P. Morgan Chase-entities) has been named in multiple actions brought by certain bank participants in, as well as “vulture funds” who purchased certain banks’ interests in, two revolving Enron credit facilities and a syndicated letter of credit facility. The cases, Avenue Capital Management II, L.P., et al. v. J.P. Morgan Chase & Co., et al., and DK Acquisition, et al. v. J.P. Morgan Chase, et al., had been coordinated with Newby until the court’s decision on class certification. The actions were conditionally transferred to the Southern District of New York on December 10, 2007. Defendants filed partial summary judgment motions in both cases on December 6, 2007. A third action, Bayerische Landesbank, et al. v. J.P. Morgan Chase Bank, et al., brought by certain bank participants in the Enron facilities and subsequently coordinated with Newby, was settled on July 31, 2007, and the district court approved the settlement on August 22, 2007. The amount paid in settlement was covered by existing Citigroup litigation reserves.
     On April 4, 2008, Citigroup announced an agreement to settle actions filed by Enron in its Chapter 11 bankruptcy proceedings seeking to recover payments to Citigroup as alleged preferences or fraudulent conveyances, to disallow or equitably subordinate claims of Citigroup and Citigroup transferees on the basis of alleged fraud, and to recover damages from Citigroup for allegedly aiding and abetting breaches of fiduciary duty. Under the terms of the settlement agreement (which was approved by the Bankruptcy Court for the Southern District of New York on April 24, 2008), Citigroup will make a pre-tax payment of $1.66 billion to Enron and will waive certain claims in the Enron bankruptcy proceeding. Enron will also allow specified Citigroup-related claims in the bankruptcy proceeding, including all of the bankruptcy claims of parties holding approximately $2.4 billion of Enron credit-linked notes (“CLNs”) and will release all claims against Citigroup. Citigroup reached a separate settlement agreement resolving all disputes with the holders of the CLNs, including a suit against Citigroup pending in the Federal District Court in Houston. The amounts of both settlements were fully covered by Citigroup’s existing litigation reserves.
     On September 29, 2006, Citigroup Global Markets (along with Citigroup and a third-party defendant) filed a partial motion to dismiss in Vanguard Balanced Index Fund, et al. v. Citigroup, et al. The action was filed in Pennsylvania state court in 2003 by certain investment funds, and asserts claims under state securities and common law, arising out of plaintiffs’ purchase of certain Enron-related securities. Vanguard filed opposition papers on November 14, 2006, and the defendants filed their reply on December 1, 2006. On January 21, 2009, the parties settled. The case had been coordinated with Newby (discussed above) until it was remanded to the United States District Court for the Eastern District of Pennsylvania in June 2008. Pursuant to the settlement, the case was voluntarily dismissed on February 4, 2009.
     Additional actions remain pending against Citigroup and its affiliates and JP Morgan Chase, as co-agents on certain Enron revolving credit facilities. The plaintiffs are commercial banks that participated in the facilities and purchasers of the resulting Enron bank debt on the secondary market. Plaintiffs allege that defendants aided and abetted Enron’s fraud, and the breaches of fiduciary duty of Enron’s officers, by engaging in transactions that they knew Enron was not properly reporting in its financial statements, and that defendants knew that Enron was in default under various provisions of its credit agreements and fraudulently failed to advise the syndicate members. These cases have been consolidated and are pending in the United States District Court for the Southern District of New York.
Dynegy Inc.
     On June 6, 2003, the complaint in a pre-existing alleged class action pending in the United States District Court for the Southern District of Texas (In Re: Dynegy Inc. Securities Litigation) brought by purchasers of publicly traded debt and equity securities of Dynegy Inc. was amended to add Citigroup, Citibank and Citigroup Global Markets as defendants. The plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against the Citigroup defendants. The Citigroup defendants filed a motion to dismiss in March 2004, which motion was granted by the district court in October 2004. The court denied lead plaintiff’s request for leave to appeal.
     The court had also previously denied lead plaintiff’s motion for leave to amend. No appeal was timely filed. On April 15, 2005, as part of a global settlement involving all defendants, Citigroup entered into a memorandum of understanding to settle this case. The amount to be paid in settlement was covered by existing litigation reserves.
WorldCom-Related Litigation
     Citigroup, Citigroup Global Markets and certain executive officers and current and former employees have been named as defendants — along with twenty-two other investment banks, certain current and former WorldCom officers and directors, and WorldCom’s former auditors — in a consolidated class action brought on behalf of individuals and entities who purchased or acquired publicly traded securities of WorldCom between April 29, 1999 and June 25, 2002 in In Re: WorldCom, Inc. Securities Litigation. The class action complaint asserts claims against Citigroup Global Markets under (i) Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, in connection with certain bond offerings in which it served as underwriter, and (ii) Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated under Section 10(b), alleging that it participated in the preparation and/or issuance of misleading WorldCom registration statements and disseminated misleading research reports concerning WorldCom stock. In 2003, the district court denied Citigroup Global Markets’ motion to dismiss the consolidated class action complaint and granted the plaintiffs’ motion for class certification.
     Pursuant to an order entered May 28, 2003, the district court consolidated approximately seventy-eight individual actions with the class action for pretrial proceedings. The claims asserted in these individual actions are substantially similar to the claims alleged in the class action and assert state and federal securities law claims based on Citigroup Global Markets’ research reports concerning WorldCom and/or Citigroup Global Markets’ role as an underwriter in WorldCom offerings. Plaintiffs in certain of these actions filed motions to remove their cases to state court. The district court denied these motions and its rulings were upheld on appeal.
     Numerous other actions asserting claims against Citigroup Global Markets in connection with its research reports about WorldCom and/or its role as an investment banker for WorldCom are pending in other federal and state courts around the country. These actions have been remanded to various state courts, are pending in other federal courts, or have been conditionally transferred to the United States District Court for the Southern District of New York to be consolidated with the class action. As of December 31, 2007, one WorldCom individual action remained pending, in Texas state court. The balance of the individual actions have been settled or dismissed by court order. The settlements of those actions are covered by existing litigation reserves. Plaintiffs have appealed the dismissal of one of those actions. In addition to the court suits, actions asserting claims against Citigroup and certain of its affiliates relating to its WorldCom research reports are pending in numerous arbitrations around the country. These actions assert claims that are substantially similar to the claims asserted in the class action.
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

     On September 17, 2004, Weinstein, et al. v. Ebbers, et al., an alleged class action against Citigroup Global Markets and others brought on behalf of holders of WorldCom securities asserting claims based on, among other things, Citigroup Global Markets’ research reports concerning WorldCom, was dismissed with prejudice in its entirety by the United States District Court for the Southern District of New York. The plaintiffs noticed an appeal of the dismissal to the United States Court of Appeals for the Second Circuit on October 15, 2004. The parties have reached an agreement in principle on the terms of a settlement of this action and the appeal has been dismissed.
     Citigroup and Citigroup Global Markets, along with a number of other defendants, have settled Retirement Systems of Alabama, et al. v. J.P. Morgan Chase & Co., et al., a WorldCom individual action that had been remanded to the Circuit Court of Montgomery County, Alabama. The settlement became final on September 30, 2004. On June 22, 2005, Citigroup and Citigroup Global Markets, along with other financial institution defendants, entered into a settlement agreement in Public Employees’ Retirement System of Ohio v. Ebbers, et al. Citigroup’s share of the settlement was $40 million. On August 5, 2005, Citigroup and Citigroup Global Markets, along with other financial institution defendants, entered into a settlement agreement in one of these actions, New York City Employees’ Retirement System v. Ebbers, et al., Citigroup’s share of the settlement was $35.557 million. The amounts paid in settlement of these actions were covered by existing Citigroup litigation reserves.
     On October 27, 2005, Citigroup and Citigroup Global Markets, along with all other defendants, including financial institution defendants, entered into a settlement agreement resolving all claims against the Citigroup-related defendants in 32 individual actions filed on behalf of 70 institutional plaintiffs that had opted out of the WorldCom class action settlement, all of which were brought by Lerach, Coughlin, Stoia, Geller, Rudman & Robbins LLP. Plaintiffs in these actions asserted claims under federal and state law in connection with the Citigroup-related defendants’ research coverage and underwriting of WorldCom securities. Citigroup’s share of the settlement was $249.9 million. The amount paid in settlement of these actions was covered by existing Citigroup litigation reserves.
     An NASD arbitration hearing was held in Sturm, et al. v. Citigroup, et al., from September 12, 2005 through October 3, 2005. Claimants alleged research analyst conflicts of interest related to Salomon Smith Barney research coverage of WorldCom, and brought common law claims, including fraud claims, against Citigroup and Citigroup Global Markets. Claimants sought $901 million in compensatory damages, in addition to punitive damages. On November 28, 2005, the arbitration panel denied all of claimants’ claims in their entirety, with prejudice. On February 21, 2006, claimants filed a motion to vacate the arbitration result. On April 14, 2006, the same claimants filed another NASD arbitration proceeding arising out of their investments in Level 3 Communications, Inc. On September 20, 2006, the Citigroup-related respondents executed an agreement with the Sturms to settle all outstanding matters.
     On June 28, 2004, the United States District Court for the Southern District of New York dismissed all claims under the Securities Act of 1933, as amended, and certain claims under the Securities Exchange Act of 1934 in In Re: Targets Securities Litigation, an alleged class action against Citigroup and Citigroup Global Markets and certain former employees, leaving only claims under the Securities Exchange Act of 1934, as amended, for purchases of Targeted Growth Enhanced Terms Securities With Respect to the Common Stock of MCI WorldCom, Inc. (“TARGETS”) after July 30, 1999. On October 20, 2004, the parties signed a Memorandum of Understanding setting forth the terms of a settlement of all remaining claims in this action. The settlement was preliminarily approved by the court on January 11, 2005 and finally approved on April 22, 2005. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

Global Crossing
     On or about January 28, 2003, the lead plaintiff in a consolidated alleged class action in the United States District Court for the Southern District of New York (In Re: Global Crossing, Ltd. Securities Litigation) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and Asia Global Crossing, which names as defendants, among others, Citigroup, Citigroup Global Markets, Citigroup Global Markets Holdings Inc. and certain executive officers and current and former employees. The alleged class action complaint asserts claims under the federal securities laws alleging that the defendants issued research reports without a reasonable basis in fact and failed to disclose conflicts of interest with Global Crossing in connection with published investment research. On March 22, 2004, the lead plaintiff amended its consolidated complaint to add claims on behalf of purchasers of the securities of Asia Global Crossing. The added claims assert causes of action under the federal securities laws and common law in connection with Citigroup Global Markets’ research reports about Global Crossing and Asia Global Crossing and for Citigroup Global Markets’ roles as an investment banker for Global Crossing and as an underwriter in the Global Crossing and Asia Global Crossing offerings. The Citigroup-related defendants moved to dismiss all of the claims against them on July 2, 2004. In March 2005, the plaintiffs and the Citigroup-related defendants reached a settlement of all claims against the Citigroup-related defendants, including both research and underwriting claims, and including claims concerning losses in both Global Crossing and Asia Global Crossing, for a total of $75 million. The court granted preliminary approval of the settlement on March 8, 2005 and on July 6, 2005, granted final approval and rejected all objections to the settlement.
     In addition, on or about January 27, 2004, the Global Crossing Estate Representative filed in the United States Bankruptcy Court for the Southern District of New York (i) an adversary proceeding asserting claims against, among others, Citigroup, Citigroup Global Markets and certain executive officers and current and former employees, asserting claims under federal bankruptcy law and common law in connection with Citigroup Global Markets’ research reports about Global Crossing and for its role as an underwriter in Global Crossing offerings, and (ii) an adversary proceeding against Citigroup and several other financial institutions seeking to rescind the payment of a $1 billion loan made to a subsidiary of Global Crossing. The Citigroup-related defendants moved to dismiss the former action on June 26, 2004 and settled it on September 12, 2005. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves. The Citigroup-related defendants moved to dismiss the latter action on May 28, 2004, which motion is still pending. On August 20, 2008, plaintiff filed an amended complaint that narrowed the pending claims. The Citigroup-related defendants have yet to respond to the amended complaint.
     In addition, actions asserting claims against Citigroup and certain of its affiliates relating to its Global Crossing research reports are pending in numerous arbitrations around the country. These arbitration proceedings assert claims that are substantially similar to the claims asserted in the alleged class action.
Adelphia Communications Corporation
     On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation against certain lenders and investment banks, including Citigroup Global Markets, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the “Citigroup Parties”). The complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act and the common law. The complaint seeks equitable relief and an unspecified amount of compensatory and punitive damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia. In June 2004, motions to dismiss were filed with respect to the complaints of the Official Committee of Unsecured Creditors and the Equity Holders Committee. Those motions were decided by the bankruptcy court, and were granted in part and denied in part. The district court affirmed in part and reversed in part the bankruptcy court’s decision. The Adelphia Recovery Trust, which has replaced the committees as the plaintiff in the action, has filed an amended complaint on behalf of the Adelphia Estate, consolidating the two prior complaints; motions to dismiss the amended complaint and answers have been filed.
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
     Without admitting any liability, Citigroup Global Markets and numerous other financial institution defendants have agreed to settle In Re Adelphia Communications Corporation Securities and Derivative Litigation for a total of $250 million, subject to final court approval. The United States District Court for the Southern District of New York approved the settlement in November 2006. Citigroup Global Markets’ share of the settlement is covered by existing reserves.
Mutual Funds
     Citigroup and certain of its affiliates have been named in several class action litigations pending in various federal district courts arising out of alleged violations of the federal securities laws, the Investment Company Act of 1940, as amended, and the common law (including breach of fiduciary duty and unjust enrichment). The claims concern practices in connection with the sale of mutual funds, including allegations involving market timing, revenue sharing, incentive payments for the sale of proprietary funds, undisclosed breakpoint discounts for the sale of certain classes of funds, inappropriate share class recommendations and inappropriate fund investments. The litigations involving market timing have been consolidated under the Multidistrict Litigation rules in the United States District Court for the District of Maryland, and the litigations involving revenue sharing, incentive payment and other issues have been consolidated in the United States District Court for the Southern District of New York. The plaintiffs in these litigations generally seek unspecified compensatory damages, rescissionary damages, injunctive relief, costs and fees. In the principal market timing cases that name Citigroup, a lead plaintiff has been appointed but that plaintiff has not yet filed an amended complaint. In the cases concerning revenue sharing, incentive payment and other issues, the lead plaintiff filed a consolidated and amended complaint on December 15, 2004. Citigroup moved to dismiss the claims and the motion was granted. An appeal is currently pending. Several derivative actions and class actions were also dismissed against Citigroup defendants in this action (and Citigroup expects that additional actions will be dismissed on similar grounds).
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
     In May 2007, Citigroup Global Markets finalized its settlement agreement with the NYSE and the New Jersey Bureau of Securities on the matter related to its market-timing practices prior to September 2003.
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
     On December 2, 2004, the court granted in part and denied in part the Citigroup-related defendants’ motions to dismiss the claims against it in the AT&T, Level 3, XO and Williams actions. On January 6, 2005, the court granted in part and denied in part Citigroup’s motion to dismiss the claims against it in the Metromedia action.
     On September 30, 2008, the Court of Appeals for the Second Circuit vacated the district court’s order granting class certification in the matter In Re Salomon Analyst Metromedia Litigation. Thereafter, on October 1, 2008, the parties reached a settlement pursuant to which Citigroup will pay $35 million to members of the settlement class that purchased or otherwise acquired Metromedia Fiber Network, Inc. securities during the class period. The settlement was preliminarily approved on November 19, 2008. The proposed settlement amount is covered by existing litigation reserves.
     On August 17, 2006, the court approved Citigroup’s settlement of the AT&T action, In Re Salomon Analyst AT&T Litigation. On September 29, 2006, the court approved Citigroup’s settlements of the Level 3, XO and Williams actions, In Re Salomon Analyst Level 3 Litigation, In Re Salomon Analyst XO Litigation and In Re Salomon Analyst Williams Litigation, respectively. On March 23, 2007, the district court approved Citigroup’s settlement of the Focal action. All of the settlements are final and no longer subject to appeal. The amounts paid in settlement of these actions were covered by existing Citigroup litigation reserves.
     Beginning in 2003, several individual actions have been filed against Citigroup and Citigroup Global Markets relating to, among other things, research on Qwest Communications International, Inc. alleging violations of state and federal securities laws. In October 2006, Citigroup settled the two remaining Qwest-related actions: California State Teachers’ Retirement System v. Qwest Communications

International, Inc., et al., and State Universities Retirement System of Illinois v. Qwest Communications International Inc., et al.
     Two alleged class actions against Citigroup Global Markets asserting common law claims in connection with published investment research on behalf of Citigroup Global Markets customers have been dismissed by United States District Courts, one of which was affirmed by the United States Court of Appeals for the Ninth Circuit, and one of which was affirmed by the United States Courts of Appeals for the Third Circuit. Plaintiffs in the Ninth Circuit case sought review by the United States Supreme Court; which was subsequently denied.
     On September 22, 2005, Citigroup reached an agreement-in-principle to settle all claims against the Citigroup-related defendants in Norman v. Salomon Smith Barney, et al., a class action asserting violations of the Investment Advisers Act of 1940 and various common law claims in connection with certain investors who maintained guided portfolio management accounts at Smith Barney. On May 18, 2006, the court gave final approval to the settlement. The settlement is final and no longer subject to appeal. The settlement amount was covered by existing litigation reserves.
     On August 17, 2005, in Disher v. Citigroup Global Markets Inc., the United States Court of Appeals for the Seventh Circuit reversed the district court’s grant of plaintiffs’ motion to remand the case to state court, and directed the district court to dismiss the case as preempted under the Securities Litigation Uniform Standards Act (“SLUSA”). On June 26, 2006, the United States Supreme Court granted plaintiffs’ petition for a writ of certiorari, vacated the opinion of the United States Court of Appeals for the Seventh Circuit, and then remanded the case to the Seventh Circuit for further proceedings. On January 22, 2007, the Seventh Circuit dismissed Citigroup’s appeal from the district court’s removal order for lack of appellate jurisdiction. On February 1, 2007, plaintiffs secured an order reopening this case in Illinois state court and on February 16, 2007, Citigroup removed the reopened action to federal court. On May 3, 2007, the district court remanded the action to Illinois state court, and on June 13, 2007, Citigroup moved in state court to dismiss the action. That motion remains pending.
Supervisory Investigation
     In May 2003, the SEC, NYSE and the NASD issued a subpoena and letters to Citigroup Global Markets requesting documents and information with respect to their continuing investigation of individuals in connection with the supervision of the research and investment banking departments of Citigroup Global Markets. Other parties to the Research Settlement have received similar subpoenas and letters.
Citigroup Shareholder Litigation
     In July 2002, Citigroup, Citigroup Global Markets and certain officers were named as defendants in an alleged class action filed in the United States District Court for the Southern District of New York, brought on behalf of purchasers of Citigroup common stock between July 24, 1999 and July 23, 2002. The complaint seeks unspecified compensatory and punitive damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and for common law fraud. Fourteen virtually identical complaints have been filed and consolidated. The complaints allege that Citigroup misstated the extent of its Enron-related exposure, and that Citigroup’s stock price fell once the true extent of Citigroup’s Enron involvements became known. Plaintiffs filed an amended complaint on March 10, 2003, which incorporated the allegations in the 15 separate actions and added new material as well. The amended complaint focuses on certain transactions between Citigroup and Enron and alleged analyst conflicts of interest. The class period for the consolidated amended complaint is July 24, 1999 to December 11, 2002. On June 2, 2003, Citigroup filed a motion to dismiss the consolidated amended complaint. Plaintiffs’ response was filed on July 30, 2003 and Citigroup’s reply was filed on October 3,

2003. On August 10, 2004, Judge Swain granted Citigroup’s motion to dismiss the consolidated amended complaint. The plaintiffs filed a notice of appeal in October 2004.
NASD Settlement
     In November 2004, Citigroup Global Markets entered into a final agreement with the NASD to resolve the NASD’s investigation into certain of its selling practices. Without admitting or denying any allegations or findings, Citigroup Global Markets accepted certain factual findings by the NASD that it (i) sold units in two managed futures funds to 45 customers for whom the investment was not suitable, (ii) failed to maintain records disclosing the basis upon which its investor suitability determinations were made and (iii) failed to adequately disclose the risks of investing in managed futures products on its website. Citigroup Global Markets consented to a censure and a fine of $275,000 and offered to redeem the investment of the customers for whom investment in the two managed futures funds was found not suitable.
Auction Rate Securities
     On May 31, 2006, the SEC instituted and simultaneously settled proceedings against Citigroup Global Markets and 14 other broker-dealers regarding practices in the Auction Rate Securities market. The SEC alleged that the broker-dealers violated Section 17(a)(2) of the Securities Act of 1933. The broker-dealers, without admitting or denying liability, consented to the entry of an SEC cease-and-desist order providing for censures, undertakings and penalties. Citigroup Global Markets paid a penalty of $1.5 million.
     On March 21, 2008, an investor filed a complaint against Citigroup, Citigroup Global Markets and Smith Barney, and his financial advisor in the United States District Court for the Southern District of New York, alleging violations of Sections 10 and 20 of the Securities Exchange Act of 1934 and Section 17 of the Securities Act of 1933, as well as claims for fraud, negligent misrepresentation, suitability, breach of fiduciary duty, and violation of applicable NASD and FINRA conduct rules, arising out of plaintiff’s investment in ARS. This action, Finn v. Smith Barney, et al., is currently stayed.
     On July 11, 2008, a complaint, Hansen Beverage Co. v. Citigroup Inc., et al., was filed against Citigroup, Citigroup Global Markets and Smith Barney, alleging violations of Sections 10 and 20 of the Securities Exchange Act of 1934 and the Investment Advisers Act arising out of plaintiff’s investment in Auction Rate Securities. On September 22, 2008, the Citigroup defendants filed a motion to compel arbitration, which was granted on October 10, 2008. A motion to reconsider the District Court’s decision was denied on October 21, 2008. This action is currently stayed, pending arbitration
     On August 25, 2008, lead plaintiffs in In Re Citigroup Auction Rate Securities Litigation, pending in the United States District Court for the Southern District of New York, filed an amended consolidated class action complaint. Defendants filed a motion to dismiss the complaint on October 24, 2008, which was fully briefed on January 23, 2009.
     Citigroup and Citigroup Global Markets, along with numerous other financial institutions, have been named as defendants in several lawsuits alleging that defendants artificially restrained trade in the market for auction rate securities in violation of the Sherman Act. These actions are (1) Mayor and City Council of Baltimore, Maryland v. Citigroup Inc., et al., and (2) Mayfield v. Citigroup Inc., et al., and both are pending in the United States District Court for the Southern District of New York. The parties currently are briefing defendants’ motions to dismiss these complaints, which were filed on January 15, 2009.

     On August 7, 2008, Citigroup reached a settlement with the New York Attorney General, the Securities and Exchange Commission, and other state regulatory agencies, pursuant to which Citigroup agreed to offer to purchase at par Auction Rate Securities from all Citigroup individual investors, small institutions (as defined by the terms of the settlement), and charities that purchased Auction Rate Securities from Citigroup prior to February 11, 2008. In addition, Citigroup agreed to pay a $50 million fine to the State of New York and a $50 million fine to the other state regulatory agencies.
Subprime-Mortgage Related Litigation
     Citigroup, along with numerous other financial institutions, has also been named as a defendant in several lawsuits by shareholders of entities that originated subprime mortgages, and for which Citigroup Global Markets underwrote securities offerings. These actions assert that Citigroup Global Markets violated Sections 11, 12, and 15 of the Securities Act of 1933, arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with those offerings. Specifically, Citigroup Global Markets has been named as a defendant in (i) two alleged class action lawsuits brought by shareholders of American Home Mortgage Investment Corp., pending in the United States District Court for the Eastern District of New York; and (ii) three alleged class action lawsuits brought by shareholders of Countrywide Financial Corp. and its affiliates, pending in the United States District Court for the Central District of California. On September 12, 2008, defendants, including Citigroup and Citigroup Global Markets, moved to dismiss the complaint in In Re American Home Mortgage Securities Litigation. A motion to remand to California state court has been filed in one of the Countrywide-related actions. The plaintiffs in each of the class actions have sought unspecified damages relating to the alleged losses sustained by the class.
     On September 30 and October 28, 2008, Citigroup, certain Citigroup entities, certain current and former directors and officers of Citigroup and Citigroup Funding, Inc., and certain underwriters of Citigroup notes, including Citigroup Global Markets, were named as defendants in two putative class actions filed in New York state court but since removed to the United States District Court for the Southern District of New York. These actions allege violations of Sections 11, 12, and 15 of the Securities Act of 1933, arising out of various offerings of Citigroup notes during 2006, 2007, and 2008. On December 10, 2008, these two actions were consolidated under the caption In re Citigroup Inc. Bond Litigation, and lead plaintiff and counsel were appointed. On January 15, 2009, plaintiffs filed a consolidated class action complaint.
     Citigroup Global Markets, along with numerous other firms, has been named as a defendant in several lawsuits by shareholders of Ambac Financial Group, Inc. for which Citigroup Global Markets underwrote securities offerings. These actions assert that Citigroup Global Markets violated Sections 11 and 12 of the Securities Act of 1933, as amended, arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with those offerings. Several of these actions have been consolidated under the caption In Re Ambac Financial Group, Inc. Securities Litigation, pending in the United States District Court for the Southern District of New York, and in which a consolidated amended class action complaint was filed on August 22, 2008. Defendants filed a motion to dismiss the complaint on October 21, 2008.
Other Matters
     On March 21, 2008, 19 putative class actions brought by shareholders of American Home Mortgage Investment Corp., pending in the United States District Court for the Eastern District of New York, were consolidated under the caption In Re American Home Mortgage securities Litigation. On June 3, 2008, plaintiffs filed a consolidated amended complaint, alleging violations of Sections 11 and 12 of the Securities Act of 1933 arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with two offerings of American Home Mortgage securities underwritten by Citigroup Global Markets, among others. Defendants, including Citigroup and Citigroup Global Markets, filed a motion to dismiss the complaint on September 12, 2008.
     Beginning in August 2008, Citigroup Global Markets, along with a number of other financial institutions, was named as a defendant in eight complaints filed by shareholders of Federal National Mortgage Association (“Fannie Mae”) in connection with the underwriting of three offerings of Fannie Mae stock during 2007 and 2008. Citigroup Global Markets, along with the other defendants, moved to dismiss three of the suits that alleged violations of Section 12(a)(2) of the Securities Act of 1933. The remaining actions allege violations of Section 10(b) of the Securities Exchange Act. On January 29, 2009, the U.S. Judicial Panel on Multidistrict Litigation heard oral argument on whether all lawsuits pending against Citigroup Global Markets and several other lawsuits pending against other defendants should be consolidated.
     Citigroup Global Markets, along with a number of other financial institutions, has been named as a defendant in two lawsuits pending in the United States District Court for the Southern District of New York brought by Freddie Mac shareholders who purchased preferred shares traceable to a November 2007 offering of Z Preferred Shares. Plaintiffs allege violations of Section 12(a)(2) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 because the offering materials failed to disclose Freddie Mac’s exposure to mortgage-related losses, poor underwriting procedures and risk management, and the resulting negative impact to Freddie’s capital.
     Several civil litigations have been filed against Citigroup and related individuals and entities alleging violations of the federal securities laws and Delaware state law in connection with investments in MAT Five LLC. The alleged class action lawsuits have been consolidated in the Southern District of New York under the caption In Re MAT Five Securities Litigation. Similar related actions have been filed in California, Delaware and New York state court. Citigroup removed the New York state court action to federal court and currently is responding to a motion for a preliminary injunction filed in the Delaware Chancery Court action seeking to enjoin a tender offer interest in MAT Five LLC. A consolidated amended class action complaint was filed in In Re MAT Five Securities Litigation on October 2, 2008. Defendants filed a motion to dismiss the complaint on December 4, 2008.
     A purported class action complaint, Leber v. Citigroup Inc., et al., was filed against Citigroup and its administration and investment committees, alleging that defendants engaged in prohibited transactions and breached their fiduciary duties of loyalty and prudence by authorizing or causing the Citigroup 401(k) Plan to invest in Citigroup-affiliated mutual funds and to purchase services from Citigroup-affiliated entities. The complaint was brought on behalf of all participants in the Citigroup 401(k) Plan from 2001 through the present.
     Citigroup and its administration and investment committees filed a motion to dismiss the purported class action complaint in Leber v. Citigroup, Inc., et al., on August 29, 2008. The motion is currently pending.
     Beginning in October 2008, four putative class actions were filed in the United States District Court for the Southern District of New York by American International Group, Inc. (“AIG”) investors and shareholders. These actions allege violations of Sections 11, 12, and 15 of the Securities Act of 1933 arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with offerings of AIG debt securities and common stock, some of which were underwritten by Citigroup Global Markets.

     In the course of its business, Citigroup Global Markets, as a major futures commission merchant and broker-dealer, is a party to various claims and routine regulatory investigations and proceedings that the general partner believes do not have a material effect on the business of Citigroup Global Markets.
Item 4. Submission of Matters to a Vote of Security Holders.
     There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.

PART II
     Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of December 31, 2008 was 1,489.

(c)	Dividends. The Partnership did not declare a distribution in 2008 or 2007. The Partnership does not intend to declare dividends in the foreseeable future.

(d)	Securities Authorized for Issuance under Equity Compensation Plans. None.

(e)	Performance Graph. Not applicable.

(f)	Use of Proceeds. There were no additional sales of Redeemable Units during the twelve months ended December 31, 2008. During the twelve months ended December 31, 2007 there were General Partner contributions representing the sale of 1,008.7668 Redeemable Unit equivalents totaling $1,441,407. There were no additional sales of Redeemable Units during the twelve months ended December 31, 2006. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated there under. The Redeemable Units were purchased by accredited investors as described in Regulation D, as well as to a small number of persons who are non-accredited investors.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including, if applicable, futures contracts, options and forward contracts.
Item 6. Selected Financial Data.
     Net realized and unrealized trading gains, interest income, net income and increase in Net Asset Value per Unit for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 and total assets at December 31, 2008, 2007, 2006, 2005 and 2004 were as follows:

	2008	2007	2006	2005	2004
Net realized and unrealized trading gains (losses) and investment in partnerships net of brokerage commissions (including clearing fees) of $3,078,391, $3,463,859, $3,924,799, $4,178,058 and $4,322,086, respectively	$6,859,644	$2,568,991	$1,287,348	$1,456,152	$3,868,542
Total interest income	487,555	1,744,958	2,080,286	1,356,172	635,140

	$7,347,199	$4,313,949	$3,367,634	$2,812,324	$4,503,682

Net income (loss)	$5,721,768	$2,911,097	$1,567,049	$605,508	$1,598,257

Increase (decrease) in Net Asset Value per Unit	$215.30	$92.67	$42.26	$25.88	$40.44

Total assets	$45,718,234	$49,039,808	$53,906,145	$59,855,686	$67,161,630

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     The Partnership, directly and through its investment in other partnerships, seeks to achieve substantial capital appreciation through speculative trading, directly and indirectly, in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Partnership may employ futures, swaps, options on futures, and forward contracts in those markets.
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
     The programs traded by each Advisor on behalf of the Partnership are: Campbell — Financials, Metals & Energy Large Portfolio (“FME Large”), CFM — Discus Program (“Discus”), Graham — Multi-Trend Program at 125% Leverage (“Multi-Trend”), Willowbridge — Argo Trading Systems and Eckhardt — Standard Program. As of December 31, 2008, the Partnership’s assets were allocated among the Advisors in the following approximate percentages: Campbell, 17%, CFM, 24%, Graham, 24%, Willowbridge, 21% and Eckhardt, 14%.
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
     Graham trades the Partnership’s assets allocated to it in accordance with Multi-Trend combines four individual Graham investment programs into one program. Multi-Trend initially allocates assets equally among other Graham programs. As market conditions or other circumstances change, Graham may alter the weightings of the individual programs and add (or delete) other programs to Multi-Trend as it deems appropriate.
Willowbridge Associates, Inc.
     Willowbridge trades the Partnership’s assets allocated to it in accordance with its Select Investment Program, whereby the General Partner determined the initial allocation of the Partnership’s assets among one or more of Willowbridge’s strategies and may determine subsequent reallocations (if any). Of the Partnership’s assets allocated to Willowbridge, 0% is currently traded using the Vulcan Trading System (“Vulcan”) and 100% is currently traded using the Argo Trading System (“Argo”), each of which is described below.
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
Eckhardt Trading Company
     Eckhardt began managing accounts according to the Standard Program — Higher Leveraged in October 1991. For this program, Eckhardt primarily engages in trading financial and commodity futures contracts on U.S. and non-U.S. exchanges. Currently the market groups or contracts traded by Eckhardt in the Standard Program-Higher Leveraged include, but are not limited to, U.S. and international interest rates, stock indices, currencies and cross-rates, metals, energy products, grains and soft markets. Eckhardt may add or delete markets and/or exchanges at its discretion. In addition, Eckhardt may trade options on futures, forward contracts on commodities and currencies, cash currencies, and may engage in transactions in physical commodities, including EFPs (in addition to EFPs in currencies).
     Eckhardt’s trading approach is the product of over 28 years of intensive research on futures price action, risk management and trading system development. Diverse systems are melded in accordance with the modern mathematical theory of risk. The systems are technical in origin and trend following in thrust. They are not based on the analysis of fundamental supply and demand factors. Eckhardt’s trading approach is predominantly applied in an algorithmic or mechanical manner. Occasionally, discretion and judgment may be used; such discretion is nonetheless informed by investigations into historical price action and is often employed for risk management purposes. Discretion also may be utilized in connection with the timing of the entry of orders in the markets traded.
(a) Liquidity.
     The Partnership does not engage in sales of goods or services. The Partnership’s assets are its (i) investment in partnerships, (ii) equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures contracts, unrealized appreciation on open forward contracts and (iii) distribution and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such losses occurred during the year ended December 31, 2008.
     To minimize the risk relating to low margin deposits, the Partnership follows certain trading policies, including:
(i)	The Partnership/Funds invests their assets only in commodity interests that an Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)	No Advisor will initiate additional positions in any commodity interest if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership’s net assets allocated to that Advisor.

(iii)	The Partnership/Funds may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Partnership/Funds will not employ the trading technique commonly known as “pyramiding,” in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Partnership/Funds will not utilize borrowings, except short-term borrowings, if the Partnership takes delivery of any cash commodities.

(vi)	The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term “spread” or “straddle” describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.

(vii)	The Partnership/Funds will not permit the churning of its commodity trading account. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.
     In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specified terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include swaps and certain forwards and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.
     Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership/Funds are exposed to a market risk equal to the value of futures, options and forward contracts purchased and unlimited liability on such contracts sold short.
     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent, through CGM, that an exchange or clearing organization acts as counterparty to the transactions. The Partnership’s/Funds’ risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of financial condition and not represented by the contract or notional amounts of the instruments. As of December 31, 2008, there are no swap contracts the Partnership/Funds are party to. The Partnership/Funds have credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership’s/Funds’ assets is CGM.
     As both a buyer and seller of options, the Partnership/Funds pay or receive a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership/Funds does not consider these contracts to be guarantees as described in Financial FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees” (“FIN 45”).
     The General Partner monitors and controls the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds are subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data” for further information on financial instrument risk included in the Notes to Financial Statements.)
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
     (ii) The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, brokerage, advisory and administrative fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by CGM is dependent upon interest rates over which the Partnership has no control.
     No forecast can be made as to the level of redemptions in any given period. A Limited Partner may require the Partnership to redeem their Redeemable Units at their Net Asset Value as of the last day of a month on ten days’ written notice to the General Partner. There is no fee charged to Limited Partners in connection with redemptions. For the year ended December 31, 2008, 3,781.8183 Redeemable Units were redeemed totaling $6,739,448. For the year ended December 31, 2007, 5,971.8541 Redeemable Units were redeemed totaling $9,429,938. For the year ended December 31, 2006, 4,399.7948 Redeemable Units were redeemed totaling $6,817,984.
(c) Results of Operations.
     For the year ended December 31, 2008 the Net Asset Value per Redeemable Unit increased 13.0% from $1,651.70 to $1,867.00. For the year ended December 31, 2007 the Net Asset Value per Redeemable Unit increased 5.9% from $1,559.03 to $1,651.70. For the year ended December 31, 2006, the Net Asset Value per Redeemable Unit increased 2.8% from $1,516.77 to $1,559.03.
     The Partnership experienced a net trading gain of $9,938,035 before brokerage commissions and related expenses for the year ended December 31, 2008. Gains were primarily attributable to the Partnership’s and the Funds’ trading of currencies, U.S. and non-U.S. interest rates, livestock, energy, grains, metals and indices and were partially offset by the losses in softs.
     In 2008, the liquidity crisis that began in 2007 rapidly spread to all corners of the globe, significantly pushing down global economic growth and presenting the U.S. economy with the hardest challenges since the Great Depression. During the year, the world’s credit markets virtually seized up, commodity prices plunged and most major equity indices declined dramatically, while some of the largest U.S. financial institutions were under pressure. Faced with unprecedented rapid deterioration in economic data and outlook, and fearing a snowball adverse effect of the credit crunch, global central banks reacted with aggressive campaigns of interest rate cuts and coordinated capital injections. As the markets re-priced the cost of risk, several strong trends emerged. The Partnership strongly capitalized on the trends and was profitable in almost every sector.
     Profits were primarily realized from trading in energy, fixed income and equity indices. The Partnership realized most of the profits in the energy sector by capturing both the bullish and the bearish trends. In the earlier part of the year, crude oil pushed towards a historic high of $147 per barrel and in the latter part, the trend suddenly reversed and a strong negative trend emerged with crude oil dropping to about $32 per barrel. Natural gas also contributed to profits as prices plunged from $14 to about $5. The Partnership was also profitable in interest rates as the yield on short term notes dropped significantly. Short term U.S. Treasury bills were in such high demand due to flight-to-quality that the yields had dropped below zero during the year. While the 10Yr T-bill yielded on an average between 3.5%-4% most of the year, the yield dropped to 2% in December. Non-U.S. interest rates also showed tremendous volatility as the rates dropped precipitously due to the actions of the central banks. Global equity indices also contributed to the gains as indices continued to test multi-year lows. As financial institutions continued to write off the assets and as bankruptcies loomed, investors lost confidence in the equity markets. Futures markets offered greater flexibility as the SEC temporarily banned short selling in the equity markets. Slightly offsetting gains were small losses in soft commodities such as coffee and cocoa.
     The Partnership experienced a net trading gain of $6,032,850 before brokerage commissions and related expenses for the year ended December 31, 2007. Gains were primarily attributable to the Partnership’s/Funds’ trading of currencies, U.S. and non-U.S. interest rates, livestock, energy, grains and indices and were partially offset by the losses incurred in the trading of metals and softs.
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
     The Partnership experienced a net trading gain of $5,212,146 before brokerage commissions and related expenses for the year ended December 31, 2006. Gains were primarily attributable to the Partnership’s/Funds’ trading of currencies, U.S. and non-U.S. interest rates, livestock, metals, softs and indices and were partially offset by the losses incurred in the trading of energy and grains.
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
     Such risks include:
     Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership/Funds are subject to increased risks with respect to their trading activities in emerging markets, where clearance, settlement, and custodial risks are often greater than in more established markets.
     Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership’s ability to gather, process, and communicate information efficiently and securely, without interruption, to customers and in the markets where the Partnership/Funds participate.

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
(e)  Critical Accounting Policies.
     Use of Estimates.  The preparation of financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from these estimates.
     Statement of Cash Flows.  The Partnership has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale” (“FAS 102”).
     Investments.  All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in commodity futures trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.
     Fair Value Measurements.  The Partnership and the Funds adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
      The Partnership and the Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of December 31, 2008, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     Futures Contracts. The Partnership and the Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures brokers, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.
     London Metals Exchange Forward Contracts.  Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of Aluminum, Copper, Lead, Nickel, Tin or Zinc. LME contracts traded by the Partnership and the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.
     Forward Foreign Currency Contracts.  Foreign currency contracts are those contracts where the Funds agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses.
     Options.  The Funds may purchase and write (sell) both exchange listed and over-the counter, options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Funds purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily.

Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.
     Income Taxes.  Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.
     In 2007, the Master adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the year ended December 31, 2008 and that no provision for income tax is required in the Partnership’s financial statements.
     The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States — 2005.
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
     Certain prior period amounts have been reclassified to conform to the current year presentation.
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
Introduction
     The Partnership/Funds are speculative commodity pools. The market sensitive instruments held by the Partnership/Funds are acquired for speculative trading purposes, and all or substantially all of the Partnership’s/Funds’ assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s/Funds’ main line of business.
     The risk to the Limited Partners that have purchased interests in the Partnership/Funds is limited to the amount of their capital contributions to the Partnership/Funds and their share of Partnership assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership/Funds as a limited partnership under applicable law.
     Market movements result in frequent changes in the fair market value of the Partnership’s/Funds’ open positions and, consequently, in its earnings and cash balances. The Partnership’s/Funds’ market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s/Funds’ open positions and the liquidity of the markets in which they trade.
     The Partnership/Funds rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s/Funds’ past performance is not necessarily indicative of their future results.
     Value at Risk is a measure of the maximum amount which the Partnership/Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence in the markets traded by the Partnership/Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s/Funds’ experience to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s/Funds’ losses in any market sector will be limited to Value at Risk or by the Partnership’s/Funds’ attempts to manage its market risk.
Quantifying the Partnership’s/Funds’ Trading Value at Risk
     The following quantitative disclosures regarding the Partnership’s/Funds’ market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).
     The Partnership’s/Funds’ risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the Partnership’s/Funds’ mark-to-market accounting, any loss in the fair value of the Partnership’s/Funds’ open positions is directly reflected in the Partnership’s earnings (realized and unrealized) and cash balances. Exchange maintenance margin requirements have been used by the Partnership/Funds as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% - 99% of any one-day interval. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.
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
The Partnership’s Trading Value at Risk in Different Market Sectors
     The following tables indicate the trading Value at Risk associated with the Partnership’s investments and investments in other partnerships by market category as of December 31, 2008 and 2007, and the highest, lowest and average value at any point during the years. All open position trading risk exposures have been included in calculating the figures set forth below. As of December 31, 2008, the Partnership’s total capitalization was $44,393,328.
December 31, 2008

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$94,857	0.21%	$427,193	$31,435	146,876
Energy	6,750	0.02%	327,900	395	104,415
Grains	5,500	0.01%	30,000	1,500	13,805
Indices	329,662	0.74%	1,058,238	15,137	407,721
Interest Rates U.S.	71,400	0.16%	348,950	6,787	124,983
Interest Rates Non -U.S.	74,310	0.17%	693,867	24,501	180,284
Metals	4,302	0.01%	31,460	3,250	9,615
Softs	12,153	0.03%	85,468	2,900	40,835

Total	$598,934	1.35%

*	Annual average based on month-end Value at Risk.

As of December 31, 2007, the Partnership’s total capitalization was $47,411,008.
December 31, 2007

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$63,777	0.13%	$994,515	$41,666	$227,469
Energy	31,125	0.07%	320,550	13,950	123,752
Grains	3,850	0.01%	26,450	1,150	10,934
Indices	211,546	0.45%	1,257,682	48,397	424,594
Interest Rates U.S.	66,950	0.14%	307,950	7,004	96,722
Interest Rates Non-U.S.	104,653	0.22%	654,982	55,829	242,023
Livestock	4,500	0.01%	4,500	4,500	4,500
Metals	10,240	0.02%	35,960	1,740	12,914
Softs	28,805	0.06%	123,013	3,306	37,467

Total	$525,446	1.11%

*	Annual average based on month-end Value at Risk.
     As of December 31, 2008, Willowbridge Master’s total capitalization was $297,420,004. The Partnership owned approximately 3.4% of Willowbridge Master.
December 31, 2008

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,945,600	0.65%	$11,556,229	$245,220	$3,464,607
Energy	816,000	0.27%	15,933,000	448,000	4,885,321
Grains	1,100,800	0.37%	5,470,800	201,000	2,038,390
Interest Rates U.S.	2,380,800	0.80%	4,367,200	219,300	1,272,506
Interest Rates Non-U.S.	3,571,688	1.20%	8,375,150	387,940	3,540,377
Metals	3,110,400	1.05%	8,742,000	764,750	4,883,083
Softs	819,200	0.28%	2,989,200	120,600	1,077,150

Total	$13,744,488	4.62%

*	Annual average based on month-end Value at Risk
     As of December 31, 2008, Campbell Master’s total capitalization was $127,474,962. The Partnership owned approximately 5.9% of Campbell Master.
December 31, 2008

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Currencies	$3,826,450	3.00%	$6,459,319	$1,236,850	$3,885,456
Energy	141,270	0.11%	1,689,425	5,000	547,096
Interest Rates U.S.	295,938	0.23%	1,754,540	126,604	919,061
Interest Rates Non-U.S.	1,650,897	1.30%	4,744,697	631,807	2,018,452
Metals	238,724	0.18%	1,281,336	47,826	360,423
Indices	1,414,857	1.11%	8,820,806	845,740	4,393,925

Total	$7,568,136	5.93%

*	Annual average of month-end Value at Risk

     As of December 31, 2008, Graham Master’s total capitalization was $224,490,942. The Partnership owned approximately 4.7% of Graham Master.
December 31, 2008

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,855,003	0.83%	$35,051,712	$1,110,242	$17,137,503
Energy	446,536	0.20%	5,209,200	310,300	1,557,045
Grains	161,000	0.07%	1,281,500	52,500	498,714
Interest Rates U.S.	719,400	0.32%	2,381,150	24,412	619,143
Interest Rates Non-U.S.	1,293,650	0.58%	4,718,751	461,503	1,792,563
Livestock	13,200	0.01%	27,600	800	15,664
Metals	680,383	0.30%	2,071,925	31,044	777,494
Softs	201,831	0.09%	752,387	14,000	395,956
Indices	592,157	0.26%	5,407,658	235,978	2,482,935

Total	$5,963,160	2.66%

*	Annual average based on month-end Value at Risk
     As of December 31, 2008, Eckhardt Master’s total capitalization was $20,529,435. The Partnership owned approximately 30.7% of Eckhardt Master.
December 31, 2008

		% of Total	High	Low	Average*
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk
Currencies	$291,072	1.42%	$765,238	$93,645	$248,175
Interest Rates U.S.	178,400	0.87%	693,100	3,300	171,494
Interest Rates Non-U.S.	498,525	2.43%	818,628	26,782	228,987
Metals	21,510	0.10%	142,500	8,604	34,890
Softs	37,872	0.18%	146,081	9,238	46,542

Total	$1,027,379	5.00%

*	Annual average based on month-end Value at Risk
Material Limitations on Value at Risk as an Assessment of Market Risk
     The face value of the market sector instruments held by the Partnership/Funds is typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Partnership/Funds. The magnitude of the Partnership’s/Funds’ open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership/Funds to incur severe losses over a short period of time. The foregoing Value at Risk table — as well as the past performance of the Partnership/Funds — give no indication of this “risk of ruin.”
Non-Trading Risk
     The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.
     Materiality as used in this section, “Qualitative and Quantitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership’s/Funds’ market sensitive instruments.
Qualitative Disclosures Regarding Primary Trading Risk Exposures
     The following qualitative disclosures regarding the Partnership’s/Funds’ market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Partnership’s/Funds’ primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership/Funds. There can be no assurance that the Partnership’s/Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long- term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.
     The following were the primary trading risk exposures of the Partnership/Funds’ as of December 31, 2008, by market sector.

     Interest Rates. Interest rate movements directly affect the price of the futures and forward positions held by the Partnership/Funds and indirectly affect the value of their stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership’s/Funds’ profitability. The Partnership’s/Funds’ primary interest rate exposure is to interest rate fluctuations in the U.S. and the other G-8 countries. However, the Partnership/Funds also take futures positions on the government debt of smaller nations — e.g., Australia.
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
     Stock Indices. The Partnership’s/Funds’ primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership/Funds are limited to futures on broadly based indices. As of December 31, 2008, the Partnership’s/Funds’ primary exposures were in stock indices on the Chicago Mercantile Exchange (U.S.) and the EUREX (Germany). The Partnership/Funds are primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership/Funds to avoid being “whipsawed” into numerous small losses.)
     Metals. The Partnership’s/Funds’ primary metal market exposure is to fluctuations in the price of gold.
     Softs. The Partnership’s/Funds’ primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Coffee, sugar and cocoa accounted for the substantial bulk of the Partnership’s/Funds’ commodity exposure as of December 31, 2008.
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
Qualitative Disclosures Regarding Non-Trading Risk Exposure
     The following were the only non-trading risk exposures of the Partnership/Funds as of December 31, 2008.
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

Item 8.  Financial Statements and Supplementary Data.
SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II
INDEX TO FINANCIAL STATEMENTS

Page
Number
Oath or Affirmation	F-3
Management’s Report on Internal Control over Financial Reporting	F-4
Reports of Independent Registered Public Accounting Firms	F-5 – F-7
Financial Statements:
Statements of Financial Condition at December 31, 2008 and 2007	F-8
Schedules of Investments at December 31, 2008 and 2007	F-9 – F-10
Statements of Income and Expenses for the years ended December 31, 2008, 2007 and 2006	F-11
Statements of Changes in Partners’ Capital for the years ended December 31, 2008, 2007 and 2006	F-12
Notes to Financial Statements	F-13 – F-21
Selected Unaudited Quarterly Financial Data	F-22
Financial Statements of CMF Willowbridge Argo Master Fund L.P.
Oath or Affirmation	F-23
Reports of Independent Registered Public Accounting Firms	F-24 – F-25
Statements of Financial Condition at December 31, 2008 and 2007	F-26
Schedules of Investments at December 31, 2008 and 2007	F-27 – F-28
Statements of Income and Expenses for the years ended December 31, 2008, 2007 and 2006	F-29
Statements of Changes in Partners’ Capital for the years ended December 31, 2008, 2007 and 2006	F-30
Notes to Financial Statements	F-31 – F-36
Selected Unaudited Quarterly Financial Data	F-37
Financial Statements of CMF Campbell Master Fund L.P.
Oath or Affirmation	F-38
Reports of Independent Registered Public Accounting Firms	F-39 – F-40
Statements of Financial Condition at December 31, 2008 and 2007	F-41
Schedules of Investments at December 31, 2008 and 2007	F-42 – F-43
Statements of Income and Expenses for the years ended December 31, 2008, 2007 and 2006	F-44
Statements of Changes in Partners’ Capital for the years ended December 31, 2008, 2007 and 2006	F-45
Notes to Financial Statements	F-46 – F-52
Selected Unaudited Quarterly Financial Data	F-53

Page
Number
Oath or Affirmation	F-54
Reports of Independent Registered Public Accounting Firms	F-55 – F-56
Statements of Financial Condition at December 31, 2008 and 2007	F-57
Schedules of Investments at December 31, 2008 and 2007	F-58 – F-59
Statements of Income and Expenses for the years ended December 31, 2008, 2007 and for the period from April 1, 2006 (commencement of trading operations) to December 31, 2006	F-60
Statements of Changes in Partners’ Capital for the years ended December 31, 2008, 2007 and for the period from April 1, 2006 (commencement of trading operations) to December 31, 2006	F-61
Notes to Financial Statements	F-62 – F-67
Selected Unaudited Quarterly Financial Data	F-68
Financial Statements of CMF Eckhardt Master Fund L.P.
Oath or Affirmation	F-69
Report of Independent Registered Public Accounting Firm	F-70
Statement of Financial Condition at December 31, 2008	F-71
Schedule of Investments at December 31, 2008	F-72
Statement of Income and Expenses for the period from April 1, 2008 (commencement of trading operations) to December 31, 2008	F-73
Statement of Changes in Partners’ Capital for the period from April 1, 2008 (commencement of trading operations) to December 31, 2008	F-74
Notes to Financial Statements	F-75 – F-80
Selected Unaudited Quarterly Financial Data	F-81

To the Limited Partners of
Smith Barney Diversified Futures Fund L.P. II

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro
Chief Financial Officer and Director
Citigroup Managed Futures LLC
General Partner,
Smith Barney Diversified Futures Fund L.P. II

Citigroup Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

Management’s Report on Internal Control over
Financial Reporting

The management of Smith Barney Diversified Futures Fund L.P. II (the Partnership), Citigroup Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a — 15(f) and 15d — 15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The management of Smith Barney Diversified Futures Fund L.P. II has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2008 based on the criteria referred to above.

The Partnership’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008, as stated in their report dated March 26, 2009 which appears herein.

Jennifer Magro
Chief Financial Officer and Director
Citigroup Managed Futures LLC
General Partner,
Smith Barney Diversified Futures Fund L.P. II

Report of Independent Registered Public Accounting Firm

To the Partners of
Smith Barney Diversified Futures Fund L.P. II:

In our opinion, the accompanying statement of financial condition, including the schedule of investments, and the related statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of Smith Barney Diversified Futures Fund L.P. II at December 31, 2008 and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 26, 2009

Report of Independent Registered Public Accounting Firm
The Partners
Smith Barney Diversified Futures Fund L.P. II:
We have audited the accompanying statement of financial condition of Smith Barney Diversified Futures Fund L.P. II (the “Partnership”), including the schedule of investments, as of December 31, 2007, and the related statements of income and expenses, and changes in partners’ capital for each of the years in the two-year period ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smith Barney Diversified Futures Fund L.P. II as of December 31, 2007, and the results of its operations, and changes in partners’ capital for each of the years in the two-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
March 24, 2008

Smith Barney Diversified Futures Fund L.P. II
Statements of Financial Condition
December 31, 2008 and 2007

	2008	2007

Assets:
Investment in Partnerships, at fair value (Note 5)	$34,423,573	$32,241,220
Equity in commodity futures trading account:
Cash (Note 3c)	10,597,297	16,092,121
Cash margin (Note 3c)	696,680	601,723
Net unrealized appreciation on open futures contracts	—	7,545

	45,717,550	48,942,609
Distribution receivable	515	63,832
Interest receivable (Note 3c)	169	33,367

Total assets	$45,718,234	$49,039,808

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$449	$—
Accrued expenses:
Brokerage commissions (Note 3c)	228,589	245,199
Management fees (Note 3b)	75,664	81,251
Incentive fees (Note 3b)	136,374	285,594
Professional Fees	28,862	26,258
Other	61,782	17,463
Redemptions payable (Note 6)	793,186	973,035

Total liabilities	1,324,906	1,628,800

Partners’ Capital (Notes 1 and 6):
General Partner, 748.5217 and 1,893.0788 Unit equivalents at December 31, 2008 and 2007, respectively	1,397,490	3,126,798
Limited Partners, 23,029.4237 and 26,811.2420 Redeemable Units of Limited Partnership Interest outstanding at December 31, 2008 and 2007, respectively	42,995,838	44,284,210

Total partners’ capital	44,393,328	47,411,008

Total liabilities and partners’ capital	$45,718,234	$49,039,808

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P. II
Schedule of Investments
December 31, 2008

		% of Partners’
	Fair Value	Capital

Futures Contracts Purchased
Currencies	$(21,305)	(0.05)%
Indices	45,056	0.10
Interest Rates Non-U.S.	7,783	0.02
Interest Rates U.S.	(25,794)	(0.06)
Metals	(110)	(0.00)*
Softs	5,033	0.01

Total futures contracts purchased	10,663	0.02

Futures Contracts Sold
Currencies	(797)	(0.00)*
Energy	(5,450)	(0.01)
Grains	(3,924)	(0.01)
Softs	(941)	(0.00)*

Total futures contracts sold	(11,112)	(0.02)

Net unrealized depreciation on open futures contracts	(449)	(0.00)*

Investment in Partnerships
CMF Willowbridge Argo Master Fund L.P.	10,048,026	22.63
CMF Campbell Master Fund L.P.	7,553,259	17.01
CMF Graham Capital Master Fund L.P.	10,523,193	23.71
CMF Eckhardt Master Fund L.P.	6,299,095	14.19

Total investment in Partnerships	34,423,573	77.54

Total fair value	$34,423,124	77.54%

*	Due to rounding

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

Smith Barney Diversified Futures Fund L.P. II
Statements of Income and Expenses
for the years ended
December 31, 2008, 2007 and 2006

	2008	2007	2006

Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized gains (losses) on closed positions	$2,365,379	$4,520,389	$3,834,987
Net realized gains (losses) on investment in Partnerships	7,659,594	3,122,817	(339,517)
Change in net unrealized gains (losses) on open positions	(7,994)	(147,866)	(212,575)
Change in net unrealized gains (losses) on investments in Partnerships	(78,944)	(1,462,490)	1,929,251

Gain (loss) from trading, net	9,938,035	6,032,850	5,212,146
Interest income (Note 3c)	137,547	581,078	758,523
Interest income from investment in Partnerships	350,008	1,163,880	1,321,763

Total income (loss)	10,425,590	7,777,808	7,292,432

Expenses:
Brokerage commissions including clearing fees (Note 3c)	3,078,391	3,463,859	3,924,799
Management fees (Note 3b)	934,466	1,003,243	1,123,731
Incentive fees (Note 3b)	527,587	285,594	583,628
Professional fees	85,812	44,975	64,490
Other	77,566	69,040	28,735

Total expenses	4,703,822	4,866,711	5,725,383

Net income (loss)	$5,721,768	$2,911,097	$1,567,049

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent (Notes 1 and 7)	$215.30	$92.67	$42.26

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P. II
Statements of Changes in Partners’ Capital
for the years ended
December 31, 2008, 2007 and 2006

	Limited	General
	Partners	Partner	Total

Partners’ Capital at December 31, 2005	$56,398,079	$1,341,298	$57,739,377
Net income (loss)	1,529,678	37,371	1,567,049
Redemption of 4,399.7948 Redeemable Units of Limited Partnership Interest	(6,817,984)	—	(6,817,984)

Partners’ Capital at December 31, 2006	51,109,773	1,378,669	52,488,442
Net income (loss)	2,604,375	306,722	2,911,097
Sale of 1,008.7668 Unit equivalents of General Partner Interest	—	1,441,407	1,441,407
Redemption of 5,971.8541 Redeemable Units of Limited Partnership Interest	(9,429,938)	—	(9,429,938)

Partners’ Capital at December 31, 2007	44,284,210	3,126,798	47,411,008
Net income (loss)	5,451,076	270,692	5,721,768
Redemption of 1,144.5571 General Partner Unit equivalents	—	(2,000,000)	(2,000,000)
Redemption of 3,781.8183 Redeemable Units of Limited Partnership Interest	(6,739,448)	—	(6,739,448)

Partners’ Capital at December 31, 2008	$42,995,838	$1,397,490	$44,393,328

Net Asset Value per Unit:

2006:	$1,559.03

2007:	$1,651.70

2008:	$1,867.00

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
December 31, 2008

1.	Partnership Organization:

Smith Barney Diversified Futures Fund L.P. II (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on May 10, 1994 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership was authorized to sell 100,000 redeemable units of Limited Partnership Interest (“Redeemable Units”) during its initial offering period. The Partnership no longer offers Redeemable Units for sale.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (“CGM”). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. (“Citigroup”).

On January 13, 2009, Citigroup Inc. reached a definitive agreement to sell CGM’s division, Smith Barney, which includes Smith Barney in the U.S., Smith Barney in Australia and Quilter in the U.K., to a joint venture to be formed with Morgan Stanley. The joint venture, to be called Morgan Stanley Smith Barney, will combine the sold businesses with Morgan Stanley’s Global Wealth Management Group. Upon closing, Morgan Stanley will own 51% and Citigroup will own 49% of the joint venture. Morgan Stanley and Citigroup will have various purchase and sale rights for the joint venture, but Citigroup is expected to retain the full amount of its stake at least through year three and to continue to own a significant stake in the joint venture at least through year five. The transaction, which is subject to and contingent upon regulatory approvals and other customary closing conditions, is expected to close the third quarter of 2009.

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The Partnership will be liquidated upon the first to occur of the following: December 31, 2014; the Net Asset Value per Redeemable Unit decreases to less than $400 per Redeemable Unit as of a close of any business day; or under certain other circumstances as defined in the Limited Partnership Agreement of the Partnership (the“Limited Partnership Agreement”).

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from these estimates.

b.	Statement of Cash Flows. The Partnership has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale” (“FAS 102”).

c.	Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
December 31, 2008

as a component of equity in commodity futures trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Fair Value Measurements.  The Partnership and the Funds (as defined in note 5 “Investment in Partnerships”) adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

The Partnership and the Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of December 31, 2008, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted
		Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Partnerships	$34,423,573	$—	$34,423,573	$—

Total assets	34,423,573	—	34,423,573	—

Liabilities
Futures	$449	$449	$—	$—

Total liabilities	449	449	—	—

Total fair value	$34,423,124	$(449)	$34,423,573	$—

d.	Futures Contracts. The Partnership and the Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
December 31, 2008

closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses.

f.	London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of Aluminum, Copper, Lead, Nickel, Tin or Zinc. LME contracts traded by the Partnership and the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.

g.	Options. The Funds may purchase and write (sell) both exchange listed and over-the-counter options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Funds purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

h.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.

In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
December 31, 2008

the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the year ended December 31, 2008 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States — 2005.

i.	Recent Accounting Pronouncements. On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The standard expands the disclosure requirements for derivatives and hedged items and has no impact on how the Partnership accounts for derivatives (the Partnership does not have hedged items). Management is evaluating the enhanced disclosure requirements and does not believe that there will be any material impact on the financial statement disclosures.

j.	Certain prior period amounts have been reclassified to conform to the current year presentation.

3.	Agreements:

a.	Limited Partnership Agreement:

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

The General Partner, on behalf of the Partnership, has entered into management agreements (the “Management Agreements”) with Graham Capital Management L.P. (“Graham”), Capital Fund Management SA (“CFM”), Campbell & Co., Inc. (“Campbell”), Willowbridge Associates Inc. (“Willowbridge”) and Eckhardt Trading Company (“Eckhardt”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Eckhardt was added as an advisor to the Partnership on April 1, 2008. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership. The Partnership will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees. The Management Agreement may be terminated upon notice by either party.

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

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
December 31, 2008

c.	Customer Agreement:

The Partnership has entered into a customer agreement (the “Customer Agreement”) which provides that the Partnership will pay CGM a monthly brokerage commission equal to 1/2 of 1% (6% per year) of month-end Net Assets, in lieu of brokerage commissions on a per trade basis. CGM will pay a portion of brokerage fees to its financial advisors who have sold Redeemable Units in the Partnership. Month-end Net Assets, for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of accrued expenses and redemptions payable. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Partnership will pay for National Futures Association fees as well as exchange, clearing, user, give-up and floor brokerage fees (collectively the “clearing fees”) directly and through its investment in the Funds. All of the Partnership’s assets are deposited in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2008 and 2007, the amount of cash held for margin requirements were $696,680 and $601,723, respectively. CGM has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the years ended December 31, 2008 and 2007, based on a monthly calculation, were $151,002 and $150,327, respectively.

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
December 31, 2008

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

On April 1, 2008, the assets allocated to Eckhardt for trading were invested in CMF Eckhardt Master Fund L.P. (“Eckhardt Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 7,000.0000 Units of Eckhardt Master with cash of $7,000,000. Eckhardt Master was formed in order to permit commodity pools managed now or in the future by Eckhardt using its Standard Program, to invest together in one trading vehicle. The General Partner is also the general partner of Eckhardt Master. Individual and pooled accounts currently managed by Eckhardt, including the Partnership, are permitted to be limited partners of Eckhardt Master. The General Partner and Eckhardt believe that trading through this structure should promote efficiency and economy in the trading process.

Campbell Master’s, Graham Master’s, Willowbridge Master’s and Eckhardt Master’s (the “Funds”) and the Partnership’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchange and foreign commodity exchanges. The Funds and the Partnership engage in such trading through a commodity brokerage account maintained with CGM.

A Limited Partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The Units are classified as a liability when the Limited Partner elects to redeem and inform the Funds.

Management and incentive fees are charged at the Partnership level. All clearing fees are borne by the Partnership and through its investment in the Funds. All other fees including CGM’s direct brokerage commissions are charged at the Partnership level.

As of December 31, 2008, the Partnership owned approximately 5.9%, 3.4%, 4.7% and 30.7%, of Campbell Master, Willowbridge Master, Graham Master and Eckhardt Master, respectively. As of December 31, 2007, the Partnership owned approximately 5.8%, 3.9%, and 5.3%, of Campbell Master, Willowbridge Master, and Graham Master, respectively. Campbell, Willowbridge, Graham and Eckhardt intend to continue to invest the assets allocated to each by the Partnership in Campbell Master, Willowbridge Master, Graham Master and Eckhardt Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
December 31, 2008

Summarized information reflecting the Total Assets, Liabilities and Capital for the Funds are shown in the following tables.

	December 31, 2008
	Total	Total	Total
	Assets	Liabilities	Capital

Willowbridge Master	$297,444,761	$24,757	$297,420,004
Campbell Master	130,426,422	2,951,460	127,474,962
Graham Master	227,486,890	2,995,948	224,490,942
Eckhardt Master	20,545,262	15,827	20,529,435

Total	$675,903,335	$5,987,992	$669,915,343

	December 31, 2007
	Total	Total	Total
	Assets	Liabilities	Capital

Willowbridge Master	$213,552,209	$497,187	$213,055,022
Campbell Master	226,825,488	10,129,288	216,696,200
Graham Master	223,277,892	9,683,505	213,594,387

Total	$663,655,589	$20,309,980	$643,345,609

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds are shown in the following tables.

	% of					Net
	Partnership’s			Expenses		Income	Investment	Redemptions
Funds	Net Assets	Fair Value	Income (Loss)	Commissions	Other	(Loss)	Objective	Permitted

For the year ended December 31, 2008
Willowbridge Master	22.63%	$10,048,026	$4,121,243	$12,208	$1,264	$4,107,771	Commodity Portfolio	Monthly
Campbell Master	17.01%	7,553,259	395,828	6,404	2,649	386,775	Financials Metals & Energy Portfolio	Monthly
Graham Master	23.71%	10,523,193	3,112,416	44,774	1,428	3,066,214	Commodity Portfolio	Monthly
Eckhardt Master	14.19%	6,299,095	301,171	6,712	20,769	273,690	Commodity Portfolio	Monthly

Total		$34,423,573	$7,930,658	$70,098	$26,110	$7,834,450

	% of					Net
	Partnership’s			Expenses		Income	Investment	Redemptions
Funds	Net Assets	Fair Value	Income (Loss)	Commissions	Other	(Loss)	Objective	Permitted

For the year ended December 31, 2007
Willowbridge Master	17.57%	$8,331,766	$1,817,249	$20,176	$1,379	$1,795,694	Commodity Portfolio	Monthly
Campbell Master	26.60%	12,609,331	(942,615)	24,599	2,119	(969,333)	Financials Metals & Energy Portfolio	Monthly
Graham Master	23.83%	11,300,123	1,949,573	42,423	1,418	1,905,732	Commodity Portfolio	Monthly

Total		$32,241,220	$2,824,207	$87,198	$4,916	$2,732,093

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
December 31, 2008

6.	Distributions and Redemptions:

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

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006

Net realized and unrealized gains (losses)*	$259.03	$82.52	$34.01
Interest income	18.06	54.17	57.29
Expenses**	(61.79)	(44.02)	(49.04)

Increase (decrease) for the year	215.30	92.67	42.26
Net Asset Value per Redeemable Unit, beginning of year	1,651.70	1,559.03	1,516.77

Net Asset Value per Redeemable Unit, end of year	$1,867.00	$1,651.70	$1,559.03

Ratios to average net assets:
Net investment income (loss) before incentive fees***	(8.1)%	(5.6)%	(5.5)%

Operating expenses	9.2%	9.1%	9.2%
Incentive fees	1.2%	0.6%	1.0%

Total expenses	10.4%	9.7%	10.2%

Total return:
Total return before incentive fees	14.4%	6.6%	3.9%
Incentive fees	(1.4)%	(0.7)%	(1.1)%

Total return after incentive fees	13.0%	5.9%	2.8%

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

***	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

8.	Financial Instrument Risks:

In the normal course of its business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Each of these instruments

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
December 31, 2008

is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership/Funds is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent, through CGM, that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership’s/Fund’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. As of December 31, 2008, there are no swap contracts the Partnership/Funds are a party to. The Partnership/Funds have credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership’s/Funds’ assets is CGM.

As both a buyer and seller of options, the Partnership/Funds pay or receive a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership/Funds to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership/Funds do not consider these contracts to be guarantees as described in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees” (“FIN 45”).

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

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Funds’ business, these instruments may not be held to maturity.

     Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2008 and 2007 are summarized below:

	For the period from	For the period from	For the period from	For the period from
	October 1, 2008 to	July 1, 2008 to	April 1, 2008 to	January 1, 2008 to
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Net realized and unrealized trading gains (losses) and investment in Partnerships net of brokerage commissions and clearing fees including interest income	$3,572,399	$(2,896,235)	$4,863,658	$1,807,377
Net income (loss)	$3,162,223	$(3,184,461)	$4,247,206	$1,496,800
Increase (decrease) in Net Asset Value per Unit	$127.32	$(124.22)	$159.81	$52.39

	For the period from	For the period from	For the period from	For the period from
	October 1, 2007 to	July 1, 2007 to	April 1, 2007 to	January 1, 2007 to
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Net realized and unrealized trading gains (losses) and investment in Partnerships net of brokerage commissions and clearing fees including interest income	$3,898,085	$(2,593,832)	$7,055,425	$(4,045,729)
Net income (loss)	$3,326,816	$(2,871,722)	$6,774,588	$(4,318,585)
Increase (decrease) in Net Asset Value per Unit	$105.51	$(89.00)	$206.31	$(130.15)

To the Limited Partners of
CMF Willowbridge Argo Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro
Chief Financial Officer and Director
Citigroup Managed Futures LLC
General Partner,
CMF Willowbridge Argo Master Fund L.P.

Citigroup Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

Report of Independent Auditors
To the Partners of
CMF Willowbridge Argo Master Fund L.P.:
In our opinion, the accompanying statement of financial condition, including the schedule of investments, and the related statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of CMF Willowbridge Argo Master Fund L.P. at December 31, 2008, and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Report of Independent Registered Public Accounting Firm
The Partners
CMF Willowbridge Argo Master Fund L.P.:
We have audited the accompanying statements of financial condition of CMF Willowbridge Argo Master
Fund L.P. (the “Partnership”), as of December 31, 2007, and the related statements of income and expenses, and changes in partners’ capital for each of the years in the two-year period ended
December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Willowbridge Argo Master Fund L.P. as of December 31, 2007,
and the results of its operations, and changes in partners’ capital for each of the years in the two-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
March 24, 2008

CMF Willowbridge Argo Master Fund L.P.
Statements of Financial Condition
December 31, 2008 and 2007

	2008	2007

Assets:
Equity in commodity futures trading account:
Cash (Note 3c)	$275,579,764	$188,183,371
Cash margin (Note 3c)	17,345,935	14,736,861
Net unrealized appreciation on open futures contracts	4,514,064	10,159,667

	297,439,763	213,079,899
Interest receivable	4,998	472,310

Total assets	$297,444,761	$213,552,209

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Professional fees	$19,759	$24,877
Distribution payable (Note 5)	4,998	472,310

Total liabilities	24,757	497,187

Partners’ Capital:
General Partner, 0.0000 Unit equivalents at December 31, 2008 and 2007	—	—
Limited Partners’ Capital, 137,871.4938 and 151,669.7533 Redeemable Units of Limited Partnership Interest outstanding at December 31, in 2008 and 2007, respectively	297,420,004	213,055,022

Total liabilities and partners’ capital	$297,444,761	$213,552,209

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Schedule of Investments
December 31, 2008

		% of Partners’
	Fair Value	Capital

Futures Contracts Purchased
Currencies	$521,823	0.17%
Grains	496,363	0.17
Interest Rates U.S.	1,365,961	0.46
Interest Rates Non-U.S.	1,847,392	0.62
Metals	711,975	0.24
Softs	(99,463)	(0.03)

Total futures contracts purchased	4,844,051	1.63

Futures Contracts Sold
Energy	694,880	0.23
Grains	(294,592)	(0.10)
Metals	(730,275)	(0.24)

Total futures contracts sold	(329,987)	(0.11)

Total fair value	$4,514,064	1.52%

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Schedule of Investments
December 31, 2007

		% of Partners’
	Fair Value	Capital

Futures Contracts Purchased
Currencies	$(660,785)	(0.31)%
Energy	3,295,752	1.55
Grains	6,206,586	2.91
Interest Rates U.S.	999,269	0.47
Interest Rates Non-U.S.	309,793	0.14
Metals	63,190	0.03
Softs	359,678	0.17

Total futures contracts purchased	10,573,483	4.96

Futures Contracts Sold
Currencies	(17,588)	(0.01)
Energy	(278,590)	(0.13)
Interest Rates Non-U.S.	(170,173)	(0.08)
Livestock	79,810	0.04
Metals	(27,275)	(0.01)

Total futures contracts sold	(413,816)	(0.19)

Total fair value	$10,159,667	4.77%

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Statements of Income and Expenses
for the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed positions	$120,270,941	$45,753,249	$7,356,887
Change in net unrealized gains (losses) on open positions	(5,645,603)	(875,016)	199,393

Gain (loss) from trading, net	114,625,338	44,878,233	7,556,280
Interest income	2,959,647	6,365,854	6,973,475

Total income (loss)	117,584,985	51,244,087	14,529,755

Expenses:
Clearing fees	340,947	437,674	686,498
Professional fees	35,786	29,863	34,341

Total expenses	376,733	467,537	720,839

Net income (loss)	$117,208,252	$50,776,550	$13,808,916

Net income (loss) per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$771.84	$352.58	$83.95

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended December 31, 2008, 2007 and 2006

Partners’
Capital

Partners’ Capital at December 31, 2005	$169,682,051
Net income (loss)	13,808,916
Sale of 28,094.8487 Redeemable Units of Limited Partnership Interest	30,189,283
Redemption of 21,595.7187 Redeemable Units of Limited Partnership Interest	(23,138,645)
Distribution of interest income to feeder funds	(6,973,475)

Partners’ Capital at December 31, 2006	183,568,130
Net income (loss)	50,776,550
Sale of 27,402.5153 Redeemable Units of Limited Partnership Interest	30,563,510
Redemption of 43,441.2969 Redeemable Units of Limited Partnership Interest	(45,487,314)
Distribution of interest income to feeder funds	(6,365,854)

Partners’ Capital at December 31, 2007	213,055,022
Net income (loss)	117,208,252
Sale of 60,036.9500 Redeemable Units of Limited Partnership Interest	106,466,700
Redemption of 73,835.2095 Redeemable Units of Limited Partnership Interest	(136,350,323)
Distribution of interest income to feeder funds	(2,959,647)

Partners’ Capital December 31, 2008	$297,420,004

Net Asset Value per Redeemable Unit of Limited Partnership Interest:

2006:	$1,094.57

2007:	$1,404.73

2008:	$2,157.23

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Notes to Financial Statements
December 31, 2008

1.	Partnership Organization:

CMF Willowbridge Argo Master Fund L.P. (the “Master”) is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of redeemable units of Limited Partnership Interest (“Redeemable Units”).

On July 1, 2005, (commencement of trading operations), Smith Barney Diversified Futures Fund L.P. (“Diversified”), Smith Barney Diversified Futures Fund L.P. II (“Diversified II”), Citigroup Orion Futures Fund L.P., formerly Salomon Smith Barney Orion Futures Fund L.P. (“Orion”), CMF Institutional Futures Portfolio L.P. (“CMF Institutional”) and Citigroup Diversified Futures Fund L.P. (“Citigroup Diversified”) allocated a portion of their capital to the Master. Diversified purchased 12,259.3490 Redeemable Units of the Master with cash of $11,118,119 and a contribution of open commodity futures and forwards positions with a fair value of $1,141,230, Diversified II purchased 10,980.9796 Redeemable Units of the Master with cash of $9,895,326 and a contribution of open commodity futures and forwards positions of $1,085,654, Orion purchased 33,529.1186 Redeemable Units of the Master with cash of $29,866,194 and a contribution of open commodity futures and forwards positions with a fair value of $3,662,925, CMF Institutional invested $7,000,000 of its’ initial capital and purchased 7,000.0000 Redeemable Units of the Master with cash of 16,242,748 and Citigroup Diversified purchased 95,795.8082 Redeemable Units of the Master with cash of $85,442,868 and a contribution of open commodity futures and forwards positions with a fair value of $10,352,940. The Master was formed to permit commodity pools managed now and in the future by Willowbridge Associates Inc. (the “Advisor”) using the Argo Program, the Advisor’s proprietary trading program, to invest together in one trading vehicle.

The Master operates under a structure where its investors consist of Diversified, Diversified II, Orion, Citigroup Diversified and CMF Institutional (each a “Feeder”, collectively the “Funds”) with approximately 3.6%, 3.4%, 46.1%, 42.5% and 4.4% ownership interest of the Master at December 31, 2008, respectively and with approximately 4.3%, 3.9%, 42.5%, 44.3% and 5.0% ownership interest in the Master at December 31, 2007, respectively.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) of the Master. The Master’s commodity broker is Citigroup Global Markets Inc. (“CGM”). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. (“Citigroup”). As of December 31, 2008, all trading decisions for the Master are made by the Advisor.

On January 13, 2009, Citigroup Inc. reached a definitive agreement to sell CGM’s division, Smith Barney, which includes Smith Barney in the U.S., Smith Barney in Australia and Quilter in the U.K., to a joint venture to be formed with Morgan Stanley. The joint venture, to be called Morgan Stanley Smith Barney, will combine the sold businesses with Morgan Stanley’s Global Wealth Management Group. Upon closing, Morgan Stanley will own 51% and Citigroup will own 49% of the joint venture. Morgan Stanley and Citigroup will have various purchase and sale rights for the joint venture, but Citigroup is expected to retain the full amount of its stake at least through year three and to continue to own a significant stake in the joint venture at least through year five. The transaction, which is subject to and contingent upon regulatory approvals and other customary closing conditions, is expected to close the third quarter of 2009.

The Master will be liquidated upon the first to occur of the following: December 31, 2025; or under certain other circumstances as defined in the Limited Partnership Agreement of the Master (the “Limited Partnership Agreement”).

CMF Willowbridge Argo Master Fund L.P.
Notes to Financial Statements
December 31, 2008

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from these estimates.

b.	Statement of Cash Flows. The Master has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale” (“FAS 102”).

c.	Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in commodity futures trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Fair Value Measurements. The Master adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of December 31, 2008, the Master did not hold any derivative instruments for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

CMF Willowbridge Argo Master Fund L.P.
Notes to Financial Statements
December 31, 2008

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$4,514,064	$4,514,064	$—	$—

Total assets	4,514,064	4,514,064	—	—

Total fair value	$4,514,064	$4,514,064	$—	$—

d.	Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro rata among the Funds at the time of such determination.

f.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

In 2007, the Master adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Master’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Master for the year ended December 31, 2008 and that no provision for income tax is required in the Master’s financial statements.

The following are the major tax jurisdictions for the Master and the earliest tax year subject to examination: United States — 2005.

g.	Recent Accounting Pronouncements. On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The standard expands the disclosure requirements for derivatives and hedged items and has no

CMF Willowbridge Argo Master Fund L.P.
Notes to Financial Statements
December 31, 2008

impact on how the Master accounts for derivatives (the Master does not have hedged items). Management is evaluating the enhanced disclosure requirements and does not believe that there will be any material impact on the financial statement disclosures.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Master including selecting one or more advisors to make trading decisions for the Master.

b.	Management Agreement:

The General Partner, on behalf of the Master, has entered into a management agreement (the “Management Agreement”) with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Master. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement are borne by the Funds. The Management Agreement may be terminated upon notice by either party.

c.	Customer Agreement:

The Master has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2008 and 2007, the amount of cash held by the Master for margin requirements were $17,345,935 and $14,736,861, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average monthly fair values for the years ended December 31, 2008 and 2007, based on a monthly calculation, were $10,200,232 and $11,939,322, respectively.

5.	Distributions and Redemptions:

A Limited Partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Master in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The Units are classified as a liability when the Limited Partner elects to redeem and inform the Master.

CMF Willowbridge Argo Master Fund L.P.
Notes to Financial Statements
December 31, 2008

6.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006

Net realized and change in unrealized gains (losses)*	$752.74	$310.35	$42.22
Interest income	19.34	42.42	41.94
Expenses**	(.24)	(0.19)	(0.21)

Increase (decrease) for the year	771.84	352.58	83.95
Distribution of interest income to feeder funds	(19.34)	(42.42)	(41.94)
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of year	1,404.73	1,094.57	1,052.56

Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of year	$2,157.23	$1,404.73	$1,094.57

*	Includes clearing fees

**	Excludes clearing fees

	2008	2007	2006

Ratios to average net assets:
Net investment income (loss)***	1.0%	3.5%	3.6%

Operating expenses	0.1%	0.3%	0.4%

Total return	54.9%	32.2%	8.0%

***	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the year.

7.	Financial Instrument Risks:

In the normal course of its business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Master is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

CMF Willowbridge Argo Master Fund L.P.
Notes to Financial Statements
December 31, 2008

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM, an exchange or clearing organization acts as a counterparty to the transactions. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. As of December 31, 2008, there are no swap contracts the Master is a party to. The Master has credit risk and concentration risk because the sole counterparty or broker with respect to the Master’s assets is CGM.

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

     Selected unaudited quarterly financial data for Willowbridge Master for the years ended December 31, 2008 and 2007 are summarized below.

	For the period from	For the period from	For the period from	For the period from
	October 1, 2008 to	July 1, 2008 to	April 1, 2008 to	January 1, 2008 to
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$27,126,788	$9,695,635	$61,112,070	$19,309,545
Net income (loss)	$27,118,311	$9,686,363	$61,102,423	$19,301,155
Increase (decrease) in Net Asset Value per Redeemable Unit	$190.01	$68.64	$389.12	$124.07

	For the period from	For the period from	For the period from	For the period from
	October 1, 2007 to	July 1, 2007 to	April 1, 2007 to	January 1, 2007 to
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$46,270,390	$(6,130,894)	$40,955,768	$(30,288,851)
Net income (loss)	$46,266,008	$(6,138,210)	$40,946,666	$(30,297,914)
Increase (decrease) in Net Asset Value per Redeemable Unit	$310.58	$(42.99)	$280.04	$(195.05)

To the Limited Partners of
CMF Campbell Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro
Chief Financial Officer and Director
Citigroup Managed Futures LLC
General Partner,
CMF Campbell Master Fund L.P.

Citigroup Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

Report of Independent Auditors
To the Partners of
CMF Campbell Master Fund L.P.:
In our opinion, the accompanying statement of financial condition, including the schedule of investments, and the related statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of CMF Campbell Master Fund L.P. at December 31, 2008, and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Report of Independent Registered Public Accounting Firm
The Partners
CMF Campbell Master Fund L.P.:
We have audited the accompanying statements of financial condition of CMF Campbell Master Fund L.P.
(the “Partnership”), as of December 31, 2007, and the related statements of income and expenses, and changes in partners’ capital for each of the years in the two-year period ended December 31,
2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Campbell Master Fund L.P. as of December 31, 2007, and the
results of its operations, and changes in partners’ capital for each of the years in the two-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
March 24, 2008

CMF Campbell Master Fund L.P.
Statements of Financial Condition
December 31, 2008 and 2007

	2008	2007

Assets:
Equity in commodity futures trading account:
Cash (Note 3c)	$119,063,081	$202,331,563
Cash margin (Note 3c)	7,947,067	17,299,861
Net unrealized appreciation on open futures contracts	159,230	1,316,942
Unrealized appreciation on open forward contracts	3,234,818	5,178,307
Options owned, at fair value (cost $36,166 and $269,832 at December 31, 2008 and 2007, respectively)	20,304	263,000

	130,424,500	226,389,673
Interest receivable	1,922	435,815

Total assets	$130,426,422	$226,825,488

Liabilities and Partners’ Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$2,837,275	$7,684,822
Options written, at fair value (premium $108,994 and $153,329 at December 31, 2008 and 2007, respectively)	82,624	110,504
Accrued expenses:
Professional fees	29,639	22,189
Redemption payable (Note 5)	—	1,875,958
Distribution payable (Note 5)	1,922	435,815

Total liabilities	2,951,460	10,129,288

Partners’ Capital:
General Partner, 0.0000 Unit equivalents at December 31, 2008 and 2007	—	—
Limited Partners’ Capital, 112,523.4490 and 197,763.9128 Redeemable Units of Limited Partnership Interest outstanding at December 31, 2008 and 2007, respectively	127,474,962	216,696,200

Total liabilities and partners’ capital	$130,426,422	$226,825,488

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.
Schedule of Investments
December 31, 2008

		% of Partners’
	Fair Value	Capital

Futures Contracts Purchased
Interest Rates Non-U.S	$600,131	0.47%
Interest Rates U.S	(204,258)	(0.16)
Indices	44,667	0.04
Metals	3,250	0.00 *

Total futures contracts purchased	443,790	0.35

Futures Contracts Sold
Energy	(42,257)	(0.03)
Interest Rates Non-U.S	(92,304)	(0.07)
Interest Rates U.S	(987)	(0.00)*
Indices	(149,012)	(0.12)

Total futures contracts sold	(284,560)	(0.22)

Net unrealized appreciation on open futures contracts	159,230	0.13

Unrealized Appreciation on Open Forward Contracts
Currencies	3,229,485	2.53
Metals	5,333	0.00 *

Total unrealized appreciation on open forward contracts	3,234,818	2.53

Unrealized Depreciation on Open Forward Contracts
Currencies	(2,741,087)	(2.15)
Metals	(96,188)	(0.08)

Total unrealized depreciation on open forward contracts	(2,837,275)	(2.23)

Options Owned
Currencies	20,304	0.02

Options Written
Currencies	(82,624)	(0.06)

Total fair value	$494,453	0.39%

*	Due to rounding.

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.
Schedule of Investments
December 31, 2007

		% of Partners’
	Fair Value	Capital

Futures Contracts Purchased
Energy	$504,120	0.23%
Interest Rates Non-U.S.	111,291	0.05
Interest Rates U.S.	380,506	0.18
Indices	698,091	0.32
Metals	215,440	0.10

Total futures contracts purchased	1,909,448	0.88

Futures Contracts Sold
Energy	(391,048)	(0.18)
Interest Rates Non-U.S.	(159,023)	(0.07)
Interest Rates U.S.	(3,078)	(0.00)*
Indices	(39,357)	(0.02)

Total futures contracts sold	(592,506)	(0.27)

Net unrealized appreciation on open futures contracts	1,316,942	0.61

Unrealized Appreciation on Forward Contracts
Currencies	5,081,872	2.35
Metals	96,435	0.04

Total unrealized appreciation on forward contracts	5,178,307	2.39

Unrealized Depreciation on Forward Contracts
Currencies	(7,615,465)	(3.52)
Metals	(69,357)	(0.03)

Total unrealized depreciation on forward contracts	(7,684,822)	(3.55)

Options Owned
Currencies	263,000	0.12

Options Written
Currencies	(110,504)	(0.05)

Total fair value	$(1,037,077)	(0.48)%

*	Due to rounding

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.
Statements of Income and Expenses
for the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Income:
Net gains (loss) on trading of commodity interests:
Net realized gains (losses) on closed positions	$5,096,789	$(7,020,650)	$(8,703,477)
Change in net unrealized gains (losses) on open positions	1,720,861	(19,893,661)	29,791,293

Gain (loss) from trading, net	6,817,650	(26,914,311)	21,087,816
Interest income (Note 3c)	1,898,928	9,721,573	12,424,375

Total income (loss)	8,716,578	(17,192,738)	33,512,191

Expenses:
Clearing fees	114,965	436,254	318,206
Professional fees	46,143	38,051	52,325

Total expenses	161,108	474,305	370,531

Net income (loss)	$8,555,470	$(17,667,043)	$33,141,660

Net income (loss) per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$48.81	$(82.98)	$123.70

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended December 31, 2008, 2007 and 2006

Partners’
Capital

Partners’ capital at December 31, 2005	$326,390,773
Net income (loss)	33,141,660
Sale of 43,164.5073 Redeemable Units of Limited Partnership Interest	50,450,807
Redemption of 61,604.6087 Redeemable Units of Limited Partnership Interest	(70,468,475)
Distribution of interest to feeder funds	(12,424,375)

Partners’ capital at December 31, 2006	327,090,390
Net income (loss)	(17,667,043)
Sale of 6,744.0375 Redeemable Units of Limited Partnership Interest	7,969,328
Redemption of 77,141.7434 Redeemable Units of Limited Partnership Interest	(90,974,902)
Distribution of interest to feeder funds	(9,721,573)

Partners’ capital at December 31, 2007	216,696,200
Net income (loss)	8,555,470
Sale of 7,110.7187 Redeemable Units of Limited Partnership Interest	7,921,000
Redemption of 92,351.1825 Redeemable Units of Limited Partnership Interest	(103,798,780)
Distribution of interest to feeder funds	(1,898,928)

Partners’ capital at December 31, 2008	$127,474,962

Net Asset Value per Redeemable Unit of Limited Partnership Interest:

2006:	$1,219.75

2007:	$1,095.73

2008:	$1,132.87

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.
Notes to Financial Statements
December 31, 2008

1.	Partnership Organization:

CMF Campbell Master Fund L.P. (the “Master”) is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of redeemable units of Limited Partnership Interest (“Redeemable Units”).

On January 1, 2005, (date Master commenced trading operations), Smith Barney Potomac Futures Fund L.P. (“Potomac”) allocated substantially all its capital and Smith Barney Diversified Futures Fund L.P. (“Diversified”), Smith Barney Diversified Futures Fund L.P. II (“Diversified II”), Smith Barney Global Markets Futures Fund L.P. (“Global Markets”), Citigroup Global Diversified Futures Fund L.P., formerly Salomon Smith Barney Global Diversified Futures Fund L.P. (“Global Diversified”) and Citigroup Diversified 2000 Futures Fund L.P., formerly Salomon Smith Barney Diversified 2000 Futures Fund L.P. (“Diversified 2000”) allocated a portion of their capital to the Master. Potomac purchased 173,788.6446 Units of the Master with cash equal to $172,205,653 and a contribution of open commodity futures and forwards positions with a fair value of $1,582,922, Diversified purchased 19,621.1422 Units of the Master with cash equal to $19,428,630 and a contribution of open commodity futures and forwards positions with a fair value of $192,512, Diversified II purchased 18,800.3931 Units of the Master with cash equal to $18,587,905 and a contribution of open commodity futures and forwards positions with a fair value of $212,488, Global Markets purchased 2,858.0358 Units of the Master with cash equal to $2,759,784 and a contribution of open commodity futures and forwards positions with a fair value of $98,252, Global Diversified purchased 17,534.8936 Units of the Master with cash equal to $17,341,826 and a contribution of open commodity futures and forwards positions with a fair value of $193,067 and Diversified 2000 purchased 51,356.1905 Units of the Master with cash equal to $50,768,573 and a contribution of open commodity futures and forwards positions with a fair value of $587,618. On December 31, 2007, Global Markets redeemed its entire investment of 0.9% in the Master. This amounted to 1,712.0595 units totaling $1,880,624, which includes interest of $4,666 that is included as part of distribution payable in the Statements of Financial Condition. The Master was formed to permit commodity pools managed now and in the future by Campbell and Company Inc. (the “Advisor”), using the FME Large Portfolio Program, the Advisor’s proprietary trading program, to invest together in one trading vehicle.

The Master operates under a structure where its investors consist of Potomac, Diversified, Diversified II, Global Diversified and Diversified 2000 (each a “Feeder”, collectively the “Funds”) with approximately 71.5%, 5.6%, 5.9%, 6.7%, and 10.3% investments in the Master at December 31, 2008, respectively. Potomac, Diversified, Diversified II, Global Diversified and Diversified 2000 owned approximately 72.0%, 5.1%, 5.8%, 4.9%, and 12.2% investments in the Master at December 31, 2007, respectively.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) of the Master. The Master’s commodity broker is Citigroup Global Markets Inc. (“CGM”). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. (“Citigroup”). As of December 31, 2008, all trading decisions for the Master are made by the Advisor.

On January 13, 2009, Citigroup Inc. reached a definitive agreement to sell CGM’s division, Smith Barney, which includes Smith Barney in the U.S., Smith Barney in Australia and Quilter in the U.K., to a joint venture to be formed with Morgan Stanley. The joint venture, to be called Morgan Stanley Smith Barney, will combine the sold businesses with Morgan Stanley’s Global Wealth Management Group. Upon closing, Morgan Stanley will own 51% and Citigroup will own 49% of the joint venture. Morgan Stanley and Citigroup will have various purchase and sale rights for the joint venture, but Citigroup is expected to retain the full amount of its stake at least through year three and to continue to own a significant stake in the joint

CMF Campbell Master Fund L.P.
Notes to Financial Statements
December 31, 2008

venture at least through year five. The transaction, which is subject to and contingent upon regulatory approvals and other customary closing conditions, is expected to close the third quarter of 2009.

The Master will be liquidated upon the first to occur of the following: December 31, 2024; or under certain other circumstances as defined in the Limited Partnership Agreement of the Master (the “Limited Partnership Agreement”).

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from these estimates.

b.	Statement of Cash Flows. The Master has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale” (“FAS 102”).

c.	Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in commodity futures trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Fair Value Measurements.  The Master adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of December 31, 2008, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

CMF Campbell Master Fund L.P.
Notes to Financial Statements
December 31, 2008

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	12/31/2008	(Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$159,230	$159,230	$—	$—
Forwards	3,234,818	5,333	3,229,485	—
Options owned	20,304	—	20,304	—

Total assets	$3,414,352	$164,563	$3,249,789	$—

Liabilities
Forwards	$2,837,275	$96,188	$2,741,087	$—
Options written	82,624	—	82,624	—

Total liabilities	2,919,899	96,188	2,823,711	—

Total fair value	$494,453	$68,375	$426,078	$—

d.	Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses.

f.	London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of Aluminum, Copper, Lead, Nickel, Tin or Zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because

CMF Campbell Master Fund L.P.
Notes to Financial Statements
December 31, 2008

transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.

g.	Options. The Master may purchase and write (sell), both exchange listed and over-the-counter, options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

h.	Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro rata among the Funds at the time of such determination.

i.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

In 2007, the Master adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Master’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Master for the year ended December 31, 2008 and that no provision for income tax is required in the Master’s financial statements.

The following are the major tax jurisdictions for the Master and the earliest tax year subject to examination: United States — 2005.

j.	Recent Accounting Pronouncements. On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The standard expands the disclosure requirements for derivatives and hedged items and has no impact on how the Master accounts for derivatives (the Master does not have hedged items). Management is evaluating the enhanced disclosure requirements and does not believe that there will be any material impact on the financial statement disclosures.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Master including selecting one or more advisors to make trading decisions for the Master.

CMF Campbell Master Fund L.P.
Notes to Financial Statements
December 31, 2008

b.	Management Agreement:

The General Partner, on behalf of the Master, has entered into a management agreement (the “Management Agreement”) with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Master. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement are borne by the Funds. The Management Agreement may be terminated upon notice by either party.

c.	Customer Agreement:

The Master has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2008 and 2007, the amount of cash held by the Master for margin requirements was $7,947,067 and $17,299,861, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair values for the years ended December 31, 2008 and 2007 based on a monthly calculation, were $(628,085) and $7,515,114, respectively.

5.	Distributions and Redemptions:

A Limited Partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Master in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The Units are classified as a liability when the Limited Partner elects to redeem and inform the Master.

CMF Campbell Master Fund L.P.
Notes to Financial Statements
December 31, 2008

6.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006

Net realized and unrealized gains (losses)*	$37.47	$(123.87)	$81.10
Interest income	11.67	41.04	42.78
Expenses**	(0.33)	(0.15)	(0.18)

Increase (decrease) for the year	48.81	(82.98)	123.70
Distribution of interest income to feeder funds	(11.67)	(41.04)	(42.78)
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of year	1,095.73	1,219.75	1,138.83

Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of year	$1,132.87	$1,095.73	$1,219.75

*	Includes clearing fees

**	Excludes clearing fees

Ratios to average net assets:
Net investment income (loss)***	1.0%	3.3%	3.6%

Operating expenses	0.1%	0.2%	0.1%

Total return	4.5%	(6.8)%	10.9%

***	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the year.

7.	Financial Instrument Risks:

In the normal course of its business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Master is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to

CMF Campbell Master Fund L.P.
Notes to Financial Statements
December 31, 2008

the extent that, through CGM, an exchange or clearing organization acts as a counterparty to the transactions. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. As of December 31, 2008, there are no swap contracts the Master is a party to. The Master has credit risk and concentration risk because the sole counterparty or broker with respect to the Master’s assets is CGM.

As both a buyer and seller of options, the Master pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Master to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Master does not consider these contracts to be guarantees as described in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees” (“FIN 45”).

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

     Selected unaudited quarterly financial data for Campbell Master for the years ended December 31, 2008 and 2007 are summarized below:

	For the period	For the period		For the period
	from	from	For the period	from
	October 1, 2008 to	July 1, 2008 to	from	January 1, 2008
	December 31,	September 30,	April 1, 2008 to	to
	2008	2008	June 30, 2008	March 31, 2008
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$(587,579)	$(4,348,292)	$10,671,583	$2,865,901
Net income (loss)	$(607,961)	$(4,356,671)	$10,663,067	$2,857,035
Increase (decrease) in Net Asset Value per Redeemable Unit	$(4.11)	$(32.44)	$70.15	$15.21

	For the period	For the period		For the period
	from	from	For the period	from
	October 1, 2007 to	July 1, 2007 to	from	January 1, 2007
	December 31,	September 30,	April 1, 2007 to	to
	2007	2007	June 30, 2007	March 31, 2007
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$(1,543,815)	$(42,641,288)	$41,745,049	$(15,188,938)
Net income (loss)	$(1,548,757)	$(42,653,118)	$41,733,260	$(15,198,428)
Increase (decrease) in Net Asset Value per Redeemable Unit	$(9.68)	$(184.66)	$171.71	$(60.35)

To the Limited Partners of
CMF Graham Capital Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro
Chief Financial Officer and Director
Citigroup Managed Futures LLC
General Partner,
CMF Graham Capital Master Fund L.P.

Citigroup Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

Report of Independent Auditors
To the Partners of
CMF Graham Capital Master Fund L.P.:
In our opinion, the accompanying statement of financial condition, including the schedule of investments, and the related statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of CMF Graham Capital Master Fund L.P. at December 31, 2008, and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Report of Independent Registered Public Accounting Firm
The Partners
CMF Graham Capital Master Fund L.P.:
We have audited the accompanying statements of financial condition of CMF Graham Capital Master Fund L.P. (the “Partnership”), as of December 31, 2007, and the related statements of income and expenses, and changes in partners’ capital for the year ended December 31, 2007 and for the period April 1, 2006 (commencement of trading operations) to December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Graham Capital Master Fund L.P. as of December 31, 2007, and the results of its operations, and changes in partners’ capital for the year ended December 31, 2007 and for the period April 1, 2006 to December 31, 2006, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
March 24, 2008

CMF Graham Capital Master Fund L.P.
Statements of Financial Condition
December 31, 2008 and 2007

	2008	2007

Assets:
Equity in commodity futures trading account:
Cash (Note 3c)	$214,551,266	$191,110,075
Cash margin (Note 3c)	9,073,580	24,672,137
Net unrealized appreciation on open futures contracts	1,162,793	278,888
Unrealized appreciation on open forward contracts	2,695,908	6,792,116

	227,483,547	222,853,216
Interest receivable	3,343	424,676

Total assets	$227,486,890	$223,277,892

Liabilities and Partners’ Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$2,975,865	$7,439,350
Accrued expenses:
Professional fees	16,740	24,122
Distribution payable	3,343	424,676
Redemptions payable	—	1,795,357

Total liabilities	2,995,948	9,683,505

Partners’ Capital:
General Partner, 0.0000 Unit equivalents at December 31, 2008 and 2007	—	—
Limited Partners’ Capital, 146,784.8652 and 186,334.8221 Redeemable Units of Limited Partnership Interest outstanding at December 31, 2008 and 2007, respectively	224,490,942	213,594,387

Total liabilities and partners’ capital	$227,486,890	$223,277,892

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Schedule of Investments
December 31, 2008

		% of Partners’
	Fair Value	Capital

Futures Contracts Purchased
Currencies	$1,840	0.00%*
Energy	325,615	0.15
Grains	13,370	0.01
Indices	(19,645)	(0.01)
Interest Rates Non-U.S.	947,609	0.42
Interest Rates U.S.	507,653	0.23
Metals	33,132	0.01
Softs	3,251	0.00 *

Total futures contracts purchased	1,812,825	0.81

Futures Contracts Sold
Currencies	8,038	0.00 *
Energy	(266,237)	(0.12)
Grains	(207,227)	(0.09)
Indices	(86,831)	(0.04)
Interest Rates Non-U.S.	(9,163)	(0.00)*
Livestock	25,220	0.01
Metals	(35,970)	(0.02)
Softs	(77,862)	(0.03)

Total futures contracts sold	(650,032)	(0.29)

Net unrealized appreciation on open futures contracts	1,162,793	0.52

Unrealized Appreciation on Open Forward Contracts
Currencies	2,398,640	1.07
Metals	297,268	0.13

Total unrealized appreciation on open forward contracts	2,695,908	1.20

Unrealized Depreciation on Open Forward Contracts
Currencies	(2,764,819)	(1.23)
Metals	(211,046)	(0.10)

Total unrealized depreciation on open forward contracts	(2,975,865)	(1.33)

Total fair value	$882,836	0.39%

* Due to rounding.

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Schedule of Investments
December 31, 2007

		% of Partners’
	Fair Value	Capital

Futures Contracts Purchased
Energy	$184,162	0.09%
Grains	219,977	0.10
Indices	8,906	0.00 *
Interest Rates U.S.	(2,712)	(0.00)*
Interest Rates Non-U.S.	98,371	0.05
Metals	68,690	0.03
Softs	(18,009)	(0.01)

Total futures contracts purchased	559,385	0.26

Futures Contracts Sold
Energy	(76,360)	(0.04)
Indices	31,940	0.02
Interest Rates U.S.	(67,681)	(0.03)
Interest Rates Non-U.S.	(163,383)	(0.08)
Livestock	11,482	0.01
Softs	(16,495)	(0.01)

Total futures contracts sold	(280,497)	(0.13)

Net unrealized appreciation on open futures contracts	278,888	0.13

Unrealized Appreciation on Open Forward Contracts
Currencies	6,327,560	2.96
Metals	464,556	0.22

Total unrealized appreciation on open forward contracts	6,792,116	3.18

Unrealized Depreciation on Open Forward Contracts
Currencies	(6,976,160)	(3.26)
Metals	(463,190)	(0.22)

Total unrealized depreciation on open forward contracts	(7,439,350)	(3.48)

Total fair value	$(368,346)	(0.17)%

* Due to rounding.

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Statements of Income and Expenses
for the years ended December 31, 2008, 2007 and
for the period April 1, 2006
(commencement of trading operations)
to December 31, 2006

	2008	2007	2006

Income:
Net gains (loss) on trading of commodity interests:
Net realized gains (losses) on closed positions	$61,878,532	$37,612,230	$(10,694,864)
Change in net unrealized gains (losses) on open positions	1,251,182	(7,303,599)	6,935,253

Gain (loss) from trading, net	63,129,714	30,308,631	(3,759,611)
Interest income	2,202,621	7,463,020	5,820,992

Total income (loss)	65,332,335	37,771,651	2,061,381

Expenses:
Clearing fees	940,378	857,460	473,603
Professional fees	30,056	29,466	39,606

Total expenses	970,434	886,926	513,209

Net income (loss)	$64,361,901	$36,884,725	$1,548,172

Net income (loss) per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$396.07	$187.22	$24.48

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended December 31, 2008, 2007 and
for the period April 1, 2006
(commencement of trading operations)
to December 31, 2006

Partners’
Capital

Initial capital contribution from Limited Partners at April 1, 2006 representing 70,241.9393 Units of Limited Partnership Interest	$70,241,939
Net income (loss)	1,548,172
Sale of 196,199.4379 Redeemable Units of Limited Partnership Interest	198,904,711
Redemption of 38,767.3047 Redeemable Units of Limited Partnership Interest	(38,200,314)
Distribution of interest income to feeder funds	(5,820,992)

Partners’ Capital at December 31, 2006	226,673,516
Net income (loss)	36,884,725
Sale of 20,875.4865 Redeemable Units of Limited Partnership Interest	21,067,811
Redemption of 62,214.7369 Redeemable Units of Limited Partnership Interest	(63,568,645)
Distribution of interest income to feeder funds	(7,463,020)

Partners’ Capital at December 31, 2007	213,594,387
Net income (loss)	64,361,901
Sale of 3,998.1810 Redeemable Units of Limited Partnership Interest	5,096,496
Redemption of 43,548.1379 Redeemable Units of Limited Partnership Interest	(56,359,221)
Distribution of interest income to feeder funds	(2,202,621)

Partners’ Capital at December 31, 2008	$224,490,942

Net Asset Value per Redeemable Unit of Limited Partnership Interest:

2006:	$995.61

2007:	$1,146.29

2008:	$1,529.39

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2008

1.  Partnership Organization:

CMF Graham Capital Master Fund L.P. (the “Master”) is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of redeemable units of Limited Partnership Interest (“Redeemable Units”).

On April 1, 2006 (commencement of trading operations), Citigroup Diversified 2000 Futures Fund L.P., formerly Salomon Smith Barney Diversified 2000 Futures Fund L.P. (“Diversified 2000”), Smith Barney Global Markets Futures Fund (“Global Markets”), Smith Barney Diversified Futures Fund L.P. (“Diversified I”) and Smith Barney Diversified Futures Fund L.P. II (“Diversified II”) allocated a portion of its capital to the Master. Diversified 2000 purchased 41,952.2380 Units of the Master with cash equal to $41,952,238. Global Markets purchased 2,355.5550 Units of the Master with cash equal to $2,355,555. Diversified I purchased 14,741.1555 Units of the Master with cash equal to $14,741,156. Diversified II purchased 11,192.9908 Units of the Master with cash equal to $11,192,991. On May 1, 2006, Alera Portfolios SPC. (“Alera SPC”) allocated a portion of its capital to the Master and purchased 4,592.0784 Units with cash equal to $4,801,938. On June 1, 2006, Citigroup Fairfield Futures Fund L.P. II (“Fairfield II”) allocated substantially all of its capital and Citigroup Diversified Futures Fund L.P. (“Citigroup Diversified”) allocated a portion of its capital to the Master. Fairfield II purchased 74,569.3761 Units of the Master with cash equal to $75,688,021. Citigroup Diversified purchased 101,486.0491 Units of the Master with cash equal to $103,008,482. As of March 31, 2007, Alera SPC fully redeemed its investment of 1,805.5482 Units of the Master with a fair value of $1,661,443, which includes interest income of $7,289. As of December 31, 2007, Global Markets fully redeemed its investment of 1,566.2278 Units of the Master with a fair value of $1,799,772, which includes interest income of $4,415 that is included as part of distribution payable in the Statements of Financial Condition. The Master was formed to permit commodity pools managed now or in the future by Graham Capital Management, L.P. (the “Advisor”) using the Multi-Trend Program at 125% Leverage, the Advisor’s proprietary trading program, to invest together in one trading vehicle.

The Master operates under a structure where its investors consist of Diversified 2000, Diversified I, Diversified II, Fairfield II and Citigroup Diversified (each a “Feeder”, collectively the “Funds”) with approximately 12.6%, 5.0%, 4.7%, 27.1% and 50.6% investments in the Master at December 31, 2008, respectively. Diversified 2000, Diversified I, Diversified II, Fairfield II and Citigroup Diversified owned approximately 14.2%, 5.5%, 5.3%, 32.5% and 42.5% investments in the Master at December 31, 2007, respectively.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) of the Master. The Master’s commodity broker is Citigroup Global Markets Inc. (“CGM”). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. (“Citigroup”). As of December 31, 2008, all trading decisions for the Master are made by the Advisor.

On January 13, 2009, Citigroup Inc. reached a definitive agreement to sell CGM’s division, Smith Barney, which includes Smith Barney in the U.S., Smith Barney in Australia and Quilter in the U.K., to a joint venture to be formed with Morgan Stanley. The joint venture, to be called Morgan Stanley Smith Barney, will combine the sold businesses with Morgan Stanley’s Global Wealth Management Group. Upon closing, Morgan Stanley will own 51% and Citigroup will own 49% of the joint venture. Morgan Stanley and Citigroup will have various purchase and sale rights for the joint venture, but Citigroup is expected to retain the full amount of its stake at least through year three and to continue to own a significant stake in the joint venture at least through year five. The transaction, which is subject to and contingent upon regulatory approvals and other customary closing conditions, is expected to close the third quarter of 2009.

CMF Graham Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2008

The Master will be liquidated upon the first to occur of the following: December 31, 2025; or under certain other circumstances as defined in the Limited Partnership Agreement of the Master (the “Limited Partnership Agreement”).

2.  Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from these estimates.

b.	Statement of Cash Flows. The Master has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale” (“FAS 102”).

c.	Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in commodity futures trading account on the Statements of Financial Condition . Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Fair Value Measurements.  The Master adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements  (“SFAS 157”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of December 31, 2008, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

CMF Graham Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2008

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Futures	$1,162,793	$1,162,793	$—	$—
Forwards	2,695,908	297,268	2,398,640	—

Total assets	3,858,701	1,460,061	2,398,640	—

Liabilities
Forwards	$2,975,865	$211,046	$2,764,819	$—

Total liabilities	2,975,865	211,046	2,764,819	—

Total fair value	$882,836	$1,249,015	$(366,179)	$—

d.	Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses.

f.	London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of Aluminum, Copper, Lead, Nickel, Tin or Zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME,

CMF Graham Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2008

credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.

g.	Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro rata among the Funds at the time of such determination.

h.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

In 2007, the Master adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Master’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Master for the year ended December 31, 2008 and that no provision for income tax is required in the Master’s financial statements.

The following are the major tax jurisdictions for the Master and the earliest tax year subject to examination: United States — 2006.

i.	Recent Accounting Pronouncements. On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The standard expands the disclosure requirements for derivatives and hedged items and has no impact on how the Master accounts for derivatives (the Master does not have hedged items). Management is evaluating the enhanced disclosure requirements and does not believe that there will be any material impact on the financial statement disclosures.

3.  Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Master including selecting one or more advisors to make trading decisions for the Master.

b.	Management Agreement:

The General Partner, on behalf of the Master, has entered into a management agreement (the “Management Agreement”) with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Master. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement are borne by the Funds. The Management Agreement may be terminated upon notice by either party.

CMF Graham Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2008

c.	Customer Agreement:

The Master has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2008 and 2007, the amount of cash held by the Master for margin requirements was $9,073,580 and $24,672,137, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair values for the years ended December 31, 2008 and 2007 based on a monthly calculation, were $1,746,353 and $4,235,297, respectively.

5.	Distributions and Redemptions:

A Limited Partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Master in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The Units are classified as a liability when the Limited Partner elects to redeem and inform the Master.

6.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Partnership Interest for the years ended December 31, 2008, 2007 and the period from April 1, 2006 (commencement of trading operations) to December 31, 2006 were as follows:

	2008	2007	2006

Net realized and unrealized gains (losses)*	$383.27	$150.83	$(4.18)
Interest income	12.97	36.54	28.87
Expenses**	(0.17)	(0.15)	(0.21)

Increase (decrease) for the period	396.07	187.22	24.48
Distribution of interest income to feeder funds	(12.97)	(36.54)	(28.87)
Net Asset Value per Redeemable Unit, beginning of period	1,146.29	995.61	1,000.00

Net Asset Value per Redeemable Unit, end of period	$1,529.39	$1,146.29	$995.61

Ratios to Average Net Assets:
Net investment income (loss)***	0.6%	3.0%	3.8%****

Operating expenses	0.4%	0.4%	0.4%****

Total return	34.6%	18.8%	2.4%

*	Includes clearing fees

CMF Graham Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2008

**	Excludes clearing fees

***	Interest income less total expenses

****	Annualized

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

7.	Financial Instrument Risks:

In the normal course of its business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Master is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that, through CGM, an exchange or clearing organization acts as a counterparty to the transactions. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. As of December 31, 2008, there are no swap contracts the Master is a party to. The Master has credit risk and concentration risk because the sole counterparty or broker with respect to the Master’s assets is CGM.

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

     Selected unaudited quarterly financial data for Graham Master for the years ended December 31, 2008 and 2007 are summarized below:

	For the period	For the period
	from	from	For the period	For the period
	October 1, 2008 to	July 1, 2008 to	from	from
	December 31,	September 30,	April 1, 2008 to	January 1, 2008 to
	2008	2008	June 30, 2008	March 31, 2008
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$34,035.718	$(8,466,890)	$18,680,824	$20,142,305

Net income (loss)	$34,029,127	$(8,473,481)	$18,672,387	$20,133,868

Increase (decrease) in Net Asset Value per Redeemable Unit	$224.58	$(52.04)	$112.99	$110.54

	For the period	For the period
	from	from	For the period	For the period
	October 1, 2007 to	July 1, 2007 to	from	from
	December 31,	September 30,	April 1, 2007 to	January 1, 2007 to
	2007	2007	June 30, 2007	March 31, 2007
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$9,324,937	$(2,413,943)	$45,168,613	$(15,165,416)

Net income (loss)	$9,325,295	$(2,423,727)	$45,158,828	$(15,175,671)

Increase (decrease) in Net Asset Value per Redeemable Unit	$45.83	$(11.73)	$222.94	$(69.82)

To the Limited Partners of
CMF Eckhardt Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro
Chief Financial Officer and Director
Citigroup Managed Futures LLC
General Partner,
CMF Eckhardt Master Fund L.P.

Citigroup Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

Report of Independent Auditors

To the Partners of
CMF Eckhardt Master Fund L.P.:

In our opinion, the accompanying statement of financial condition, including the schedule of investments, and the related statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of CMF Eckhardt Master Fund L.P. at December 31, 2008, and the results of its operations for the period April 1, 2008 to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

CMF Eckhardt Master Fund L.P.
Statement of Financial Condition
December 31, 2008

2008

Assets:
Equity in commodity futures trading account:
Cash (Note 3c)	$19,322,653
Cash margin (Note 3c)	1,194,988
Net unrealized appreciation on open futures positions	27,313

20,544,954
Interest receivable	308

Total assets	$20,545,262

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Professional fees	$15,519
Distribution payable (Note 5)	308

Total liabilities	15,827

Partners’ Capital:
General Partner, 0.0000 Unit equivalents at December 31, 2008	—
Limited Partners’ Capital, 19,854.0401 Redeemable Units of Limited Partnership Interest outstanding at December 31, 2008	20,529,435

Total liabilities and partners’ capital	$20,545,262

See accompanying notes to financial statements.

CMF Eckhardt Master Fund L.P.
Schedule of Investments
December 31, 2008

		% of Partners’
	Fair Value	Capital

Futures Contracts Purchased
Currencies	$(30,425)	(0.15)%
Interest Rates U.S	(90,041)	(0.44)
Interest Rates Non-U.S	117,578	0.57
Metals	3,730	0.02
Softs	31,088	0.15

Total futures contracts purchased	31,930	0.15

Futures Contracts Sold
Currencies	(9,807)	(0.05)
Softs	5,190	0.03

Total futures contracts sold	(4,617)	(0.02)

Net unrealized appreciation on open futures contracts	27,313	0.13

Total fair value	$27,313	0.13%

See accompanying notes to financial statements.

CMF Eckhardt Master Fund L.P.
Statement of Income and Expenses
for the period April 1, 2008
(commencement of trading operations)
to December 31, 2008

2008

Income:
Net gains on trading of commodity interests:
Net realized gains on closed positions	$821,249
Change in net unrealized gains on open positions	27,313

Gains from trading, net	848,562
Interest income	150,521

Total income (Note 3c)	999,083

Expenses:
Clearing fees	23,298
Professional fees	71,050

Total expenses	94,348

Net income	$904,735

Net income per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$40.34

See accompanying notes to financial statements.

CMF Eckhardt Master Fund L.P.
Statement of Changes in Partners’ Capital
for the period April 1, 2008
(commencement of trading operations)
to December 31, 2008

Partners’
Capital

Initial capital contribution from Limited Partners at April 1, 2008 representing 24,000.0000 Redeemable Units of Limited Partnership Interest	$24,000,000
Net income	904,735
Sale of 964.0322 Redeemable Units of Limited Partnership Interest	1,000,000
Redemption of 5,109.9921 Redeemable Units of Limited Partnership Interest	(5,224,779)
Distribution of interest income to feeder funds	(150,521)

Partners’ capital at December 31, 2008	$20,529,435

Net Asset Value per Redeemable Unit of Limited Partnership Interest:

2008:	$1,034.02

See accompanying notes to financial statements.

CMF Eckhardt Master Fund L.P.
Notes to Financial Statements
December 31, 2008

1.	Partnership Organization:

CMF Eckhardt Master Fund L.P. (the “Master”) is a limited partnership which was organized under the partnership laws of the State of New York on February 13, 2008, to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of redeemable units of Limited Partnership Interest (“Redeemable Units”).

On April 1, 2008 (commencement of trading operations), Citigroup Diversified 2000 Futures Fund L.P., formerly Salomon Smith Barney Diversified 2000 Futures Fund L.P. (“Diversified 2000”), Smith Barney Diversified Futures Fund L.P. (“Diversified I”), Smith Barney Diversified Futures Fund L.P. II (“Diversified II”) each allocated a portion of their capital to the Master. Diversified 2000 purchased 10,000.0000 Units of the Master with cash equal to $10,000,000. Diversified I purchased 7,000.0000 Units of the Master with cash equal to $7,000,000. Diversified II purchased 7,000.0000 Units of the Master with cash equal to $7,000,000. The Master was formed to permit commodity pools managed now or in the future by Eckhardt Trading Company (the “Advisor”) using the Standard Program, the Advisor’s proprietary trading program, to invest together in one vehicle.

The Master operates under a structure where its investors consist of Diversified 2000, Diversified I, Diversified II (each a “Feeder,” collectively the “Funds”) with approximately 38.3%, 31.0% and 30.7% investments in the Master at December 31, 2008, respectively.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) of the Master. The Master’s commodity broker is Citigroup Global Markets Inc. (“CGM”). CGM is an affiliate of the General Partner. The General Partner is wholly-owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. (“Citigroup”). As of December 31, 2008, all trading decisions for the Master are made by the Advisor.

On January 13, 2009, Citigroup Inc. reached a definitive agreement to sell CGM’s division, Smith Barney, which includes Smith Barney in the U.S., Smith Barney in Australia and Quilter in the U.K., to a joint venture to be formed with Morgan Stanley. The joint venture, to be called Morgan Stanley Smith Barney, will combine the sold businesses with Morgan Stanley’s Global Wealth Management Group. Upon closing, Morgan Stanley will own 51% and Citigroup will own 49% of the joint venture. Morgan Stanley and Citigroup will have various purchase and sale rights for the joint venture, but Citigroup is expected to retain the full amount of its stake at least through year three and to continue to own a significant stake in the joint venture at least through year five. The transaction, which is subject to and contingent upon regulatory approvals and other customary closing conditions, is expected to close the third quarter of 2009.

The Master will be liquidated upon the first to occur of the following: December 31, 2030; or under certain other circumstances as defined in the Limited Partnership Agreement of the Master (the “Limited Partnership Agreement”).

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from these estimates.

b.	Statement of Cash Flows. The Master has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale” (“FAS 102”).

CMF Eckhardt Master Fund L.P.
Notes to Financial Statements
December 31, 2008

c.	Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in commodity futures trading account on the Statement of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statement of Income and Expenses.

Fair Value Measurements.  The Master adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of April 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of December 31, 2008, the Master did not hold any derivative instruments for which market quotations are not readily available, are priced by broker-dealer who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Futures	$27,313	$27,313	$—	$—

Total assets	$27,313	$27,313	$—	$—

d.	Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is

CMF Eckhardt Master Fund L.P.
Notes to Financial Statements
December 31, 2008

limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statement of Income and Expenses.

e.	Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro rata among the Funds at the time of such determination.

f.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

g.	In 2008, the Master adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Master’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Master for the period ended December 31, 2008 and that no provision for income tax is required in the Master’s financial statements.

The following are the major tax jurisdictions for the Master and the earliest tax year subject to examination: United States — 2008.

h.	Recent Accounting Pronouncements. On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The standard expands the disclosure requirements for derivatives and hedged items and has no impact on how the Master accounts for derivatives (the Master does not have hedged items). Management is evaluating the enhanced disclosure requirements and does not believe that there will be any material impact on the financial statement disclosures.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Master including selecting one or more advisors to make trading decisions for the Master.

b.	Management Agreement:

The General Partner, on behalf of the Master, has entered into a management agreement (the “Management Agreement”) with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Master. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement are borne by the Funds. The Management Agreement may be terminated upon notice by either party.

c.	Customer Agreement:

The Master has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s

CMF Eckhardt Master Fund L.P.
Notes to Financial Statements
December 31, 2008

account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2008, the amount of cash held by the Master for margin requirements was $1,194,988. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statement of Income and Expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair value for the period ended December 31, 2008 based on a monthly calculation, was $13,556.

5.	Distributions and Redemptions:

A Limited Partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Master in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The Units are classified as a liability when the Limited Partner elects to redeem and inform the Master.

CMF Eckhardt Master Fund L.P.
Notes to Financial Statements
December 31, 2008

6.  Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the period from April 1, 2008 (commencement of trading operations) to December 31, 2008 was as follows:

2008

Net realized and unrealized gains*	$37.11
Interest income	6.32
Expenses**	(3.09)

Increase for the period	40.34
Distribution of interest income to feeder funds	(6.32)
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of period	1,000.00

Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of period	$1,034.02

*	Includes clearing fees

**	Excludes clearing fees

Ratios to Average Net Assets:
Net investment income***	0.3	%****

Operating expenses	0.4	%****

Total return	4.0%

***	Interest income less total expenses

****	Annualized

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

7.	Financial Instrument Risks:

In the normal course of its business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Master is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

CMF Eckhardt Master Fund L.P.
Notes to Financial Statements
December 31, 2008

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that, through CGM, an exchange or clearing organization acts as a counterparty to the transactions. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statement of Financial Condition and not represented by the contract or notional amounts of the instruments. As of December 31, 2008, there are no swap contracts the Master is a party to. The Master has credit risk and concentration risk because the sole counterparty or broker with respect to the Master’s assets is CGM.

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

Selected unaudited quarterly financial data for Eckhardt Master for the period April 1, 2008 (commencement of trading operations to December 31, 2008) is summarized below:

	For the period from	For the period from	For the period
	October 1, 2008 to	July 1, 2008 to	from April 1, 2008
	December 31, 2008	September 30, 2008	to June 30, 2008
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$421,041	$(1,628,764)	$2,183,508
Net income (loss)	$404,056	$(1,641,549)	$2,142,228
Increase (decrease) in Net Asset Value per Redeemable Unit	$19.88	$(68.62)	$89.08

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     KPMG LLP was previously the principal accountant for the Partnership. On June 26, 2008, that firm was dismissed as principal accountant and PricewaterhouseCoopers LLP was engaged as the independent registered public accounting firm. The decision to change accountants was approved by the General Partner of the Partnership.
     In connection with the audit of the fiscal year ended December 31, 2007, and through June 26, 2008, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference thereto in their report on the financial statements for the year.
     The audit report of KPMG LLP on the financial statements of the Partnership as of and for the year ended December 31, 2007 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principle.
Item 9A(T).  Controls and Procedures.
     The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.
     Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.
     The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
     The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. These controls include policies and procedures that:
•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.
     The report included in “Item 8. Financial Statements and Supplementary Data.” includes management’s report on internal control over financial reporting (“Management’s Report”) and an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s Report was not required to be audited by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the Partnership to provide only management’s report in this annual report. Management elected to have its internal control over financial reporting audited.
     There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Item 9B.  Other Information. None.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
     The Partnership has no officers or directors and its affairs are managed by its General Partner. As of December 31, 2008, investment decisions were being made by the Advisors.
     The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any proceedures by which investors may recommend nominees to the Partnerships board of directors, and has not established an audit committee because it has no board of directors.
Item 11.  Executive Compensation.
     The Partnership has no directors or officers. Its affairs are managed by the General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under “Item 1. Business.” Brokerage commissions including clearing fees of $3,078,391 were earned by CGM for the year ended December 31, 2008. Management fees and incentive fees of $934,466 and $527,587, respectively, were earned by the Advisors for the year ended December 31, 2008.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     (a)  Security ownership of certain beneficial owners. As of February 28, 2009, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.
     (b)  Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The General Partner owns units of general partnership interest equivalent to 748.5217 (3.1%) Redeemable Unit equivalents as of December 31, 2008.
     (c)  Changes in control. None.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
     CGM and the General Partner would be considered promoters for purposes of item 404 (c) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under “Item 1. Business,” “Item 8. Financial Statements and Supplementary Data” and “Item 11. Executive Compensation.”
Item 14.  Principal Accountant Fees and Services.
     (1)  Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by PricewaterhouseCoopers LLP (“PwC”) in the period from June 27, 2008 through December 31, 2008 and KPMG LLP (“KPMG”)in the period from January 1, 2007 through June 26, 2008 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

PwC	$17,600
KPMG	$14,326
     (2)  Audit-Related Fees. None
     (3)  Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by PwC in 2008 and KPMG in 2007 for tax compliance and tax advice given in the preparation of the Partnership’s Schedule K1s, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns were:

PwC	$21,200
KPMG	$ 5,900
     (4)  All Other Fees. None.
     (5)  Not Applicable.
     (6)  Not Applicable.

PART IV
Item 15.  Exhibits, Financial Statement Schedules.
(a)(1)  Financial Statements:
Statements of Financial Condition at December 31, 2008 and 2007.
Schedules of Investments at December 31, 2008 and 2007.
Statements of Income and Expenses for the years ended December 31, 2008, 2007 and 2006.
Statements of Changes in Partners’ Capital for the years ended December 31, 2008, 2007 and 2006.
Notes to Financial Statements
(2)  Exhibits:
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
10.1 - Customer Agreement between the Partnership and Smith Barney (filed as Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 33-79244) and incorporated herein by reference).
10.2 - Subscription Agreement (filed as Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 33-29144) and incorporated herein by reference).
10.3 - Escrow Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 33-79244) and incorporated herein by reference).
10.4 - Management Agreement among the Partnership, the General Partner and Chesapeake Capital Corporation (filed as Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 33-79244) and incorporated herein by reference).
10.5 - Management Agreement among the Partnership, the General Partner and John W. Henry & Co. Inc. (filed as Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 33-79244) and incorporated herein by reference).
10.6 - Management Agreement among the Partnership, the General Partner and Millburn Ridgefield Corporation (filed as Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 33-79244) and incorporated herein by reference).
10.7 - Management Agreement among the Partnership, the General Partner and Willowbridge Associates Inc. (filed as Exhibit 10.7 to the Form 10-K for the year ended December 31, 1997).
10.8 - Management Agreement among the Partnership, the General Partner and ARA Portfolio Management Company, L.L.C. (filed as Exhibit 10.8 to the Form 10-K for the year ended December 31, 1997).
10.9 - Letter from General Partner terminating Management Agreement with Chesapeake Capital Corporation (filed as Exhibit 10.9 to the Form 10-K for the year ended December 31, 1997).

10.10 - Management Agreement among the Partnership, the General Partner and Campbell & Co., Inc. (filed as Exhibit 10.10 to the Form 10-K for the year ended December 31, 1997).
10.11 - Letters extending Management Agreements with John W. Henry & Company Inc., Chesapeake Capital Corporation and Millburn Ridgefield Corporation for 1996 and 1997 (filed as Exhibit 10.11 to the Form 10-K for the year ended December 31, 1997).
10.12 - Letters from the General Partner terminating Management Agreement with Millburn Ridgefield Corporation (previously filed).
10.13 - Letter from the General Partner terminating Management Agreement with ARA Portfolio Management (previously filed).
10.14 - Management Agreement among the Partnership, the General Partner and Beacon Management Corporation (previously filed).
10.15 - Management Agreement among the Partnership, the General Partner and Roy G. Neiderhoffer Co., Inc. (previously filed).
10.16 - Letters extending Management Agreements with John W. Henry & Company Inc., Campbell & and Company, Inc. and Willowbridge Associates Inc. for 1998 (previously filed).
10.17 - Letters extending the Management Agreements with John W. Henry & Company Inc., Campbell & Company, Inc., Willowbridge Associates Inc. and Beacon Management Corporation for 1999 (previously filed).
10.18 - Letter from the General Partner terminating Management Agreement with Roy G. Neiderhoffer Co., Inc. (previously filed).
10.19 - Letter from the General Partner terminating Management Agreement with John W. Henry & Company Inc. (previously filed).
10.20 - Management Agreement among the Partnership, the General Partner and Stonebrook Structured Products, LLC (previously filed).
10.21 - Management Agreement among the Partnership, the General Partner and Graham Capital Management L.P. (previously filed).
10.22 - Letters extending the Management Agreements with Campbell & Company, Inc., Willowbridge Associates Inc. and Beacon Management Corporation for 2000 (previously filed).
10.23 - Letters extending the Management Agreements with Campbell & Company, Inc., Willowbridge Associates Inc., Beacon Management Corporation, Stonebrook Structured Products and Graham Capital Management L.P. for 2001 (previously filed).
10.24 - Management Agreement among the Partnership, the General Partner and Capital Fund Management (previously filed).
10.25 - Letters extending the Management Agreements with Campbell & Company Inc., Willowbridge Associates Inc., Beacon Management Corporation, Stonebrook Structured Products and Graham Capital Management L.P. for 2002 (previously filed).
10.26 - Letter from the General Partner Terminating Management Agreement with Beacon Capital Management (previously filed).

10.27 - Letters extending the management Agreements with Campbell & Company Inc., Willowbridge Associates Inc., Capital Fund Management and Graham Capital Management L.P. for 2003 (previously filed).
10.28 - Letter from the General Partner Terminating Management Agreement with Stonebrook Structured Products LLC (previously filed).
10.29 - Letters extending the Management Agreements with Campbell & Company Inc., Willowbridge Associates Inc., Capital Fund Management and Graham Capital Management L.P. for 2004 (previously filed).
10.30 - Letters extending the Management Agreements with Campbell & Company Inc., Willowbridge Associates Inc., Capital Fund Management and Graham Capital Management L.P. for 2005 (previously filed).
10.31 - Letters extending Management Agreements with Campbell & Company Inc., Willowbridge Associates Inc., Capital Fund Management and Graham Capital Management L.P. for 2006 (previously herein).
10.32 - Letters extending Management Agreements with Campbell & Company Inc., Willowbridge Associates Inc., Capital Fund Management and Graham Capital Management L.P. for 2007 (previously herein).
10.33 - Letters extending Management Agreements with Campbell & Company Inc., Willowbridge Associates Inc., Capital Fund Management, Graham Management L.P. and Eckhardt Trading Company for 2008 (filed herein).
23.1 - Consent from KPMG LLP dated March 26, 2009 (filed herein).
The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference.
31.1 - Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).
31.2 - Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).
32.1 - Section 1350 Certification (Certification of President and Director).
32.2 - Section 1350 Certification (Certification of Chief Financial Officer and Director).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 2009.
SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II

By: /s/ Citigroup Managed Futures LLC

(General Partner)

By /s/ Jerry Pascucci
Jerry Pascucci,
President and Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Jerry Pascucci	/s/ Shelley Deavitt Ullman
Jerry Pascucci	Shelley Deavitt Ullman
President and Director	Director

/s/ Jennifer Magro	/s/ Ihor Rakowsky
Jennifer Magro	Ihor Rakowsky
Chief Financial Officer and Director	Secretary and Director

/s/ Steve Ciampi	/s/ Daryl Dewbrey
Steve Ciampi	Daryl Dewbrey
Director	Director

/s/ Raymond Nolte
Raymond Nolte
Director
Supplemental Information To Be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 of the Act.
Annual Report to Limited Partners
No proxy material has been sent to Limited Partners.