Form 10-Q
period 2009-03-31
SMITH BARNEY DIVERSIFIED FUTURES FUND L P II
filed 2009-05-15
CIK 923660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Yes X  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes    No

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

Yes    No X

As of April 30, 2009, 20,630.9729 Limited Partnership Redeemable Units were outstanding.

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II

FORM 10-Q

INDEX

		Page
		Number

PART I – Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at March 31, 2009 and December 31, 2008 (unaudited)	3

	Schedules of Investments at March 31, 2009 and December 31, 2008 (unaudited)	4 – 5

	Statements of Income and Expenses and Partners’ Capital for the three months ended March 31, 2009 and 2008 (unaudited)	6

	Notes to Financial Statements (unaudited)	7 – 13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 – 17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18 – 21

Item 4T.	Controls and Procedures	22

PART II – Other Information		23 – 26
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I

Item 1. Financial Statements

Smith Barney Diversified Futures Fund L.P. II
Statements of Financial Condition
(Unaudited)

	March 31,	December 31,
	2009	2008
Assets:
Investment in Partnerships, at fair value	$30,704,538	$34,424,088
Equity in trading account:
Cash	8,679,593	10,597,297
Cash margin	2,163,340	696,680
Net unrealized appreciation on open futures contracts	311,853	—

	41,859,324	45,718,065
Interest receivable	980	169

Total assets	$41,860,304	$45,718,234

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$—	$449
Accrued expenses:
Brokerage commissions	209,302	228,589
Management fees	69,259	75,664
Incentive fees	103,449	136,374
Other	95,819	90,644
Redemptions payable	1,666,789	793,186

Total liabilities	2,144,618	1,324,906

Partners’ Capital:
General Partner, 748.5217 Unit equivalents at March 31, 2009 and December 31, 2008	1,354,996	1,397,490
Limited Partners, 21,191.1102 and 23,029.4237 Redeemable Units of Limited Partnership Interest outstanding at March 31, 2009 and December 31, 2008, respectively	38,360,690	42,995,838

Total partners’ capital	39,715,686	44,393,328

Total liabilities and partners’ capital	$41,860,304	$45,718,234

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P. II
Schedule of Investments
March 31, 2009
(Unaudited)

	Number of		% of Partners’
	contracts	Fair Value	Capital
Futures Contracts Purchased

Currencies	84	$124,805	0.31%
Energy	2	(59)	(0.00)*
Grains	8	3,550	0.01
Indices	181	(9,456)	(0.02)
Interest Rates Non-U.S.	101	41,428	0.10
Interest Rates U.S.	100	42,174	0.11
Softs	23	7,148	0.02

Total futures contracts purchased		209,590	0.53

Futures Contracts Sold

Currencies	80	72,475	0.18
Energy	27	41,650	0.11
Grains	5	(5,712)	(0.01)
Interest Rates Non-U.S.	1	9,518	0.02
Livestock	3	60	0.00 *
Metals	2	(9,763)	(0.02)
Softs	29	(5,965)	(0.02)

Total futures contracts sold		102,263	0.26

Net unrealized appreciation on open futures contracts		311,853 **	0.79

Investment in Partnerships

CMF Willowbridge Argo Master Fund L.P.		6,953,771	17.51
CMF Campbell Master Fund L.P.		7,414,349	18.67
CMF Graham Capital Master Fund L.P.		10,201,518	25.68
CMF Eckhardt Master Fund L.P.		6,134,900	15.45

Total investment in Partnerships		30,704,538	77.31

Total fair value		$31,016,391	78.10%

*	Due to rounding.

**	This amount is included in “Net unrealized appreciation on open futures contracts ” on the Statements of Financial Condition.

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P. II
Schedule of Investments
December 31, 2008

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	23	$(21,305)	(0.05)%
Indices	57	45,056	0.10
Interest Rates Non-U.S.	33	7,783	0.02
Interest Rates U.S.	47	(25,794)	(0.06)
Metals	1	(110)	(0.00)*
Softs	2	5,033	0.01

Total futures contracts purchased		10,663	0.02

Futures Contracts Sold
Currencies	9	(797)	(0.00)*
Energy	1	(5,450)	(0.01)
Grains	3	(3,924)	(0.01)
Softs	5	(941)	(0.00)*

Total futures contracts sold		(11,112)	(0.02)

Net unrealized depreciation on open futures contracts		(449)**	(0.00)*

Investment in Partnerships
CMF Willowbridge Argo Master Fund L.P.		10,048,176	22.63
CMF Campbell Master Fund L.P.		7,553,372	17.01
CMF Graham Capital Master Fund L.P.		10,523,350	23.71
CMF Eckhardt Master Fund L.P.		6,299,190	14.19

Total investment in Partnerships		34,424,088	77.54

Total fair value		$34,423,639	77.54%

*	Due to rounding

**	This amount is included in “Net unrealized depreciation on open futures contracts” on the Statements of Financial Condition.

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P. II
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized gains (losses) on closed contracts	$703,968	$643,848
Net realized gains (losses) on investment in Partnerships	(1,070,040)	2,133,740
Change in unrealized gains (losses) on open contracts	312,302	(43,470)
Change in unrealized gains (losses) on investments in Partnerships	(170,057)	(311,454)

Gain (loss) from trading, net	(223,827)	2,422,664
Interest income	2,368	66,572
Interest income from investment in Partnerships	7,114	135,999

Total income (loss)	(214,345)	2,625,235

Expenses:
Brokerage commissions including clearing fees	728,704	817,858
Management fees	216,356	241,630
Incentive fees	103,449	42,033
Other expenses	41,915	26,914

	1,090,424	1,128,435

Net income (loss)	(1,304,769)	1,496,800
Redemptions — Limited Partners	(3,372,873)	(1,257,372)

Net (decrease) increase in Partners’ capital	(4,677,642)	239,428
Partners’ capital, beginning of period	44,393,328	47,411,008

Partners’ capital, end of period	$39,715,686	$47,650,436

Net Asset Value per Redeemable Unit (21,939.6319 and 27,962.3462 Units outstanding at March 31, 2009 and December 31, 2008, respectively)	$1,810.23	$1,704.09

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(56.77)	$52.39

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
March 31, 2009
(Unaudited)

1.	General:

Smith Barney Diversified Futures Fund L.P. II (the “Partnership”) is a limited partnership which organized on May 10, 1994 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded included currencies, energy, grains, indices, metals, softs, livestock, U.S. and non-U.S. interest rates. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership was authorized to sell 100,000 redeemable units of Limited Partnership Interest (“Redeemable Units”) during its initial offering period. The Partnership no longer offers Redeemable Units for sale.

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

On January 13, 2009, Citigroup and Morgan Stanley (“MS”) announced a joint venture (“JV”) that will combine the Global Wealth Management platform of MS with the Smith Barney, Quilter and Australia private client networks. Citigroup will sell 100% of these businesses to MS in exchange for a 49% stake in the JV and an estimated $2.7 billion of cash at closing. At the time of the announcement, the estimated pretax gain was $9.5 billion ($5.8 billion after-tax), based on valuations performed at that time. Since the actual gain that will be recorded is dependent upon the value of the JV on the date the transaction closes, it may differ from the estimated amount. The transaction is anticipated to close no later than third quarter of 2009. It is anticipated that Citigroup will continue to support the clearing and settling of the JV activities for a period of between two to three years.

As of March 31, 2009, all trading decisions are made for the Partnership by Capital Fund Management SA (“CFM”), Graham Capital Management L.P. (“Graham”), Campbell & Co., Inc. (“Campbell”), Willowbridge Associates Inc. (“Willowbridge”) and Eckhardt Trading Company (“Eckhardt”) (each an “Advisor” and collectively, the “Advisors”). Eckhardt was added as an advisor to the Partnership on April 1, 2008.

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2009 and December 31, 2008, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2009 and 2008. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2008.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from these estimates.

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

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
March 31, 2009
(Unaudited)

2.	Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended
	March 31,
	2009	2008

Net realized and unrealized gains (losses) *	$(41.70)	$56.21
Interest income	0.42	7.11
Expenses **	(15.49)	(10.93)

Increase (decrease) for the period	(56.77)	52.39
Net Asset Value per Redeemable Unit, beginning of period	1,867.00	1,651.70

Net Asset Value per Redeemable Unit, end of period	$1,810.23	$1,704.09

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

	Three Months Ended
	March 31,
	2009	2008

Ratio to average net assets: ***
Net investment income (loss) before incentive fees ****	(9.3)%	(7.5)%

Operating expenses	9.4%	9.2%
Incentive fees	0.2%	0.1%

Total expenses	9.6%	9.3%

Total return:
Total return before incentive fees	(2.8)%	3.3%
Incentive fees	(0.2)%	(0.1)%

Total return after incentive fees	(3.0)%	3.2%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

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

The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN No. 39”) have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the three and twelve months ended March 31, 2009 and December 31, 2008, based on a monthly calculation, were $365,628 and $151,002, respectively. The fair values of these commodity interests, including options thereon, if applicable, at March 31, 2009 and December 31, 2008, were $311,853 and $(449), respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

The Partnership adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Partners’ Capital. The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2009.

March 31, 2009
Sector	Gain (loss) from trading

Currencies	$441,447
Energy	(66,839)
Grains	(12,925)
Indices	728,114
Interest Rates U.S.	(310,764)
Interest Rates Non-U.S.	309,762
Livestock	60
Softs	(35,547)
Metals	(37,038)

Total	$1,016,270

4.	Fair Value Measurements:

Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

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

The Partnership and the Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of March 31, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
March 31, 2009
(Unaudited)

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	3/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Partnerships	$30,704,538	$—	$30,704,538	$—
Futures	311,853	311,853	—	—

Total assets	31,016,391	311,853	30,704,538	—

Total fair value	$31,016,391	$311,853	$30,704,538	$—

5.	Investment in Partnerships:

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
March 31, 2009
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

Campbell Master’s, Willowbridge Master’s, Graham Master’s and Eckhardt Master’s (the “Funds”) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America and foreign commodity exchanges. The Funds engage in such trading through a commodity brokerage account maintained with CGM.

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

All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) are borne by the Partnership and through its investment in the Funds. All other fees, including CGM’s direct brokerage commissions, are charged at the Partnership level.

As of March 31, 2009, the Partnership owned approximately 6.8%, 3.1%, 5.4% and 30.7%, of Campbell Master, Willowbridge Master, Graham Master, and Eckhardt Master, respectively. As of December 31, 2008, the Partnership owned approximately 5.9%, 3.4%, 4.7% and 30.7% of Campbell Master, Willowbridge Master, Graham Master and Eckhardt Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. It is Campbell’s, Willowbridge’s, Graham’s and Eckhardt’s intention to continue to invest the assets allocated to each by the Partnership in Campbell Master, Willowbridge Master, Graham Master and Eckhardt Master, respectively. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
March 31, 2009
(Unaudited)

Summarized information reflecting the total assets, liabilities and capital of the Funds are shown in the following tables.

	March 31, 2009
	Total Assets	Total Liabilities	Total Capital

Willowbridge Master	$227,599,897	$16,163	$227,583,734
Campbell Master	110,228,900	712,362	109,516,538
Graham Master	191,467,038	1,904,562	189,562,476
Eckhardt Master	20,028,476	21,587	20,006,889

Total	$549,324,311	$2,654,674	$546,669,637

	December 31, 2008
	Total	Total	Total
	Assets	Liabilities	Capital

Willowbridge Master	$297,439,763	$19,759	$297,420,004
Campbell Master	127,587,225	112,263	127,474,962
Graham Master	224,787,639	296,697	224,490,942
Eckhardt Master	20,544,954	15,519	20,529,435

Total	$670,359,581	$444,238	$669,915,343

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds are shown in the following tables.

	March 31, 2009		For the three months ended March 31, 2009
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Fund	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Willowbridge Master	17.51%	$6,953,771	$(1,130,713)	$1,827	$276	$(1,132,816)	Commodity Portfolio	Monthly
Campbell Master	18.67%	7,414,349	20,355	1,026	731	18,598	Financials, Metals & Energy Portfolio	Monthly
Graham Master	25.68%	10,201,518	(94,715)	6,380	410	(101,505)	Commodity Portfolio	Monthly
Eckhardt Master	15.45%	6,134,900	(27,910)	792	5,600	(34,302)	Commodity Portfolio	Monthly

Total		$30,704,538	$(1,232,983)	$10,025	$7,017	$(1,250,025)

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
March 31, 2009
(Unaudited)

	December 31, 2008		For the three months ended March 31, 2008
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

							Commodity
Willowbridge Master	22.63%	$10,048,176	$734,011	$ 4,271	$315	$729,425	Portfolio	Monthly
							Financials, Metals & Energy
Campbell Master	17.01%	7,553,372	168,906	2,377	517	166,012	Portfolio	Monthly
Graham Master	23.71%	10,523,350	1,055,368	15,151	439	1,039,778	Commodity Portfolio	Monthly
Eckhardt Master	14.19%	6,299,190	—	—	—	—	Commodity Portfolio	Monthly

Total		$34,424,088	$1,958,285	$ 21,799	$1,271	$1,935,215

6.	Financial Instrument Risks:

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

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership/Funds are exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk as the sole counterparty or broker with respect to the Partnership’s/Funds’ assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods and services. Its only assets are its investment in Partnerships and equity in its trading account, consisting of cash, net unrealized appreciation on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such losses occurred during the first quarter of 2009.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits if any.

For the three months ended March 31, 2009, Partners’ Capital decreased 10.5% from $44,393,328 to $39,715,686. This decrease was attributable to the net loss from operations of $1,304,769, coupled with a redemption of 1,838.3135 Redeemable Units of Limited Partnership Interest resulting in an outflow of $3,372,873. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies
     Use of Estimates.  The preparation of financial statements and accompanying notes in conformity with U.S.  GAAP requires mnagement to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.
     Statement of Cash Flows.  The Partnership has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale” (“FAS 102”).
     Investments.  All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Partners’ Capital.
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
      The Partnership and the Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of March 31, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     Futures Contracts. The Partnership and the Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures brokers, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Partners’ Capital.

     London Metals Exchange Forward Contracts.  Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of Aluminum, Copper, Lead, Nickel, Tin or Zinc. LME contracts traded by the Partnership and the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Partners’ Capital.
     Forward Foreign Currency Contracts.  Foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses and Partners’ Capital.
     Options.  The Funds may purchase and write (sell) both exchange listed and over-the counter, options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Funds purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Partners’ Capital.
     Income Taxes.  Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.
     In 2007, the Master adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the three months ended March 31, 2009 and that no provision for income tax is required in the Partnership’s financial statements.
     The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States — 2005.
      Recent Accounting Pronouncements.   In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP”). The FSP reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The application of the FSP is required for interim and annual reporting periods ending after June 15, 2009. Management believes that the adoption of the FSP will have no effect on the Partnership’s Financial Statements.

Results of Operations
      During the Partnership’s first quarter of 2009, the Net Asset Value per Redeemable Unit decreased 3.0% from $1,867.00 to $1,810.23 as compared to an increase of 3.2% in the first quarter of 2008. The Partnership experienced a net trading loss (comprised of net realized gains (losses) on closed positions and investment in Partnerships and change in net unrealized gains (losses) on open positions and investment in Partnerships) before brokerage commissions and related fees in the first quarter of 2009 of $223,827. Losses were primarily attributable to the Partnership’s and the Funds’ trading of commodity futures in currencies, energy, grains, U.S. interest rates, metals and softs and were partially offset by gains in livestock, non-U.S. interest rates and indices. The Partnership experienced a net trading gain (comprised of net realized gains (losses) on closed positions and investment in Partnerships and change in net unrealized gains (losses) on open positions and investment in Partnerships) before brokerage commissions and related fees in the first quarter of 2008 of $2,422,664. Gains were primarily attributable to the trading of commodity futures in U.S. and non-U.S. interest rates, livestock, metals, grains, energy, and currencies and were partially offset by losses in softs and indices.

The first quarter of 2009 is a continuation of the trends of late 2008, with the financial economy interacting with the real economy to cause massive declines in activity. Weekly initial jobless claims have doubled from 300,000 a year ago to 600,000 in the first quarter. German and Japanese exports are down year over year by approximately 25% and 50% respectively. Automotive sales in the U.S. are down roughly 40% from a year ago. These economic declines are reinforcing financial asset price declines, as earnings begin to disappoint and leveraged investors are liquidated. Later in the quarter, the Treasury unveiled details of its financial stability plan, which includes public-private investment partnerships to remove legacy assets from bank balance sheets, additional public capital for weak banks and affordable housing initiatives to prevent foreclosures. While interventions by the Treasury generated much needed support for market indexes, the economic and market conditions remain relatively unchanged and the long term outlook is still unclear. The Partnership realized losses for the month, primarily in U.S. interest rates, energy and grains.

The severity of the economic downturn was highlighted early in the quarter when reports showed the U.S. unemployment rate rising to fifteen year highs of 7.2%. With the U.S. Federal Reserve maintaining a near-zero interest rate policy, rate decisions by the European Central Bank and the Bank of England claimed center stage. Yields moved higher as world governments planned record bond sales to rescue failing banking systems, resulting in losses from trading U.S. fixed income markets. In the energy sector, the Partnership recorded losses as the bearish trend across the petroleum complex became range bound. In the crude oil market, contango spread widened to historic levels indicating that the excess supply in the market was being pushed into storage. Losses were realized in grains, primarily in the soybean complex. Soybean prices rallied on higher demand speculation for U.S. supplies as Argentina withheld crops to protest export taxes.

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

Interest income on 80% of the Partnership’s daily equity average maintained in cash was earned at the 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 80% on the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three months ended March 31, 2009 decreased by $193,089 as compared to the corresponding period in 2008. This decrease was due to lower daily equity average maintained in cash and lower U.S. Treasury bill rates during the three months ended March 31, 2009 as compared to the corresponding period in 2008.

Brokerage commissions are calculated as a percentage of the Partnership’s net asset value as of the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three months ended March 31, 2009 decreased by $89,154 as compared to the corresponding period in 2008. The decrease in brokerage commissions and fees is due to lower average net assets during the three months ended March 31, 2009 as compared to the corresponding period in 2008.

Management fees are calculated on the portion of the Partnership’s net asset value allocated to each Advisor at the end of the month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2009 decreased by $25,274 as compared to the corresponding period in 2008. The decrease in management fees is due to lower average net assets during the three months ended March 31, 2009 as compared to the corresponding period in 2008.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2009 resulted in incentive fees of $103,449. Trading performance for the three months ended March 31, 2008 resulted in incentive fees of $42,033.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s investments and investments in the Funds by market category as of March 31, 2009, and the highest, lowest and average values during the three months ended March 31, 2009. All open position trading risk exposures of the Partnership/Funds have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.

As of March 31, 2009, the Partnership’s total capitalization was $39,715,686.

March 31, 2009
(Unaudited)

			Three months ended March 31, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$296,575	0.75%	$642,200	$64,042	386,217
Energy	149,407	0.38%	338,600	14,150	166,702
Grains	9,300	0.02%	59,000	5,500	30,333
Interest Rates U.S.	200,300	0.50%	314,100	8,800	211,142
Interest Rates Non -U.S.	201,848	0.51%	528,322	73,215	198,893
Livestock	3,000	0.01%	3,600	1,200	3,000
Metals	11,750	0.03%	33,249	4,302	14,166
Softs	84,808	0.21%	99,894	12,140	82,105
Indices	930,498	2.34%	1,192,715	171,555	576,823

Total	$1,887,486	4.75%

*	Average of month-end Values at Risk.

As of March 31, 2009, Campbell Master’s total capitalization was $109,516,538. The Partnership owned approximately 6.8% of Campbell Master.

March 31, 2009
(Unaudited)

			Three months ended March 31, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$3,551,925	3.24%	$3,784,166	$2,175,779	$2,853,507
Energy	482,142	0.44%	610,650	101,352	332,741
Interest Rates U.S.	305,160	0.28%	343,825	59,818	221,413
Interest Rates Non-U.S.	2,286,465	2.09%	2,442,697	1,439,949	1,825,642
Metals	496,467	0.45%	557,762	233,479	401,128
Indices	3,005,159	2.75%	4,565,846	1,404,512	2,738,659

Total	$10,127,318	9.25%

*	Average of month-end Values at Risk.

As of March 31, 2009, Willowbridge Master’s total capitalization was $227,583,734. The Partnership owned approximately 3.1% of Willowbridge Master.

March 31, 2009
(Unaudited)

			Three months ended March 31, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$5,193,631	2.29%	$7,338,483	$1,008,000	$4,278,945
Energy	2,445,700	1.07%	8,077,000	391,000	2,243,721
Grains	529,500	0.23%	2,292,000	529,500	869,000
Interest Rates U.S.	3,834,300	1.68%	3,834,300	280,500	2,979,900
Interest Rates Non-U.S.	4,546,693	2.00%	5,175,310	2,315,238	4,060,808
Livestock	183,000	0.08%	244,800	163,200	213,900
Metals	4,046,263	1.78%	6,016,118	2,123,864	3,419,906
Softs	237,900	0.10%	2,227,200	237,900	1,068,767

Total	$21,016,987	9.23%

*	Average of month-end Values at Risk.

As of March 31, 2009, Graham Master’s total capitalization was $189,562,476. The Partnership owned approximately 5.4% of Graham Master.

March 31, 2009
(Unaudited)

			Three months ended March 31, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$5,819,619	3.07%	$5,819,619	$1,740,029	$4,590,415
Energy	767,264	0.41%	1,948,078	404,590	1,181,169
Grains	260,350	0.14%	1,104,100	96,550	396,717
Interest Rates U.S.	1,119,000	0.59%	1,747,200	603,500	877,800
Interest Rates Non-U.S.	2,722,929	1.44%	4,533,977	1,209,514	3,472,743
Livestock	79,200	0.04%	85,200	13,200	70,000
Metals	340,430	0.18%	1,094,881	297,478	690,713
Softs	387,238	0.20%	438,132	190,202	322,248
Indices	3,172,302	1.67%	10,175,633	623,680	5,009,127

Total	$14,668,332	7.74%

*	Average of month-end Values at Risk.

As of March 31, 2009, Eckhardt Master’s total capitalization was $20,006,889. The Partnership owned approximately 30.7% of Eckhardt Master.

March 31, 2009
(Unaudited)

			Three months ended March 31, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$19,575	0.10%	$225,706	$7,200	24,780
Interest Rates U.S.	173,800	0.87%	222,100	33,100	84,633
Interest Rates Non-U.S.	540,491	2.70%	696,839	253,080	428,336
Metals	19,995	0.10%	21,510	19,995	19,995
Softs	67,281	0.33%	68,911	11,784	51,264

Total	$821,142	4.10%

*	Average of month-end Values at Risk.

Item 4T.	Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
        The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There are no material legal proceedings pending against the Partnership or the General Partner.
Enron-Related Civil Actions
     In April 2009, the parties in DK Acquisition Partners, L.P., et al. v. J.P. Morgan Chase & Co., et al., and Avenue Capital Management II, L.P., et al. v. J.P. Morgan Chase & Co., et al., reached agreements in principle to settle these actions. The actions, which were commenced separately but were consolidated and pending trial, were brought against Citigroup and its affiliates, and J.P. Morgan Chase and its affiliates, in their capacity as co-agents on certain Enron revolving credit facilities.
Research Analyst Litigation
     On February 27, 2009, the United States District Court for the Southern District of New York approved the class action settlement in the matter In Re Salomon Analyst Metromedia Litigation, and entered a final judgment dismissing the action with prejudice.
Subprime-Mortgage-Related Litigation and Other Matters
     On March 13, 2009, defendants filed motions to dismiss the complaints in In Re Citigroup Inc. Bond Litigation.
     On March 13 and 16, 2009, two cases were filed in the United States District Court for the Southern District of New York alleging violations of the Securities Act of 1933—Buckingham v. Citigroup Inc., et al. and Chen v. Citigroup Inc., et al. and were later designated as related to In Re Citigroup Inc. Bond Litigation. On April 9, 2009, another case asserting violations of the Securities Act of 1933—Pellegrini v. Citigroup Inc., et al.—was filed in the United Stated District Court for the Southern District of New York and the parties have jointly requested that the Pellegrini action be designated as related to In Re Citigroup Inc. Bond Litigation.
     On March 23, 2009, a case was filed in the United States District Court for the Southern District of California alleging violations of both the Securities Act of 1933 and the Securities Exchange Act of 1934—Brecher v. Citigroup Inc., et al. On April 16, 2009, Citigroup filed a motion before the Judicial Panel on Multidistrict Litigation for transfer of the Brecher action to the Southern District of New York for coordinated pre-trial proceedings with In Re Citigroup Inc. Bond Litigation.
     Citigroup and certain of its affiliates are subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to subprime mortgage—related activities. Citigroup and its affiliates are cooperating fully and are engaged in discussions on these matters.
Auction Rate Securities
     Beginning in March 2008, Citigroup, its affiliates and certain current and former officers, directors, and employees, have been named as defendants in several individual and putative class action lawsuits related to Auction Rate Securities (“ARS”). The putative securities class actions have been consolidated in the United States District Court for the Southern District of New York as In Re Citigroup Inc. Auction Rate Securities Litigation. Several individual ARS actions also have been filed in state and federal courts, asserting, among other things, violations of federal and state securities laws. Citigroup has moved the Judicial Panel on Multidistrict Litigation to transfer all of the individual ARS actions pending in federal court to the Southern District of New York for consolidation or coordination with In Re Citigroup Inc. Auction Rate Securities Litigation.
     On January 15, 2009, defendants filed motions to dismiss the complaints in Mayor & City Council Of Baltimore, Maryland v. Citigroup Inc., et al. and Mayfield v. Citigroup Inc., et al.

Other Matters
     On December 4, 2008, defendants filed a motion in the United States District Court for the Southern District of New York to dismiss the complaint in In re MAT Five Securities Litigation, which was brought by investors in MAT Five LLC. On February 2, 2009, lead plaintiffs informed the court they intended to dismiss voluntarily this action in light of the settlement in Marie Raymond Revocable Trust, et al. v. MAT Five LLC, et al. in the Delaware Chancery Court, which is currently being appealed. On April 16, 2009, lead plaintiffs requested that the action be stayed pending the outcome of the appeal in the Delaware case.
     On January 9, 2009, plaintiff filed a motion to remand Puglisi v. Citigroup Alternative Investments LLC, et al., which was previously consolidated with In Re MAT Five Securities Litigation, to New York Supreme Court, after defendants had removed it to the United States District Court for the Southern District of New York. A settlement of Goodwill v. MAT Five LLC, et al. was approved by the United States District Court for the Southern District of New York, and this action was dismissed on March 12, 2009. An appeal from the Delaware Chancery Court’s judgment approving the settlement in Marie Raymond Revocable Trust, et al. v. MAT Five LLC, et al was filed by objectors on January 14, 2009. Defendants removed the putative class action, ECA Acquisitions, Inc. et al. v. MAT Three LLC, et al., filed by investors in MAT One LLC, MAT Two LLC, and MAT Three LLC, to the United States District Court for the Southern District of New York on January 21, 2009. Plaintiffs’ motion for remand, filed on February 27, 2009, is currently pending. On February 3, 2009, investors in MAT Five LLC filed the action Hahn, et al. v. Citigroup Inc., et al, against Citigroup and related entities in New York Supreme Court. On April 9, 2009, defendants moved in the Delaware Chancery Court for an order enforcing the Marie Raymond Revocable Trust settlement and enjoining plaintiffs from pursuing this action in New York Supreme Court. On April 15, 2009, defendants filed a motion in New York Supreme Court to dismiss this action. Citigroup and certain of its affiliates are also subject to investigations, subpoenas and/or requests for information from various governmental and self-regulatory agencies relating to the marketing and management of the Falcon and ASTA/MAT funds. Citigroup and its affiliates are cooperating fully on these matters.
     Certain Citigroup subsidiaries served as a distributor of notes issued and guaranteed by Lehman Brothers to retail customers outside the United States. Following the bankruptcy of Lehman Brothers, numerous retail customers have filed, and threatened to file, claims for the loss in value of those investments. In addition, a Public Prosecutor in Belgium has begun a criminal investigation. Citigroup is cooperating fully with the Belgian Public Prosecutor as well as with various other regulatory authorities outside the United States who continue to show an interest in Citigroup’s role in the distribution of Lehman notes. In March 2009, the Ministry of Development in Greece imposed a $1.3 million fine for alleged violations of the Greek Consumer Protection Act, which Citigroup intends to appeal.

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Part  I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Redeemable Units were issued to accredited investors in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. There were no additional sales of Redeemable Units during the three months ended March 31, 2009.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of Shares
			of Shares (or Units)	(or Units) that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Shares	Price Paid per	of Publicly Announced	Purchased Under the
Period	(or Units) Purchased*	Share (or Unit)**	Plans or Programs	Plans or Programs
January 1, 2009 – January 31, 2009	254.3138	$1,863.34	N/A	N/A
February 1, 2009 – February 28, 2009	663.2387	$1,857.87	N/A	N/A
March 1, 2009 – March 31, 2009	920.7610	$1,810.23	N/A	N/A
	1,838.3135	$1,834.77

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

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II

By:	Citigroup Managed Futures LLC
(General Partner)

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	May 15, 2009

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director

Date:	May 15, 2009