Form 10-Q
period 2009-06-30
SMITH BARNEY DIVERSIFIED FUTURES FUND L P II
filed 2009-08-14
CIK 923660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2009

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

Yes    No X

As of July 31, 2009, 19,889.9264 Limited Partnership Redeemable Units were outstanding.

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II

FORM 10-Q

INDEX

		Page
		Number

PART I – Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at June 30, 2009 and December 31, 2008 (unaudited)	3

	Schedules of Investments at June 30, 2009 and December 31, 2008 (unaudited)	4 – 5

	Statements of Income and Expenses and Partners’ Capital for the three and six months ended June 30, 2009 and 2008 (unaudited)	6

	Notes to Financial Statements (unaudited)	7 – 13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 – 17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18 – 21

Item 4T.	Controls and Procedures	22

PART II – Other Information		23 – 26

Exhibits
EX-10 JOINDER AGREEMENT
EX-31.1 CERTIFICATION
EX-31.2 CERTIFICATION
EX-32.1 CERTIFICATION
EX-32.2 CERTIFICATION

PART I

Item 1. Financial Statements

Smith Barney Diversified Futures Fund L.P. II
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2009	2008
Assets:
Investment in Partnerships, at fair value	$26,679,416	$34,424,088
Equity in trading account:
Cash	8,510,723	10,597,297
Cash margin	1,960,395	696,680
Net unrealized appreciation on open futures contracts	105,106	—

	37,255,640	45,718,065
Interest receivable	702	169

Total assets	$37,256,342	$45,718,234

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$—	$449
Accrued expenses:
Brokerage commissions	186,282	228,589
Management fees	61,665	75,664
Incentive fees	11,339	136,374
Other	70,944	90,644
Redemptions payable	530,734	793,186

Total liabilities	860,964	1,324,906

Partners’ Capital:
General Partner, 274.2452 and 748.5217 Unit equivalents at June 30, 2009 and December 31, 2008, respectively	489,722	1,397,490
Limited Partners, 20,107.2646 and 23,029.4237 Redeemable Units of Limited Partnership Interest outstanding at June 30, 2009 and December 31, 2008, respectively	35,905,656	42,995,838

Total partners’ capital	36,395,378	44,393,328

Total liabilities and partners’ capital	$37,256,342	$45,718,234

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P. II
Schedule of Investments
June 30, 2009
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased

Currencies	85	$6,074	0.02%
Energy	16	(10,241)	(0.03)
Grains	3	(4,683)	(0.01)
Indices	109	6,337	0.02
Interest Rates Non-U.S.	1	5,596	0.01
Interest Rates U.S.	327	54,832	0.15
Metals	2	(3,695)	(0.01)
Softs	8	12,401	0.03

Total futures contracts purchased		66,621	0.18

Futures Contracts Sold

Currencies	20	600	0.00 *
Energy	7	10,786	0.03
Grains	15	17,861	0.05
Indices	12	830	0.00 *
Interest Rates Non-U.S.	75	1,450	0.01
Livestock	3	740	0.00 *
Softs	5	6,218	0.02

Total futures contracts sold		38,485	0.11

Investment in Partnerships

CMF Willowbridge Argo Master Fund L.P.		7,776,461	21.37
CMF Graham Capital Master Fund L.P.		9,152,279	25.15
CMF Eckhardt Master Fund L.P.		5,374,338	14.76
CMF SandRidge Master Fund L.P.		4,376,338	12.02

Total investment in Partnerships		26,679,416	73.30

Total fair value		$26,784,522	73.59%

*	Due to rounding.

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

Smith Barney Diversified Futures Fund L.P. II
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized gains (losses) on closed contracts	$34,632	$1,120,099	$738,600	$1,763,947
Net realized gains (losses) on investment in Partnerships	1,138,417	2,828,137	68,377	4,961,877
Change in net unrealized gains (losses) on open contracts	(206,747)	331,338	105,555	287,868
Change in net unrealized gains (losses) on investments in Partnerships	(688,013)	1,245,468	(858,070)	934,014

Gain (loss) from trading, net	278,289	5,525,042	54,462	7,947,706
Interest income	2,102	35,634	4,470	102,206
Interest income from investment in Partnerships	5,567	100,769	12,681	236,768

Total income (loss)	285,958	5,661,445	71,613	8,286,680

Expenses:
Brokerage commissions including clearing fees	652,999	797,788	1,381,703	1,615,646
Management fees	188,642	242,491	404,998	484,121
Incentive fees	11,339	326,593	114,788	368,626
Other expenses	37,941	47,367	79,856	74,281

Total expenses	890,921	1,414,239	1,981,345	2,542,674

Net income (loss)	(604,963)	4,247,206	(1,909,732)	5,744,006
Redemptions — General Partner	(809,941)	(2,000,000)	(809,941)	(2,000,000)
Redemptions — Limited Partners	(1,905,404)	(2,093,306)	(5,278,277)	(3,350,678)

Net increase (decrease) in Partners’ capital	(3,320,308)	153,900	(7,997,950)	393,328
Partners’ capital, beginning of period	39,715,686	47,650,436	44,393,328	47,411,008

Partners’ capital, end of period	$36,395,378	$47,804,336	$36,395,378	$47,804,336

Net Asset Value per Redeemable Unit (20,381.5098 and 25,647.4961 Units outstanding at June 30, 2009 and June 30, 2008, respectively)	$1,785.71	$1,863.90	$1,785.71	$1,863.90

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(24.52)	$159.81	$(81.29)	$212.20

See accompanying notes to financial statements.

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
June 30, 2009
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

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. Through July 31, 2009, the General Partner was wholly owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), a wholly owned subsidiary of Citigroup Inc. (“Citigroup”). On July 31, 2009, the General Partner was transferred from CGMHI to Morgan Stanley Smith Barney Holdings LLC, as further described in Item 5, “Other Information.”

Citigroup Global Markets Inc. (“CGM”) is the commodity broker and a selling agent for the Partnership. CGM is an affiliate of the General Partner and is wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of CGMHI.

As of June 30, 2009, all trading decisions are made for the Partnership by Capital Fund Management SA (“CFM”), Graham Capital Management L.P. (“Graham”), Willowbridge Associates Inc. (“Willowbridge”), Eckhardt Trading Company (“Eckhardt”) and SandRidge Capital L.P. (“SandRidge”) (each an “Advisor” and collectively, the “Advisors”). Campbell & Co., Inc. (“Campbell”) was terminated as of May 31, 2009. SandRidge was added as an advisor to the Partnership on June 1, 2009.

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2009 and December 31, 2008, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2009 and 2008. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2008.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through August 14, 2009, which is the date the financial statements were issued. Actual results could differ from these estimates.

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
June 30, 2009
(Unaudited)

2.	Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net realized and unrealized gains (losses) *	$(13.63)	$177.61	$(55.33)	$233.82
Interest income	0.35	5.10	0.77	12.21
Expenses **	(11.24)	(22.90)	(26.73)	(33.83)

Increase (decrease) for the period	(24.52)	159.81	(81.29)	212.20
Net Asset Value per Redeemable Unit, beginning of period	1,810.23	1,704.09	1,867.00	1,651.70

Net Asset Value per Redeemable Unit, end of period	$1,785.71	$1,863.90	$1,785.71	$1,863.90

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009		2008	2009	2008

Ratio to average net assets: ***
Net investment income (loss) before incentive fees ****	(9.4)%		(8.3)%	(9.4)%	(8.0)%

Operating expenses	9.5%		9.4%	9.5%	9.5%
Incentive fees	—	%*****	0.7%	0.3%	0.8%

Total expenses	9.5%		10.1%	9.8%	10.3%

Total return:
Total return before incentive fees	(1.3)%		10.1%	(4.1)%	13.7%
Incentive fees	(0.1)%		(0.7)%	(0.3)%	(0.9)%

Total return after incentive fees	(1.4)%		9.4%	(4.4)%	12.8%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

*****	Due to rounding.

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

The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under Financial Accounting Standards Board (“FASB”) Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN No. 39”) have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the six and twelve months ended June 30, 2009 and December 31, 2008, based on a monthly calculation, were $326,802 and $151,002, respectively. The fair values of these commodity interests, including options thereon, if applicable, at June 30, 2009 and December 31, 2008, were $105,106 and $(449), respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

The Partnership adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Partners’ Capital. The contracts outstanding at the period ended June 30, 2009, are indicative of volume traded during the period. See the Schedule of Investments. The following table indicates the fair values of derivative instruments of futures and forward contract as separate assets and liabilities.

June 30, 2009
Assets
Futures Contracts
Currencies	$37,180
Energy	11,348
Grains	17,966
Indices	12,277
Interest Rates U.S.	67,514
Interest Rates Non-U.S.	9,528
Livestock	1,450
Softs	18,619

Total unrealized appreciation on open futures contracts	$175,882

Liabilities
Futures Contracts
Currencies	$(30,506)
Energy	(10,803)
Grains	(4,788)
Indices	(5,110)
Interest Rates U.S.	(12,682)
Interest Rates Non-U.S.	(2,482)
Livestock	(710)
Metals	(3,695)

Total unrealized depreciation on open futures contracts	$(70,776)

Net unrealized appreciation on open futures contracts	$105,106 *

*	This amount is included in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
June 30, 2009
(Unaudited)
The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2009.

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
	Gain (loss) from	Gain (loss) from
Sector	trading	trading
Currencies	$(146,844)	$ 294,603
Energy	(549,958)	(616,797)
Grains	53,949	41,024
Indices	475,391	1,203,505
Interest Rates U.S.	424,238	113,474
Interest Rates Non-U.S.	(392,568)	(82,806)
Livestock	2,520	2,580
Softs	(11,453)	(47,000)
Metals	(27,390)	(64,428)

Total	$(172,115)	$ 844,155

4.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of June 30, 2009 and December 31, 2008, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
June 30, 2009
(Unaudited)

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	6/30/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Partnerships	$26,679,416	$—	$26,679,416	$—
Futures	105,106	105,106	—	—

Total assets	26,784,522	105,106	26,679,416	—

Total fair value	$26,784,522	$105,106	$26,679,416	$—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2008	(Level 1)	(Level 2)	(Level 3)
Assets
Investment in Partnerships	$34,424,088	$—	$34,424,088	$—

Total assets	34,424,088	—	34,424,088	—

Liabilities
Futures	$449	$449	$—	$—

Total liabilities	449	449	—	—

Total fair value	$34,423,639	$(449)	$34,424,088	$—

5.	Investment in Partnerships:

On January 1, 2005, the assets allocated to Campbell for trading were invested in CMF Campbell Master Fund L.P. (“Campbell Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 18,800.3931 units of Campbell Master with cash of $18,587,905 and a contribution of open commodity futures and forward positions with a fair value of $212,488. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using Campbell’s Financials, Metals and Energy Portfolio to invest together in one trading vehicle. The Partnership fully redeemed its investment in Campbell Master on May 31, 2009 for cash equal to $4,288,986.

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

On April 1, 2006, the assets allocated to Graham for trading were invested in CMF Graham Capital Master Fund L.P. (“Graham Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 11,192.9908 units of Graham Master with cash of $11,192,991. Graham Master was formed in order to permit commodity pools managed now or in the future by using Graham’s K4D-12.5 Program to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be a limited partner of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.

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

On June 1, 2009, the assets allocated to SandRidge for trading were in invested in the CMF SandRidge Master Fund L.P. (“SandRidge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 2,086.0213 units of SandRidge Master with cash of $4,288,986. SandRidge Master was formed in order to permit commodity pools managed now or in the future by SandRidge using the Managed Account Program, to invest together in one trading vehicle. The General Partner is also the general partner of SandRidge Master. Individual and pooled accounts currently managed by SandRidge, including the Partnership, are permitted to be limited partners of SandRidge Master. The General Partner and SandRidge believe that trading through this structure should promote efficiency and economy in the trading process.

Willowbridge Master’s, Graham Master’s, Eckhardt Master’s and SandRidge Master’s (collectively, the “Funds”) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America and foreign commodity exchanges. The Funds engage in such trading through a commodity brokerage account maintained with CGM.

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

As of June 30, 2009, the Partnership owned approximately 3.1%, 5.5%, 29.1% and 0.8%, of Willowbridge Master, Graham Master, Eckhardt Master and SandRidge Master, respectively. As of December 31, 2008, the Partnership owned approximately 5.9%, 3.4%, 4.7% and 30.7% of Campbell Master, Willowbridge Master, Graham Master and Eckhardt Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. It is Willowbridge’s, Graham’s, Eckhardt’s and SandRidge’s intention to continue to invest the assets allocated to each by the Partnership in Willowbridge Master, Graham Master, Eckhardt Master and SandRidge Master, respectively. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
June 30, 2009
(Unaudited)

Summarized information reflecting the total assets, liabilities and capital of the Funds are shown in the following tables.

	June 30, 2009
	Total Assets	Total Liabilities	Total Capital

Willowbridge Master	$259,072,410	$5,438,678	$253,633,732
Graham Master	167,640,064	1,650,079	165,989,985
Eckhardt Master	18,490,776	21,668	18,469,108
SandRidge Master	555,427,974	3,678,000	551,749,974

Total	$1,000,631,224	$10,788,425	$989,842,799

	December 31, 2008
	Total	Total	Total
	Assets	Liabilities	Capital

Willowbridge Master	$297,439,763	$19,759	$297,420,004
Campbell Master	127,587,225	112,263	127,474,962
Graham Master	224,787,639	296,697	224,490,942
Eckhardt Master	20,544,954	15,519	20,529,435

Total	$670,359,581	$444,238	$669,915,343

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds are shown in the following tables.

	June 30, 2009		For the three months ended June 30, 2009
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Fund	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Willowbridge Master	21.37%	7,776,461	979,555	2,503	375	976,677	Commodity Portfolio	Monthly
Campbell Master	—%	—	(292,629)	359	413	(293,401)	Financials, Metals & Energy Portfolio	Monthly
Graham Master	25.15%	9,152,279	(121,658)	8,733	468	(130,859)	Commodity Portfolio	Monthly
Eckhardt Master	14.76%	5,374,338	(197,072)	3,372	5,723	(206,167)	Commodity Portfolio	Monthly
SandRidge Master	12.02%	4,376,338	87,775	326	98	87,351

Total		$26,679,416	$455,971	$15,293	$7,077	$433,601

	June 30, 2009		For the six months ended June 30, 2009
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Willowbridge Master	21.37%	7,776,461	(151,158)	4,330	651	(156,139)	Commodity Portfolio	Monthly
Campbell Master	—%	—	(272,274)	1,385	1,144	(274,803)	Financials, Metals & Energy Portfolio	Monthly
Graham Master	25.15%	9,152,279	(216,373)	15,113	878	(232,364)	Commodity Portfolio	Monthly
Eckhardt Master	14.76%	5,374,338	(224,982)	4,164	11,323	(240,469)	Commodity Portfolio	Monthly
SandRidge Master	12.02%	4,376,338	87,775	326	98	87,351

Total		$26,679,416	$(777,012)	$25,318	$14,094	$(816,424)

	December 31, 2008		For the three months ended June 30, 2008
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Fund	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Willowbridge Master	22.63%	$10,048,176	$2,161,038	$3,105	$342	$2,157,591	Commodity Portfolio	Monthly
Campbell Master	17.01%	7,553,372	507,887	1,561	428	505,898	Financials, Metals & Energy Portfolio	Monthly
Graham Master	23.71%	10,523,350	872,504	15,572	387	856,545	Commodity Portfolio	Monthly
Eckhardt Master	14.19%	6,299,190	632,945	2,600	12,016	618,329	Commodity Portfolio	Monthly

Total		$34,424,088	$4,174,374	$22,838	$13,173	$4,138,363

Smith Barney Diversified Futures Fund L.P. II
Notes to Financial Statements
June 30, 2009
(Unaudited)

	December 31, 2008		For the six months ended June 30, 2008
	% of					Net
	Partnership’s	Fair	Income	Expense		Income	Investment	Redemption
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objectives	Permitted
Willowbridge Master	22.63%	$10,048,176	$2,895,049	$7,376	$657	$2,887,016	Commodity Portfolio	Monthly
Campbell Master	17.01%	7,553,372	676,793	3,938	945	671,910	Financials, Metals & Energy Portfolio	Monthly
Graham Master	23.71%	10,523,350	1,927,872	30,723	826	1,896,323	Commodity Portfolio	Monthly
Eckhardt Master	14.19%	6,299,190	632,945	2,600	12,016	618,329	Commodity Portfolio	Monthly

Total		$34,424,088	$6,132,659	$44,637	$14,444	$6,073,578

6.	Financial Instrument Risks:

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods and services. Its only assets are its investment in Partnerships and equity in its trading account, consisting of cash, net unrealized appreciation on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such losses occurred during the second quarter of 2009.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2009, Partners’ Capital decreased 18.0% from $44,393,328 to $36,395,378. This decrease was attributable to the net loss from operations of $1,909,732, coupled with a redemption of 2,922.1591 Redeemable Units of Limited Partnership Interest resulting in an outflow of $5,278,277 and 474.2765 General Partner Unit equivalents totaling $809,941. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies
     Use of Estimates.  The preparation of financial statements and accompanying notes in conformity with U.S.  GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.
     Statement of Cash Flows.  The Partnership has elected not to provide a Statement of Cash Flows as permitted by FAS 102.
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
     Fair Value Measurements.  The Partnership and the Funds adopted SFAS 157 as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
      The Partnership and the Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of June 30, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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
     The Partnership does not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses and Partners’ Capital.
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
     In 2007, the Master adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has continued to evaluate the application of FIN 48 and has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the six months ended June 30, 2009 and that no provision for income tax is required in the Partnership’s financial statements.
     The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States — 2005.
     Recent Accounting Pronouncements. In 2009, the Partnership adopted FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP”). The FSP reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The application of the FSP is required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities. The adoption of the FSP had no effect on the Partnership’s Financial Statements.
Subsequent Events. In 2009, the Partnership adopted FASB Statement of Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”). The objective of SFAS 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.

Results of Operations
      During the Partnership’s second quarter of 2009, the Net Asset Value per Redeemable Unit decreased 1.4% from $1,810.23 to $1,785.71 as compared to an increase of 9.4% in the second quarter of 2008. The Partnership experienced a net trading gain (comprised of net realized gains (losses) on closed positions and investment in Partnerships and change in net unrealized gains (losses) on open positions and investment in Partnerships) before brokerage commissions and related fees in the second quarter of 2009 of $278,289. Gains were primarily attributable to the Partnership’s and the Funds’ trading of commodity futures in currencies, grains, U.S. interest rates and indices and were partially offset by losses in energy, non-U.S. interest rates, livestock, metal and softs. The Partnership experienced a net trading gain (comprised of net realized gains (losses) on closed positions and investment in Partnerships and change in net unrealized gains (losses) on open positions and investment in Partnerships) before brokerage commissions and fees in the second quarter of 2008 of $5,525,042. Gains were primarily attributable to the Partnership’s and the Funds’ trading of commodity futures in currencies, energy, grains, non-U.S. interest rates, softs and indices and were partially offset by losses in metals, U.S. interest rates and livestock.

The markets expressed a broad increase in risk tolerance during the second quarter as government programs encouraged the re-leveraging of the financial system. Equities and crude oil rose, while yield curves steepened and the U.S. dollar fell. The positive economic sentiment returned in April and spilled over into May as investors became increasingly convinced that the worst of the economic crisis was behind them. However, this optimism turned towards the end of the quarter due to some worse—than—expected economic data, fears about the lack of action by the European Central Bank and a lack of clarity in the economic environment. The Partnership realized gains for the quarter from trading currencies and equity indices. Concerns that inflationary pressures would emerge and coincide with a widening budget deficit added to doubts over the credit rating of the U.S. Profits were earned from trading in foreign exchange, primarily in the Australian dollar. Equity indices also proved profitable as the equities rallied.

Slightly offsetting gains were losses in global fixed income. Losses were recorded in fixed income as prices of long-dated bonds fell. U.S. fixed income continues to be affected by supply and demand factors. While the U.S. Treasury continued to sell record levels of debt to finance various stimulus packages, the Federal Reserve was seen purchasing treasuries as part of their quantitative easing activities.

During the Partnership’s six months ended June 30, 2009, the Net Asset Value per Redeemable Unit decreased 4.4% from $1,867.00 to $1,785.71, as compared to an increase of 12.8% during the six months ended June 30, 2008. The Partnership experienced a net trading gain (comprised of net realized gains (losses) on closed positions and investment in Partnerships and change in net unrealized gains (losses) on open positions and investment in Partnerships) before brokerage commissions and related fees during the six months ended June 30, 2009 of $54,462. Gains were primarily attributable to the Partnership’s and the Funds’ trading of commodity futures in currencies and indices were partially offset by losses in energy, grains, non-U.S. and U.S. interest rates, livestock, metals, and softs. The Partnership experienced a net trading gain (comprised of net realized gains (losses) on closed positions and investment in Partnerships and change in net unrealized gains (losses) on open positions and investment in Partnerships) before brokerage commissions and related fees in the six months ended June 30, 2008 of $7,947,706. Gains were primarily attributable to the Partnership’s and the Funds’ trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, metals, livestock, and indices and were partially offset by losses in softs.

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

Interest income on 80% of the Partnership’s daily equity average maintained in cash was earned at the 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 80% on the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2009 decreased by $128,734 and $321,823, respectively, as compared to the corresponding periods in 2008. This decrease was due to lower daily equity average maintained in cash and lower U.S. Treasury bill rates during the three and six months ended June 30, 2009 as compared to the corresponding periods in 2008.

     Brokerage commissions are calculated as a percentage of the Partnership’s net asset value as of the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and six months ended June 30, 2009 decreased by $144,789 and $233,943, respectively, as compared to the corresponding periods in 2008. The decrease in brokerage commissions and fees is due to lower average net assets during the three and six months ended June 30, 2009 as compared to the corresponding periods in 2008.
     Management fees are calculated on the portion of the Partnership’s net asset value allocated to each Advisor at the end of the month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2009 decreased by $53,849 and $79,123, respectively, as compared to the corresponding periods in 2008. The decrease in management fees is due to lower average net assets during the three and six months ended June 30, 2009 as compared to the corresponding periods in 2008.
     Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2009 resulted in incentive fees of $11,339 and $114,788, respectively. Trading performance for the three and six months ended June 30, 2008 resulted in incentive fees of $326,593 and $368,626, respectively.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s investments and investments in the Funds by market category as of June 30, 2009, and the highest, lowest and average values during the three months ended June 30, 2009. All open position trading risk exposures of the Partnership/Funds have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.

As of June 30, 2009, the Partnership’s total capitalization was $36,395,378.

June 30, 2009
(Unaudited)

			Three months ended June 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	306,453	0.84%	$924,240	$94,665	393,819
Energy	108,828	0.30%	468,290	39,948	170,473
Grains	21,201	0.06%	67,500	8,640	23,297
Indices	627,202	1.72%	1,308,177	84,453	607,091
Interest Rates U.S.	687,893	1.89%	687,893	3,443	176,079
Interest Rates Non-U.S.	156,719	0.43%	737,979	48,465	216,131
Livestock	4,253	0.01%	8,505	709	4,102
Metals	13,162	0.04%	118,770	5,399	16,129
Softs	21,781	0.06%	95,784	15,770	41,526

Total	$1,947,492	5.35%

*	Average of month-end Values at Risk.

As of June 30, 2009, SandRidge Master’s total capitalization was $551,745,974. The Partnership owned approximately 0.8% of SandRidge Master.

June 30, 2009
(Unaudited)

			Three months ended June 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$27,679,472	5.02%	$37,013,942	$11,157,117	$23,300,777

Total	$27,679,472	5.02%

*	Average of month-end Values at Risk.

As of June 30, 2009, Willowbridge Master’s total capitalization was $253,633,732. The Partnership owned approximately 3.1% of Willowbridge Master.

June 30, 2009
(Unaudited)

			Three months ended June 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$13,118,128	5.18%	$13,147,160	$5,538,108	$8,545,585
Energy	12,294,113	4.85%	12,294,113	3,461,603	7,404,729
Grains	3,284,044	1.29%	5,919,480	714,826	3,531,527
Interest Rates U.S.	4,041,900	1.59%	5,954,715	1,232,010	2,404,608
Interest Rates Non-U.S.	3,643,986	1.44%	7,303,934	2,589,407	4,302,563
Softs	1,021,440	0.40%	2,249,100	320,040	1,392,978

Total	$37,403,611	14.75%

* Average of month-end Values at Risk.

As of June 30, 2009, Graham Master’s total capitalization was $165,989,985. The Partnership owned approximately 5.5% of Graham Master.

June 30, 2009 (Unaudited)

			Three months ended June 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$3,102,364	1.87%	$7,588,894	$3,102,364	$5,298,470
Energy	1,355,746	0.82%	3,017,929	951,459	1,590,887
Grains	258,736	0.15%	1,356,550	190,880	839,923
Interest Rates U.S.	418,266	0.25%	2,310,120	355,318	1,097,898
Interest Rates Non-U.S.	818,966	0.49%	3,850,371	818,966	2,316,813
Livestock	46,575	0.03%	160,380	1,080	78,671
Metals	628,262	0.38%	1,223,707	303,915	613,811
Softs	574,090	0.35%	1,041,887	492,343	733,819
Indices	5,683,722	3.42%	8,672,872	1,905,290	5,108,007

Total	$12,886,727	7.76%

*	Average of month-end Values at Risk.

As of June 30, 2009, Eckhardt Master’s total capitalization was $18,469,108. The Partnership owned approximately 29.1% of Eckhardt Master.

June 30, 2009
(Unaudited)

			Three months ended June 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$422,065	2.29%	$422,065	$9,044	$199,305
Energy	110,625	0.60%	597,050	22,050	278,817
Grains	120,975	0.65%	362,365	10,800	192,002
Interest Rates Non-U.S.	107,096	0.58%	528,463	68,741	241,206
Metals	191,195	1.03%	369,340	16,196	173,718
Softs	118,810	0.64%	157,263	64,434	108,961
Indices	252,171	1.37%	253,026	22,367	196,373

Total	$1,322,937	7.16%

*	Average of month-end Values at Risk.

Item 4T.	Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the Commission's rules and forms. Disclosed controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.        Legal Proceedings
        The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as updated by our Quarterly Report on Form 10-Q for the quarterly ended March 31, 2009. There are no material legal proceedings pending against the Partnership or the General Partner.
Enron-Related Civil Actions
         On May 14, 2009, a settlement agreement was executed among the parties in Acquisition Partners, L.P., et al. v. J.P. Morgan Chase & Co., et al., and Avenue Capital Management II, L.P., et al. v. J.P. Morgan Chase & Co., et al. On June 3, 2009, a settlement agreement was executed among the parties in UniCredito Italiano, SpA, et al. v. J.P. Morgan Chase Bank, et. al. The three actions, which were consolidated and pending trial in the United States District Court for the Southern District of New York, were brought against Citigroup and certain of its affiliates, including CGM) and JPMorgan Chase and certain of its affiliates, in their capacity as co-agents on certain Enron revolving credit facilities. Pursuant to the settlements, the cases were dismissed with prejudice.
Subprime Mortgage-Related Litigation
         On May 7, 2009, Buckingham v. Citigroup Inc., et al. and Chen v. Citigroup Inc., et al. were consolidated with In re Citigroup Inc. Bond Litigation.
         On May 11, 2009, a putative class action Asher, et al. v. Citigroup Inc., et al. was filed in the United States District Court for the Southern District of New York alleging violations of the Securities Act of 1933 in connection with plaintiffs’ investments in certain offerings of preferred stock issued by the Citigroup. On May 15, 2009, plaintiffs in In re Citigroup Inc. Bond Litigation requested that Asher, et al. v. Citigroup Inc., et al. and Pellegrini v. Citigroup Inc., et al. be consolidated with In re Citigroup Inc. Bond Litigation.
         On May 20, 2009, Epirus Capital Management, LLC, et al. v. Citigroup Inc., et al. was designated as related to In re Citigroup Inc. Securities Litigation. On June 10 and June 24, 2009, defendants filed motions to dismiss the verified complaint.
Auction Rate Securities-Related Litigation
         Securities Actions.        On June 10, 2009, the Judicial Panel on Multidistrict Litigation granted CGM’s motion to transfer American Eagle Outfitters, Inc., et al. v. Citigroup Global Markets Inc. from the United States District Court for the Western District of Pennsylvania to the United States District Court for the Southern District of New York, where it will be coordinated with In re Citigroup Inc. Auction Rate Securities Litigation and Finn v. Smith Barney, et al. On June 17, 2009, the Judicial Panel on Multidistrict Litigation issued an order conditionally transferring three other individual auction rate securities actions pending against CGM in other federal courts to the United States District Court for the Southern District of New York. Plaintiffs in those actions have opposed their transfer.
         On April 1, 2009, Texas Instruments Inc. v. Citigroup Global Markets Inc. et al. was filed in Texas state court asserting violations of state securities law by CGM, BNY Capital Markets, Inc. and Morgan Stanley & Co., Inc. Defendants removed the case to the United States District Court for the Northern District of Texas, and plaintiff has moved to have it remanded to state court. On May 8, 2009, CGM filed a motion to sever the claims against it from the claims against its co-defendants.
         Governmental and Regulatory Actions.        Citigroup and certain of its affiliates are subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to auction rate securities. Citigroup and its affiliates are cooperating fully and are engaged in discussions on these matters.
Falcon and ASTA/MAT-Related Litigation
         Marie Raymond Revocable Trust, et al. v. MAT Five LLC, et al.        On June 19, 2009, the Delaware Supreme Court denied the appeal of the settlement objectors from the Delaware Chancery Court’s approval of the settlement of this matter and affirmed the order approving the settlement.
         In re MAT Five Securities Litigation.        On July 8, 2009, the United States District Court for the Southern District of New York approved the voluntary dismissal of this action.
         ECA Acquisitions, Inc., et al. v. MAT Three LLC, et al.        On May 1, 2009, the United States District Court for the Southern District of New York denied plaintiffs’ motion to remand this action to state court. On July 15, 2009, plaintiffs filed an amended complaint.
         Zentner v. Citigroup, et al.        (Putative class action concerning In re MAT Two Securities Litigation, In re MAT Three Securities Litigation and In re MAT Five Securities Litigation.) On July 8, 2009, the United States District Court for the Southern District of New York dismissed this action, without prejudice, in connection with the dismissal of In re MAT Five Securities Litigation.
         Zentner v. Citigroup, et al.        (Putative class action concerning Falcon Plus.) On May 19, 2009, the New York Supreme Court issued a letter order, stating that it would approve a settlement of plaintiff’s individual claims. Plaintiff filed a stipulation dismissing this action on July 6, 2009.
Other Matters
         Underwriting Actions. In its capacity as a member of various underwriting syndicates, CGM has been named as a defendant in several subprime-related actions asserted against various issuers of debt and other securities. Most of these actions involve claims asserted on behalf of putative classes of purchasers of securities for alleged violations of Sections 11 and 12(a)(2) of the Securities Act of 1933.
         American Home Mortgage.        On July 7, 2009, lead plaintiffs filed a motion in In re American Home Mortgage Securities Litigation for preliminary approval of settlements reached with all defendants (including Citigroup and CGM).
         American International Group.        On March 20, 2009, four putative class actions were consolidated by the United States District Court for the Southern District of New York under the caption In re American International Group, Inc. 2008 Securities Litigation. Plaintiffs filed a consolidated amended complaint on May 19, 2009. These actions allege violations of Sections 11, 12, and 15 of the Securities Act of 1933 arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with offerings of American International Group debt securities and common stock, some of which were underwritten by CGM.

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Part  I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Redeemable Units were issued to accredited investors in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. There were no additional sales of Redeemable Units during the three months ended June 30, 2009.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of Shares
			of Shares (or Units)	(or Units) that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Shares	Price Paid per	of Publicly Announced	Purchased Under the
Period	(or Units) Purchased*	Share (or Unit)**	Plans or Programs	Plans or Programs
April 1, 2009 – April 30, 2009	560.1373	$1,707.74	N/A	N/A
May 1, 2009 – May 31, 2009	226.4965	$1,845.95	N/A	N/A
June 1, 2009 – June 30, 2009	297.2118	$1,785.71	N/A	N/A
	1,083.8456	$1,758.00

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

Morgan Stanley/Citigroup Joint Venture

On June 1, 2009, Morgan Stanley and Citigroup entered into a joint venture that combined Morgan Stanley’s Global Wealth Management Group and the Smith Barney division of CGM. The joint venture created Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings owns Morgan Stanley Smith Barney LLC (“MSSB”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association. MSSB acts as an additional selling agent for the Partnership. As of July 31, 2009, Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings, CGM directly owns 49% of MSSB Holdings, and Citigroup, indirectly through its intermediate subsidiaries, wholly owns CGM.

Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

Exhibit – 10 – Joinder Agreement among the Partnership, Citigroup Managed Futures LLC, Citigroup Global Markets Inc. and Morgan Stanley Smith Barney LLC.

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

SMITH BARNEY DIVERSIFIED FUTURES FUND L.P. II

By:	Citigroup Managed Futures LLC
(General Partner)

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	August 14, 2009

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director

Date:	August 14, 2009