Form 10-Q
period 2009-09-30
DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P. II
filed 2009-11-16
CIK 923660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2009

OR (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 000-22491

DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P. II
(Exact name of registrant as specified in its charter)

New York	13-3769020

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Ceres Managed Futures LLC
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

Yes    No X

As of October 31, 2009, 18,682.6200 Limited Partnership Redeemable Units were outstanding.

DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P. II

FORM 10-Q

Ex. 3.1(a) Certificate of Limited Partnership dated May 10, 1994
Ex. 3.1(b) Certificate of Amendment of the Certificate of Limited Partnership dated July 31, 1995
Ex. 3.1(c) Certificate of Amendment of the Certificate of Limited Partnership dated October 1, 1999
Ex. 3.1(d) Certificate of Change of the Certificate of Limited Partnership effective January 31, 2000
Ex. 3.1(e) Certificate of Amendment of the Certificate of Limited Partnership dated May 21, 2003
Ex. 3.1(f) Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005
Ex. 3.1(g) Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008
Ex. 10.3 Form of Escrow Agreement
Ex. 31.1 Certification
Ex. 31.2 Certification
Ex. 32.1 Certification
Ex. 32.2 Certification

PART I

Item 1. Financial Statements

Diversified Multi-Advisor Futures Fund L.P. II
Statements of Financial Condition
(Unaudited)

	September 30,	December 31,
	2009	2008
Assets:
Investment in Partnerships, at fair value	$24,900,984	$34,424,088
Equity in trading account:
Cash	8,893,546	10,597,297
Cash margin	2,440,319	696,680
Net unrealized appreciation on open futures contracts	108,443	—

	36,343,292	45,718,065
Interest receivable	474	169

Total assets	$36,343,766	$45,718,234

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$—	$449
Accrued expenses:
Brokerage commissions	181,719	228,589
Management fees	60,167	75,664
Incentive fees	227,658	136,374
Other	61,876	90,644
Redemptions payable	571,360	793,186

Total liabilities	1,102,780	1,324,906

Partners’ Capital:
General Partner, 274.2452 and 748.5217 Unit equivalents at September 30, 2009 and December 31, 2008, respectively	507,060	1,397,490
Limited Partners, 18,785.9978 and 23,029.4237 Redeemable Units of Limited Partnership Interest outstanding at September 30, 2009 and December 31, 2008, respectively	34,733,926	42,995,838

Total partners’ capital	35,240,986	44,393,328

Total liabilities and partners’ capital	$36,343,766	$45,718,234

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P. II
Schedule of Investments
September 30, 2009
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased

Currencies	96	$61,215	0.17%
Grains	3	385	0.00	*
Indices	260	43,705	0.13
Interest Rates Non-U.S.	204	36,421	0.10
Interest Rates U.S.	8	1,128	0.00	*
Metals	5	177	0.00	*
Softs	4	9,242	0.03

Total futures contracts purchased		152,273	0.43

Futures Contracts Sold

Currencies	12	(1,537)	(0.00	)*
Energy	19	(50,225)	(0.14)
Grains	10	8,331	0.02
Interest Rates U.S.	3	31	0.00	*
Livestock	4	(710)	(0.00	)*
Softs	3	280	0.00	*

Total futures contracts sold		(43,830)	(0.12)

Investment in Partnerships

CMF Willowbridge Argo Master Fund L.P.		6,497,446	18.44
CMF Graham Capital Master Fund L.P.		8,594,485	24.39
CMF Eckhardt Master Fund L.P.		5,266,412	14.94
CMF SandRidge Master Fund L.P.		4,542,641	12.89

Total investment in Partnerships		24,900,984	70.66

Total fair value		$25,009,427	70.97%

*	Due to rounding.

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P. II
Schedule of Investments
December 31, 2008

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	23	$(21,305)	(0.05)%
Indices	57	45,056	0.10
Interest Rates Non-U.S.	33	7,783	0.02
Interest Rates U.S.	47	(25,794)	(0.06)
Metals	1	(110)	(0.00)*
Softs	2	5,033	0.01

Total futures contracts purchased		10,663	0.02

Futures Contracts Sold
Currencies	9	(797)	(0.00)*
Energy	1	(5,450)	(0.01)
Grains	3	(3,924)	(0.01)
Softs	5	(941)	(0.00)*

Total futures contracts sold		(11,112)	(0.02)

Investment in Partnerships
CMF Willowbridge Argo Master Fund L.P.		10,048,176	22.63
CMF Campbell Master Fund L.P.		7,553,372	17.01
CMF Graham Capital Master Fund L.P.		10,523,350	23.71
CMF Eckhardt Master Fund L.P.		6,299,190	14.19

Total investment in Partnerships		34,424,088	77.54

Total fair value		$34,423,639	77.54%

*	Due to rounding.

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P. II
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized gains (losses) on closed contracts	$1,640,775	$(1,271,741)	$2,379,375	$492,206
Net realized gains (losses) on investment in Partnerships	(458,935)	832,170	(390,558)	5,794,047
Change in net unrealized gains (losses) on open contracts	3,337	(182,735)	108,892	105,133
Change in net unrealized gains (losses) on investments in Partnerships	1,095,604	(1,686,067)	237,534	(752,053)

Gain (loss) from trading, net	2,280,781	(2,308,373)	2,335,243	5,639,333
Interest income	2,421	31,890	6,891	134,096
Interest income from investment in Partnerships	5,522	102,013	18,203	338,781

Total income (loss)	2,288,724	(2,174,470)	2,360,337	6,112,210

Expenses:
Brokerage commissions including clearing fees	613,759	721,764	1,995,462	2,337,410
Management fees	183,231	221,166	588,229	705,287
Incentive fees	216,320	22,587	331,108	391,213
Other expenses	28,086	44,474	107,942	118,755

Total expenses	1,041,396	1,009,991	3,022,741	3,552,665

Net income (loss)	1,247,328	(3,184,461)	(662,404)	2,559,545
Redemptions — General Partner	—	—	(809,941)	(2,000,000)
Redemptions — Limited Partners	(2,401,720)	(1,302,436)	(7,679,997)	(4,653,114)

Net increase (decrease) in Partners’ capital	(1,154,392)	(4,486,897)	(9,152,342)	(4,093,569)
Partners’ capital, beginning of period	36,395,378	47,804,336	44,393,328	47,411,008

Partners’ capital, end of period	$35,240,986	$43,317,439	$35,240,986	$43,317,439

Net Asset Value per Redeemable Unit (19,060.2430 and 24,899.5905 Units outstanding at September 30, 2009 and September 30, 2008, respectively)	$1,848.93	$1,739.68	$1,848.93	$1,739.68

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$63.22	$(124.22)	$(18.07)	$87.98

Weighted average units outstanding	19,971.6488	25,414.1893	21,511.1653	26,950.3411

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
September 30, 2009
(Unaudited)

1.	General:

Diversified Multi-Advisor Futures Fund L.P. II (formerly, Smith Barney Diversified Futures Fund L.P. II) (the “Partnership”) is a limited partnership which organized on May 10, 1994 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded included currencies, energy, grains, indices, metals, softs, livestock, U.S. and non-U.S. interest rates. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership was authorized to sell 100,000 redeemable units of Limited Partnership Interest (“Redeemable Units”) during its initial offering period. The Partnership no longer offers Redeemable Units for sale.

Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association. Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

As of September 30, 2009, all trading decisions are made for the Partnership by Capital Fund Management SA (“CFM”), Graham Capital Management L.P. (“Graham”), Willowbridge Associates Inc. (“Willowbridge”), Eckhardt Trading Company (“Eckhardt”) and SandRidge Capital L.P. (“SandRidge”) (each an “Advisor” and collectively, the “Advisors”). Campbell & Co., Inc. (“Campbell”) was terminated as of May 31, 2009. SandRidge was added as an advisor to the Partnership on June 1, 2009. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to CFM directly, whereas the Partnership invests the portion of its assets allocated to each of the other Advisors indirectly through investments in master funds.

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2009 and December 31, 2008, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2009 and 2008. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2008.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through November 16, 2009, which is the date the financial statements were issued. Actual results could differ from these estimates.

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles” (“ASC 105-10”) (the “Codification”). ASC 105-10 established the exclusive authoritative reference for U.S. GAAP for use in financial statements except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. Codification became the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230-10 Statement of Cash Flows (formerly, FAS No. 102, “Statement of Cash Flows Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current period presentation.

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
September 30, 2009
(Unaudited)

2.	Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net realized and unrealized gains (losses) *	$84.22	$(118.13)	$28.89	$115.69
Interest income	0.40	5.26	1.17	17.47
Expenses **	(21.40)	(11.35)	(48.13)	(45.18)

Increase (decrease) for the period	63.22	(124.22)	(18.07)	87.98
Net Asset Value per Redeemable Unit, beginning of period	1,785.71	1,863.90	1,867.00	1,651.70

Net Asset Value per Redeemable Unit, end of period	$1,848.93	$1,739.68	$1,848.93	$1,739.68

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009		2008

Ratio to average net assets: ***
Net investment income (loss) before incentive fees ****	(9.0)%	(7.6)%	(9.3)%		(7.9)%

Operating expenses	9.1%	8.8%	9.4%		9.3%
Incentive fees	0.6%	0.1%	0.9%		0.9%

Total expenses	9.7%	8.9%	10.3%		10.2%

Total return:
Total return before incentive fees	4.2%	(6.6)%	(0.0	)%*****	6.3%
Incentive fees	(0.7)%	(0.1)%	(1.0)%		(1.0)%

Total return after incentive fees	3.5%	(6.7)%	(1.0)%		5.3%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

*****	Due to rounding.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

3.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210-20 Balance Sheet (formerly, FIN No. 39, “Offsetting of Amounts Related to Certain Contracts”) have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the nine and twelve months ended September 30, 2009 and December 31, 2008, based on a monthly calculation, were $309,360 and $151,002, respectively. The fair values of these commodity interests, including options thereon, if applicable, at September 30, 2009 and December 31, 2008, were $108,443 and $(449), respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

The Partnership adopted ASC 815-10 Derivatives and Hedging (formerly, FAS No. 161 “Disclosure about Derivative Instruments and Hedging Activities”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815-10 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Partners’ Capital. The contracts outstanding at the period ended September 30, 2009, are indicative of volume traded during the period. See the Schedule of Investments. The following table indicates the fair values of derivative instruments of futures and forward contract as separate assets and liabilities.

September 30, 2009
Assets
Futures Contracts
Currencies	$71,528
Energy	3,830
Grains	9,864
Indices	63,623
Interest Rates U.S.	1,159
Interest Rates Non-U.S.	41,463
Livestock	310
Metals	3,965
Softs	10,122

Total unrealized appreciation on open futures contracts	$205,864

Liabilities
Futures Contracts
Currencies	$(11,850)
Energy	(54,055)
Grains	(1,148)
Indices	(19,918)
Interest Rates Non-U.S.	(5,042)
Livestock	(1,020)
Metals	(3,788)
Softs	(600)

Total unrealized depreciation on open futures contracts	$(97,421)

Net unrealized appreciation on open futures contracts	$108,443 *

*	This amount is included in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
September 30, 2009
(Unaudited)
The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2009.

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Sector	Gain (loss) from trading	Gain (loss) from trading
Currencies	$468,912	$763,515
Energy	(300,766)	(917,563)
Grains	26,669	67,693
Indices	651,854	1,855,359
Interest Rates U.S.	506,856	620,330
Interest Rates Non-U.S.	226,672	143,866
Livestock	(90)	2,490
Softs	25,018	(21,982)
Metals	38,987	(25,441)

Total	$1,644,112	$2,488,267

4.	Fair Value Measurements:

Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.

Fair Value Measurements.  The Partnership and the Funds (as defined in note 5 “Investment in Partnerships”) adopted ASC 820-10, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “ Fair Value Measurements”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by ASC 820-10, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

The Partnership and the Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the periods ended September 30, 2009 and December 31, 2008, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
September 30, 2009
(Unaudited)

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	9/30/2009	(Level 1)	(Level 2)	(Level 3)
Assets
Investment in Partnerships	$24,900,984	$—	$24,900,984	$—
Futures	108,443	108,443	—	—

Total assets	25,009,427	108,443	24,900,984	—

Total fair value	$25,009,427	$108,443	$24,900,984	$—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2008	(Level 1)	(Level 2)	(Level 3)
Assets
Investment in Partnerships	$34,424,088	$—	$34,424,088	$—

Total assets	34,424,088	—	34,424,088	—

Liabilities
Futures	$449	$449	$—	$—

Total liabilities	449	449	—	—

Total fair value	$34,423,639	$(449)	$34,424,088	$—

5.	Investment in Partnerships:

The assets allocated to CFM for trading are invested directly pursuant to CFM’s Discus (1.5x Leverage) Program, a proprietary, systematic trading system.

On January 1, 2005, the assets allocated to Campbell for trading were invested in CMF Campbell Master Fund L.P. (“Campbell Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 18,800.3931 units of Campbell Master with cash of $18,587,905 and a contribution of open commodity futures and forward positions with a fair value of $212,488. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using Campbell’s Financials, Metals and Energy Portfolio, a proprietary, systematic trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Campbell Master on May 31, 2009 for cash equal to $4,288,986.

On July 1, 2005, the assets allocated to Willowbridge for trading were invested in CMF Willowbridge Argo Master Fund L.P. (“Willowbridge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 10,980.9796 units of Willowbridge Master with cash of $9,895,326 and a contribution of open commodity futures and forward positions with a fair value of $1,085,654. Willowbridge Master was formed in order to permit commodity pools managed now or in the future using Willowbridge’s Argo Trading Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership, are permitted to be a limited partner of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process.

On April 1, 2006, the assets allocated to Graham for trading were invested in CMF Graham Capital Master Fund L.P. (“Graham Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 11,192.9908 units of Graham Master with cash of $11,192,991. Graham Master was formed in order to permit commodity pools managed now or in the future by using Graham’s K4D-12.5 Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be a limited partner of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.

On April 1, 2008, the assets allocated to Eckhardt for trading were invested in CMF Eckhardt Master Fund L.P. (“Eckhardt Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 7,000.0000 units of Eckhardt Master with cash of $7,000,000. Eckhardt Master was formed in order to permit commodity pools managed now or in the future by using Eckhardt’s Standard Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Eckhardt Master. Individual and pooled accounts currently managed by Eckhardt, including the Partnership, are permitted to be a limited partner of Eckhardt Master. The General Partner and Eckhardt believe that trading through this structure should promote efficiency and economy in the trading process.

On June 1, 2009, the assets allocated to SandRidge for trading were in invested in the CMF SandRidge Master Fund L.P. (“SandRidge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 2,086.0213 units of SandRidge Master with cash of $4,288,986. SandRidge Master was formed in order to permit commodity pools managed now or in the future by using SandRidge’s Energy Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of SandRidge Master. Individual and pooled accounts currently managed by SandRidge, including the Partnership, are permitted to be limited partners of SandRidge Master. The General Partner and SandRidge believe that trading through this structure should promote efficiency and economy in the trading process.

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended September 30, 2009.

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

As of September 30, 2009, the Partnership owned approximately 2.7%, 5.1%, 28.5% and 0.7%, of Willowbridge Master, Graham Master, Eckhardt Master and SandRidge Master, respectively. As of December 31, 2008, the Partnership owned approximately 5.9%, 3.4%, 4.7% and 30.7% of Campbell Master, Willowbridge Master, Graham Master and Eckhardt Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. It is Willowbridge’s, Graham’s, Eckhardt’s and SandRidge’s intention to continue to invest the assets allocated to each by the Partnership in Willowbridge Master, Graham Master, Eckhardt Master and SandRidge Master, respectively. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
September 30, 2009
(Unaudited)

Summarized information reflecting the total assets, liabilities and capital of the Funds are shown in the following tables.

	September 30, 2009
	Total Assets	Total Liabilities	Total Capital

Willowbridge Master	$238,192,320	$30,172	$238,162,148
Graham Master	168,037,387	14,694	168,022,693
Eckhardt Master	18,505,502	41,281	18,464,221
SandRidge Master	621,430,942	752,175	620,678,767

Total	$1,046,166,151	$838,322	$1,045,327,829

	December 31, 2008
	Total	Total	Total
	Assets	Liabilities	Capital

Willowbridge Master	$297,439,763	$19,759	$297,420,004
Campbell Master	127,587,225	112,263	127,474,962
Graham Master	224,787,639	296,697	224,490,942
Eckhardt Master	20,544,954	15,519	20,529,435

Total	$670,359,581	$444,238	$669,915,343

Summarized information reflecting the net gain (loss) from trading, total income (loss) and net income (loss) for the Funds are shown in the following tables.

	For the three months ended September 30, 2009
	Gain (Loss) from	Total Income	Net Income
	Trading, net	(Loss)	(Loss)

Willowbridge Master	$(20,085,700)	$(20,026,877)	$(20,139,642)
Graham Master	14,413,920	14,449,688	14,240,193
SandRidge Master	34,131,288	34,264,993	34,047,914
Eckhardt Master	893,553	897,568	858,478

Total	$29,353,061	$29,585,372	$29,006,943

	For the nine months ended September 30, 2009
	Gain (Loss) from	Total Income	Net Income
	Trading, net	(Loss)	(Loss)
Willowbridge Master	$(23,802,080)	$(23,622,469)	$(23,895,630)
Campbell Master	3,089,848	9,476,242	9,387,591
Graham Master	10,826,683	10,942,253	10,429,707
SandRidge Master	106,906,561	107,255,829	106,581,046
Eckhardt Master	117,273	129,528	38,338

Total	$97,138,285	$104,181,383	$102,541,052

	For the three months ended September 30, 2008
	Gain (Loss) from	Total Income	Net Income
	Trading, net	(Loss)	(Loss)
Willowbridge Master	$8,930,938	$9,817,051	$9,686,363
Campbell Master	(4,786,916)	(4,320,336)	(4,356,671)
Graham Master	(8,833,929)	(8,216,506)	(8,473,481)
SandRidge Master	(32,596,094)	(31,234,287)	(31,370,244)
Eckhardt Master	(1,688,169)	(1,616,809)	(1,641,549)

Total	$(38,974,170)	$(35,570,887)	$(36,155,582)

	For the nine months ended September 30, 2008
	Gain (Loss) from	Total Income	Net Income
	Trading, net	(Loss)	(Loss)
Willowbridge Master	$87,588,256	$90,440,613	$90,089,941
Campbell Master	7,436,006	24,471,311	24,178,434
Graham Master	29,103,729	31,236,297	30,332,774
SandRidge Master	89,601,360	93,571,595	93,110,958
Eckhardt Master	432,317	575,667	500,679

Total	$214,161,668	$240,295,483	$238,212,786

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds are shown in the following tables.

	September 30, 2009		For the three months ended September 30, 2009
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Fund	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Willowbridge Master	18.44%	$6,497,446	$(628,352)	$2,710	$545	$(631,607)	Commodity Portfolio	Monthly
Graham Master	24.39%	8,594,485	751,254	10,410	521	740,323	Commodity Portfolio	Monthly
Eckhardt Master	14.94%	5,266,412	258,338	5,222	6,079	247,037	Commodity Portfolio	Monthly
SandRidge Master	12.89%	4,542,641	260,951	1,356	278	259,317	Energy Portfolio	Monthly

Total		$24,900,984	$642,191	$19,698	$7,423	$615,070

	September 30, 2009		For the nine months ended September 30, 2009
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Willowbridge Master	18.44%	$6,497,446	$(779,510)	$7,040	$1,196	$(787,746)	Commodity Portfolio	Monthly
Graham Master	24.39%	8,594,485	534,881	25,523	1,399	507,959	Commodity Portfolio	Monthly
Eckhardt Master	14.94%	5,266,412	33,356	9,386	17,402	6,568	Commodity Portfolio	Monthly
SandRidge Master	12.89%	4,542,641	348,726	1,682	376	346,668	Energy Portfolio	Monthly
Campbell Master	—%	—	(272,274)	1,385	1,144	(274,803)	Financials, Metals & Energy Portfolio	Monthly

Total		$24,900,984	$(134,821)	$45,016	$21,517	$(201,354)

	December 31, 2008		For the three months ended September 30, 2008
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Fund	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Willowbridge Master	22.63%	$10,048,176	$331,188	$4,248	$325	$326,615	Commodity Portfolio	Monthly
Campbell Master	17.01%	7,553,372	(243,429)	1,582	472	(245,483)	Financials, Metals & Energy Portfolio	Monthly
Graham Master	23.71%	10,523,350	(379,104)	11,265	298	(390,667)	Commodity Portfolio	Monthly
Eckhardt Master	14.19%	6,299,190	(460,539)	3,403	3,639	(467,581)	Commodity Portfolio	Monthly

Total		$34,424,088	$(751,884)	$20,498	$4,734	$(777,116)

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
September 30, 2009
(Unaudited)

	December 31, 2008		For the nine months ended September 30, 2008
	% of					Net
	Partnership’s	Fair	Income	Expense		Income	Investment	Redemption
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objectives	Permitted
Willowbridge Master	22.63%	$10,048,176	$3,226,237	$11,624	$982	$3,213,631	Commodity Portfolio	Monthly
Campbell Master	17.01%	7,553,372	433,364	5,520	1,417	426,427	Financials, Metals & Energy Portfolio	Monthly
Graham Master	23.71%	10,523,350	1,548,768	41,988	1,124	1,505,656	Commodity Portfolio	Monthly
Eckhardt Master	14.19%	6,299,190	172,406	6,003	15,655	150,748	Commodity Portfolio	Monthly

Total		$34,424,088	$5,380,775	$65,135	$19,178	$5,296,462

6.	Financial Instrument Risks:

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

As both a buyer and seller of options, the Partnership/Funds pay or receive a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership/Funds to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership/Funds do not consider these contracts to be guarantees as described in ASC 460-10 Guarantees (formerly, FAS No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees”).

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods and services. Its only assets are its investment in Partnerships and equity in its trading account, consisting of cash, net unrealized appreciation on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such losses occurred during the third quarter of 2009.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2009, Partners’ Capital decreased 20.6% from $44,393,328 to $35,240,986. This decrease was attributable to the net loss from operations of $662,404, coupled with a redemption of 4,243.4259 Redeemable Units of Limited Partnership Interest resulting in an outflow of $7,679,997 and 474.2765 General Partner Unit equivalents totaling $809,941. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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
     Statement of Cash Flows.  The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230-10.
     Investments.  All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.
     Fair Value Measurements.  The Partnership and the Funds adopted ASC 820-10 as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership did not apply the deferral allowed by ASC 820-10 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
      The Partnership and the Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the period ended September 30, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     Futures Contracts. The Partnership and the Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures brokers, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

     London Metals Exchange Forward Contracts.  Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of Aluminum, Copper, Lead, Nickel, Tin or Zinc. LME contracts traded by the Partnership and the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes Partners’ Capital.
     Forward Foreign Currency Contracts.  Foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
     The Partnership does not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses and Changes in Partners’ Capital.
     Options.  The Funds may purchase and write (sell) both exchange listed and over-the counter, options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Funds purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
     Income Taxes.  Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.
     In 2007, the Master adopted ASC 740-10 Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740-10 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has continued to evaluate the application of ASC 740-10 and has concluded that the adoption of ASC 740-10 had no impact on the operations of the Partnership for the nine months ended September 30, 2009 and that no provision for income tax is required in the Partnership’s financial statements.
     The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States — 2005.
      Recent Accounting Pronouncements. In 2009, the Partnership adopted ASC 820-10-65 Fair Value Measurements (formerly, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). ASC 820-10-65 reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. ASC 820-10-65 also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The application of the ASC 820-10-65 is required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities. The adoption of the ASC 820-10-65 had no effect on the Partnership’s Financial Statements.
Subsequent Events. In 2009, the Partnership adopted ASC 855-10, Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855-10 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.

Results of Operations
      During the Partnership’s third quarter of 2009, the Net Asset Value per Redeemable Unit increased 3.5% from $1,785.71 to $1,848.93 as compared to a decrease of 6.7% in the third quarter of 2008. The Partnership experienced a net trading gain (comprised of net realized gains (losses) on closed positions and investment in Partnerships and change in net unrealized gains (losses) on open positions and investment in Partnerships) before brokerage commissions and related fees in the third quarter of 2009 of $2,280,781. Gains were primarily attributable to the Partnership’s and the Funds’ trading of commodity futures in currencies, U.S. and non-U.S interest rates, indices, metals and softs and were partially offset by losses in energy, livestock and grains. The Partnership experienced a net trading loss (comprised of net realized gains (losses) on closed positions and investment in Partnerships and change in net unrealized gains (losses) on open positions and investment in Partnerships) before brokerage commissions and fees in the third quarter of 2008 of $2,308,373. Losses were primarily attributable to the Partnership’s and the Funds’ trading of commodity futures in currencies, energy, grains, non-U.S. interest rates, livestock and softs and were partially offset by gains in metals, U.S. interest rates and indices.

Markets around the world rose again in the third quarter of 2009. Economic activity in the U.S. further stabilized with many important sectors of the economy demonstrating marked improvements over the depressed levels reached earlier this year. The overall economy continued to face headwinds with employment further contracting, albeit at a much slower pace. Consumer confidence has bounced off record lows but remains well below historical averages. The Partnership realized gains for the quarter, primarily in equity indices, metals, currencies and soft commodities.

The majority of the profits were earned on the back of the equity rally. The combination of strong growth news, benign inflation data and accommodative monetary policy stances from key central banks has continued to support the price action in risky assets. Gains were also recorded in metals, primarily in copper and gold, as prices established firm bullish trends that began in early 2009. The Partnership capitalized on these trends and registered strong gains. Profits were earned from trading currencies as higher yielding currencies and those associated with natural resource based economies, especially the Australian dollar, proved particularly strong. In soft commodities, profits were realized primarily from trading sugar as prices rallied to a 28-year high in August on a weaker-than-normal monsoon season which has had a negative impact on the crop in India. In addition, the harvest in Brazil, the world’s largest producer, has been delayed by excessive rainfall.

In the energy sector, losses were captured as the markets remained in contango. Natural gas demonstrated a strong bearish trend but the trend seemed to be reversing late in the quarter. Crude oil and heating oil remained mostly trendless and volatile, thus contributing to losses.

During the Partnership’s nine months ended September 30, 2009, the Net Asset Value per Redeemable Unit decreased 1.0% from $1,867.00 to $1,848.93, as compared to an increase of 5.3% during the nine months ended September 30, 2008. The Partnership experienced a net trading gain (comprised of net realized gains (losses) on closed positions and investment in Partnerships and change in net unrealized gains (losses) on open positions and investment in Partnerships) before brokerage commissions and related fees during the nine months ended September 30, 2009 of $2,335,243. Gains were primarily attributable to the Partnership’s and the Funds’ trading of commodity futures in currencies, U.S. interest rates, metals, softs and indices were partially offset by losses in energy, grains, non-U.S. interest rates, and livestock. The Partnership experienced a net trading gain (comprised of net realized gains (losses) on closed positions and investment in Partnerships and change in unrealized gains (losses) on open positions and investment in Partnerships) before brokerage commissions and related fees in the nine months ended September 30, 2008 of $5,639,333. Gains were primarily attributable to the Partnership’s and the Funds’ trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, metals, livestock, and indices and were partially offset by losses in softs.

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

Interest income on 80% of the Partnership’s daily equity average maintained in cash was earned at the 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 80% on the interest earned on the Treasury bills purchased. Twenty percent of the interest earned on Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income for the three and nine months ended September 30, 2009 decreased by $125,960 and $447,783, respectively, as compared to the corresponding periods in 2008. This decrease was due to lower daily equity average maintained in cash and lower U.S. Treasury bill rates during the three and nine months ended September 30, 2009 as compared to the corresponding periods in 2008.

     Brokerage commissions are calculated as a percentage of the Partnership’s net asset value as of the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and nine months ended September 30, 2009 decreased by $108,005 and $341,948, respectively, as compared to the corresponding periods in 2008. The decrease in brokerage commissions and fees is due to lower average net assets during the three and nine months ended September 30, 2009 as compared to the corresponding periods in 2008.
     Management fees are calculated on the portion of the Partnership’s net asset value allocated to each Advisor at the end of the month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2009 decreased by $37,935 and $117,058, respectively, as compared to the corresponding periods in 2008. The decrease in management fees is due to lower average net assets during the three and nine months ended September 30, 2009 as compared to the corresponding periods in 2008.
     Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2009 resulted in incentive fees of $216,320 and $331,108, respectively. Trading performance for the three and nine months ended September 30, 2008 resulted in incentive fees of $22,587 and $391,213, respectively.
     In allocating the assets of the Partnership among the trading advisors, the General Partner considers past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the trading advisors and may allocate assets to additional advisors at any time.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s investments and investments in the Funds by market category as of September 30, 2009, and the highest, lowest and average values during the three months ended September 30, 2009. All open position trading risk exposures of the Partnership/Funds have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.

As of September 30, 2009, the Partnership’s total capitalization was $35,240,986. The Partnership’s Value at Risk for the portion of its assets that are traded directly (including through CFM’s Discus 1.5x Leverage) Program was as follows:

September 30, 2009
(Unaudited)

			Three months ended September 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$348,073	0.99%	$453,110	$71,468	260,707
Energy	94,868	0.27%	387,364	20,443	126,527
Grains	16,293	0.05%	33,042	6,833	17,847
Indices	1,638,685	4.65%	2,038,884	149,939	889,769
Interest Rates U.S.	4,691	0.01%	504,090	4,691	246,863
Interest Rates Non -U.S.	610,760	1.73%	692,527	20,152	277,274
Livestock	4,658	0.01%	6,075	1,350	3,340
Metals	24,974	0.07%	96,843	5,400	38,055
Softs	15,875	0.05%	29,379	6,456	15,469

Total	$2,758,877	7.83%

*	Average of month-end Values at Risk.

As of September 30, 2009, SandRidge Master’s total capitalization was $620,678,767. The Partnership owned approximately 0.7% of SandRidge Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the SandRidge Master as of September 30, 2009 was as follows:

September 30, 2009
(Unaudited)

			Three months ended September 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$25,720,664	4.14%	$25,720,664	$18,754,664	$24,319,593

Total	$25,720,664	4.14%

*	Average of month-end Values at Risk.

As of September 30, 2009, Willowbridge Master’s total capitalization was $238,162,148. The Partnership owned approximately 2.7% of Willowbridge Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the Willowbridge Master as of September 30, 2009 was as follows:

September 30, 2009
(Unaudited)

			Three months ended September 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$7,855,650	3.30%	$14,208,480	$2,908,305	$8,695,042
Energy	1,451,588	0.61%	13,037,019	685,800	6,087,536
Grains	3,415,500	1.44%	3,415,500	1,723,410	2,429,356
Interest Rates U.S.	5,191,560	2.18%	9,939,105	507,263	3,052,277
Interest Rates Non-U.S.	10,084,707	4.23%	14,168,324	455,649	7,346,189
Livestock	273,240	0.12%	410,400	133,110	209,851
Metals	8,083,122	3.39%	8,372,754	1,909,575	5,660,365
Softs	1,841,840	0.77%	2,445,100	981,960	1,607,183

Total	$38,197,207	16.04%

* Average of month-end Values at Risk.

As of September 30, 2009, Graham Master’s total capitalization was $168,022,693. The Partnership owned approximately 5.1% of Graham Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the Graham Master as of September 30, 2009 was as follows:

September 30, 2009 (Unaudited)

			Three months ended September 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$6,395,662	3.81%	$8,136,447	$3,040,693	$5,464,391
Energy	678,527	0.41%	1,774,426	484,382	1,096,708
Grains	1,411,794	0.84%	1,846,996	215,255	1,126,000
Interest Rates U.S.	2,238,368	1.33%	2,365,808	87,777	682,461
Interest Rates Non-U.S.	8,320,518	4.95%	8,320,518	471,498	2,721,058
Livestock	36,180	0.02%	48,263	15,660	26,831
Metals	1,596,936	0.95%	1,806,942	488,247	1,265,220
Softs	1,479,945	0.88%	1,479,945	511,314	883,086
Indices	9,707,902	5.78%	12,019,804	3,419,163	8,269,216

Total	$31,865,832	18.97%

*	Average of month-end Values at Risk.

As of September 30, 2009, Eckhardt Master’s total capitalization was $18,464,221. The Partnership owned approximately 28.5% of Eckhardt Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the Eckhardt Master as of September 30, 2009 was as follows:

September 30, 2009
(Unaudited)

			Three months ended September 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$122,663	0.66%	$1,191,210	$122,663	$654,172
Energy	51,156	0.28%	442,311	50,550	190,696
Grains	137,399	0.74%	138,725	62,430	102,002
Interest Rates U.S.	361,800	1.96%	678,443	61,560	245,751
Interest Rates Non -U.S.	142,809	0.77%	337,995	13,213	73,920
Metals	495,706	2.69%	495,706	209,150	357,137
Softs	251,705	1.36%	251,705	105,270	148,442
Indices	706,284	3.83%	706,284	188,635	438,028

Total	$2,269,522	12.29%

*	Average of month-end Values at Risk.

Item 4.	Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.        Legal Proceedings
          The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009. There are no material legal proceedings pending against the Partnership and the General Partner.
Subprime Mortgage-Related Litigation
     On August 31, 2009, Asher, et al. v. Citigroup Inc., et al. and Pellegrini v. Citigroup Inc., et al. were consolidated with In re Citigroup Inc. Bond Litigation.
     On July 27, 2009, Utah Retirement Systems v. Strauss, et al. was filed in the United States District Court for the Eastern District of New York asserting, among other claims, claims under the Securities Act of 1933 and Utah state law arising out of an offering of American Home Mortgage common stock underwritten by CGM.
     On July 31, 2009, the United States District Court for the Eastern District of New York entered an order preliminarily approving settlements reached with all defendants (including Citigroup and CGM) in In Re American Home Mortgage Securities Litigation.
     On August 5, 2009, the underwriter defendants, including CGM, moved to dismiss the consolidated amended complaint in In Re American International Group, Inc. 2008 Securities Litigation.
Auction Rate Securities—Related Litigation and Other Matters
     On July 23, 2009, the Judicial Panel on Multidistrict Litigation issued an order transferring K-V Pharmaceutical Co. v. CGMI from the United States District Court for the Eastern District of Missouri to the United States District Court for the Southern District of New York for coordination with In Re Citigroup Auction Rate Securities Litigation. On August 24, 2009, CGM moved to dismiss the complaint.
     On September 11, 2009, the United States District Court for the Southern District of New York dismissed without prejudice the complaint in In Re Citigroup Auction Rate Securities Litigation. On October 15, 2009, lead plaintiff filed a second consolidated amended complaint asserting claims under Sections 10 and 20 of the Securities Exchange Act of 1934.
     On October 2, 2009, the Judicial Panel on Multidistrict Litigation transferred Ocwen Financial Corp., et al. v. CGMI to the United States District Court for the Southern District of New York for coordination with In Re Citigroup Auction Rate Securities Litigation.
Other Matters
     On September 14, 2009, defendants filed a motion to dismiss the amended complaint in ECA Acquisitions, Inc., et al. v. MAT Three LLC, et al..
Adelphia Communications Corporation
     Trial of the Adelphia Recovery Trust’s claims against Citigroup and numerous other defendants is scheduled to begin in April 2010.
IPO Securities Litigation
     In October 2009, the District Court entered an order granting final approval of the settlement.
Other Matters
     Investors in municipal bonds and other instruments affected by the collapse of the credit markets have sued Citigroup on a variety of theories. On August 10, 2009, certain such investors, a Norwegian securities firm and seven Norwegian municipalities, filed an action—Terra Securities Asa Konkursbo, et al. v. Citigroup Inc., et al.—in the United States District Court for the Southern District of New York against Citigroup, CGM and Citigroup Alternative Investments LLC, asserting claims under Sections 10 and 20 of the Securities Exchange Act of 1934 and state law arising out of the municipalities’ investment in certain notes. On October 7, 2009, defendants filed a motion to dismiss.

Item 1A.	Risk Factors
     The following disclosure supplements the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Forms 10-Q for the quarters ended March 31, 2009 and June 30, 2009.
     Speculative position and trading limits may reduce profitability. The Commodity Futures Trading Commission (“CFTC”) and U.S. exchanges have established speculative position limits on the maximum net long or net short position which any person may hold or control in particular futures and options on futures. The trading instructions of an advisor may have to be modified, and positions held by the Partnership and the Funds may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership and the Funds by increasing transaction costs to liquidate positions and foregoing potential profits.
     Regulatory changes could restrict the Partnership’s operations. Regulatory changes could adversely affect the Partnership and the Funds by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. The General Partner is not aware of any definitive regulatory developments that might adversely affect the Partnership and the Funds; however, since June 2008, several bills have been proposed in the U.S. Congress in response to record energy and agricultural prices and the financial crisis. Some of the pending legislation, if enacted, could impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership and the Funds) in futures and OTC markets. One of the proposals would authorize the CFTC and the Commission to regulate swap transactions. Other potentially adverse regulatory initiatives could develop suddenly and without notice.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Redeemable Units were issued to accredited investors in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. There were no additional sales of Redeemable Units during the three months ended September 30, 2009.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of Shares
			of Shares (or Units)	(or Units) that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Shares	Price Paid per	of Publicly Announced	Purchased Under the
Period	(or Units) Purchased*	Share (or Unit)**	Plans or Programs	Plans or Programs
July 1, 2009 – July 31, 2009	217.3382	$1,814.83	N/A	N/A
August 1, 2009 – August 31, 2009	794.9067	$1,806.41	N/A	N/A
September 1, 2009 – September 30, 2009	309.0219	$1,848.93	N/A	N/A
	1,321.2668	$1,817.74

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

** Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None.

Item 6.	Exhibits
Exhibit
3.1(a)	Certificate of Limited Partnership dated May 10, 1994 (filed herewith).

(b)	Certificate of Amendment of the Certificate of Limited Partnership dated July 31, 1995 (filed herewith).

(c)	Certificate of Amendment of the Certificate of Limited Partnership dated October 1, 1999 (filed herewith).

(d)	Certificate of Change of the Certificate of Limited Partnership effective January 31, 2000 (filed herewith).

(e)	Certificate of Amendment of the Certificate of Limited Partnership dated May 21, 2003 (filed herewith).

(f)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed herewith).

(g)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed herewith).

(h)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009).

3.2	Limited Partnership Agreement (attached as Exhibit A to the Registration Statement on Form S-1 filed on May 29, 1996 and incorporated herein by reference).

10.1	Customer Agreement between the Partnership and Smith Barney (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on May 29, 1996 and incorporated herein by reference).

10.2	Subscription Agreement (attached as Exhibit B to the Registration Statement on Form S-1 filed on May 29, 1996 and incorporated herein by reference).

10.3	Form of Escrow Agreement (filed herewith).

10.4(a)	Management Agreement among the Partnership, the General Partner and Willowbridge Associates Inc. (filed as Exhibit 10.7 to the Annual Report Form on 10-K for the fiscal year ended December 31, 1997 filed on March 30, 1998 and incorporated herein by reference).

(b)	Letter extending Management Agreement with Willowbridge Associates Inc. for 2008 (filed as Exhibit 10.33 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 31, 2009 and incorporated herein by reference).

10.5(a)	Management Agreement among the Partnership, the General Partner and Campbell & Co., Inc. (filed as Exhibit 10.9 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed on March 30, 1998 and incorporated herein by reference).

(b)	Letter extending Management Agreement with Campbell & Co., Inc. for 2008 (filed as Exhibit 10.33 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 31, 2009 and incorporated herein by reference).

10.6(a)	Management Agreement among the Partnership, the General Partner and Graham Capital Management L.P. (filed as Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on March 29, 2001 and incorporated herein by reference).

(b)	Letter extending Management Agreement with Graham Management L.P. for 2008 (filed as Exhibit 10.33 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 31, 2009 and incorporated herein by reference).

10.7(a)	Management Agreement among the Partnership, the General Partner and Capital Fund Management (filed as Exhibit 10.24 to the Annual Report Form on 10-K for the fiscal year ended December 31, 2001 filed on March 28, 2002 and incorporated herein by reference).

(b)	Letter extending Management Agreement with Capital Fund Management for 2008 (filed as Exhibit 10.33 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 31, 2009 and incorporated herein by reference).

10.8(a)	Management Agreement among the Partnership, the General Partner and Eckhardt Trading Company (filed as Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed on August 14, 2008 and incorporated herein by reference).

(b)	Letter extending Management Agreement with Eckhardt Trading Company for 2008 (filed as Exhibit 10.33 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 31, 2009 and incorporated herein by reference).

10.9	Management Agreement among the Partnership, the General Partner and SandRidge Capital, LP (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 2, 2009 incorporated herein by reference).

10.10	Joinder Agreement among the Partnership, Citigroup Managed Futures LLC, Citigroup Global Markets Inc. and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 filed August 14, 2009 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

32.1	Section 1350 Certification (Certification of President and Director).

32.2	Section 1350 Certification (Certification of Chief Financial Officer and Director).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diversified Multi-Advisor Futures Fund L.P. II

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	November 16, 2009

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	November 16, 2009