Form 10-Q
period 2010-03-31
DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P. II
filed 2010-05-17
CIK 923660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes    No X

As of April 30, 2010, 17,509.5110 Limited Partnership Redeemable Units were outstanding.

DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P. II

FORM 10-Q

INDEX

		Page
		Number

PART I – Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at March 31, 2010 and December 31, 2009 (unaudited)	3

	Condensed Schedules of Investments at March 31, 2010 and December 31, 2009 (unaudited)	4 – 5

	Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2010 and 2009 (unaudited)	6

	Notes to Financial Statements (unaudited)	7 – 15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 – 19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20 – 23

Item 4.	Controls and Procedures	24

PART II – Other Information		25 – 28

Exhibits
EX-31.1
EX-31.2
EX-32.1
EX-32.2
Ex. 31.1 Certification
Ex. 31.2 Certification
Ex. 32.1 Certification
Ex. 32.2 Certification

PART I

Item 1. Financial Statements

Diversified Multi-Advisor Futures Fund L.P. II
Statements of Financial Condition
(Unaudited)

	March 31,	December 31,
	2010	2009
Assets:
Investment in Partnerships, at fair value	$20,317,800	$22,541,943
Equity in trading account:
Cash	7,393,711	9,123,523
Cash margin	2,256,766	927,261
Net unrealized appreciation on open futures contracts	59,508	5,752

	30,027,785	32,598,479
Interest receivable	716	112

Total assets	$30,028,501	$32,598,591

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$150,143	$162,993
Management fees	49,637	53,927
Other	96,215	79,214
Redemptions payable	400,824	377,776

Total liabilities	696,819	673,910

Partners’ Capital:
General Partner, 196.3844 and 274.2452 Unit equivalents at March 31, 2010 and December 31, 2009, respectively	321,801	472,955
Limited Partners, 17,703.7569 and 18,237.4420 Redeemable Units of Limited Partnership Interest outstanding at March 31, 2010 and December 31, 2009, respectively	29,009,881	31,451,726

Total partners’ capital	29,331,682	31,924,681

Total liabilities and partners’ capital	$30,028,501	$32,598,591

Net Asset Value per Unit	$1,638.63	$1,724.57

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P. II
Condensed Schedule of Investments
March 31, 2010
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased

Currencies	121	$7,530	0.03%
Energy	18	37,730	0.13
Grains	5	(1,986)	(0.01)
Indices	287	6,189	0.02
Interest Rates Non-U.S.	209	29,793	0.10
Interest Rates U.S.	92	15,537	0.05
Livestock	2	(610)	(0.00)*
Metals	4	5,648	0.02
Softs	7	(3,140)	(0.01)

Total futures contracts purchased		96,691	0.33

Futures Contracts Sold

Currencies	75	(93,356)	(0.32)
Energy	7	10,540	0.03
Grains	32	41,641	0.14
Interest Rates Non-U.S.	1	154	0.00 *
Metals	2	(1,090)	(0.00)*
Softs	6	4,928	0.02

Total futures contracts sold		(37,183)	(0.13)

Investment in Partnerships

CMF Willowbridge Argo Master Fund L.P.		4,451,240	15.18
CMF Graham Capital Master Fund L.P.		7,260,592	24.75
CMF Eckhardt Master Fund L.P.		4,422,977	15.08
CMF Sandridge Master Fund L.P.		4,182,991	14.26

Total investment in Partnerships		20,317,800	69.27

Total fair value		$20,377,308	69.47%

*	Due to rounding

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P. II
Condensed Schedule of Investments
December 31, 2009
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	44	$35,744	0.11%
Energy	5	(254)	(0.00)*
Grains	8	1,987	0.01
Indices	97	(2,324)	(0.01)
Interest Rates Non-U.S.	61	(10,546)	(0.03)
Interest Rates U.S.	81	(13,466)	(0.04)
Metals	1	3,638	0.01
Softs	1	(55)	(0.00)*

Total futures contracts purchased		14,724	0.05

Futures Contracts Sold
Currencies	13	(9,650)	(0.03)
Grains	1	(350)	(0.00)*
Indices	1	1,028	0.00 *

Total futures contracts sold		(8,972)	(0.03)

Investment in Partnerships
CMF Willowbridge Argo Master Fund L.P.		5,353,814	16.77
CMF Graham Capital Master Fund L.P.		7,889,836	24.71
CMF Eckhardt Master Fund L.P.		4,935,342	15.46
CMF Sandridge Master Fund L.P.		4,362,951	13.67

Total Investment in Partnerships		22,541,943	70.61

Total fair value		$22,547,695	70.63%

*	Due to rounding

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P. II
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized gains (losses) on closed contracts	$175,407	$703,968
Net realized gains (losses) on investment in Partnerships	(951,523)	(1,070,040)
Change in net unrealized gains (losses) on open contracts	53,756	312,302
Change in net unrealized gains (losses) on investments in Partnerships	(172,315)	(170,057)

Gain (loss) from trading, net	(894,675)	(223,827)
Interest income	1,146	2,368
Interest income from investment in Partnerships	2,447	7,114

Total income (loss)	(891,082)	(214,345)

Expenses:
Brokerage fees including clearing fees	512,868	728,704
Management fees	149,229	216,356
Incentive fees	—	103,449
Other expenses	45,977	41,915

	708,074	1,090,424

Net income (loss)	(1,599,156)	(1,304,769)
Redemptions -— General Partner	(125,000)	—
Redemptions -— Limited Partners	(868,843)	(3,372,873)

Net (decrease) increase in Partners’ capital	(2,592,999)	(4,677,642)
Partners’ capital, beginning of period	31,924,681	44,393,328

Partners’ capital, end of period	$29,331,682	$39,715,686

Net Asset Value per Unit (17,900.1413 and 21,939.6319 Units outstanding at March 31, 2010 and 2009, respectively)	$1,638.63	$1,810.23

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(85.94)	$(56.77)

Weighted average units outstanding	18,337.5392	23,387.3233

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
March 31, 2010
(Unaudited)

1.	General:

Diversified Multi-Advisor Futures Fund L.P. II (the “Partnership”) is a limited partnership organized on May 10, 1994 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, metals, softs, livestock and U.S. and non-U.S. interest rates. The commodity interests that are traded by the Partnership and the Funds (as defined in Note 5 “Investment in Partnerships”) are volatile and involve a high degree of market risk. The Partnership was authorized to sell 100,000 redeemable units of Limited Partnership Interest (“Redeemable Units”) during its initial offering period. The Partnership no longer offers Redeemable Units for sale.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

As of March 31, 2010, all trading decisions are made for the Partnership by Capital Fund Management SA (“CFM”), Graham Capital Management L.P. (“Graham”), Willowbridge Associates Inc. (“Willowbridge”), Eckhardt Trading Company (“Eckhardt”) and SandRidge Capital L.P. (“SandRidge”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to CFM directly, whereas the Partnership invests the portion of its assets allocated to each of the other Advisors indirectly through investments in master funds.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2010 and December 31, 2009, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2010 and 2009. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2009.

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

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for GAAP for use in financial statements except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
March 31, 2010
(Unaudited)

2.	Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,
	2010	2009

Net realized and unrealized gains (losses) *	$(75.49)	$(41.70)
Interest income	0.19	0.42
Expenses **	(10.64)	(15.49)

Increase (decrease) for the period	(85.94)	(56.77)
Net Asset Value per Redeemable Unit, beginning of period	1,724.57	1,867.00

Net Asset Value per Redeemable Unit, end of period	$1,638.63	$1,810.23

*	Includes brokerage fees.

**	Excludes brokerage fees.

	Three Months Ended
	March 31,
	2010	2009

Ratio to average net assets: ***
Net investment income (loss) before incentive fees ****	(9.5)%	(9.3)%

Operating expenses	9.6%	9.4%
Incentive fees	—%	0.2%

Total expenses	9.6%	9.6%

Total return:
Total return before incentive fees	(5.0)%	(2.8)%
Incentive fees	—%	(0.2)%

Total return after incentive fees	(5.0)%	(3.0)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

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

The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures contracts on the Statements of Financial Condition as the criteria under ASC 210, Balance Sheet, has been met.

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
March 31, 2010
(Unaudited)
All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The average number of futures contracts traded directly by the Partnership for the three months ended March 31, 2010 and 2009 based on a monthly calculation, were 676 and 576, respectively.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions.

The Partnership adopted ASC 815, Derivatives and Hedging as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815, only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Partners’ Capital. The following tables indicate the fair values of derivative instruments of futures contracts traded directly by the Partnership as separate assets and liabilities as of March 31, 2010 and December 31, 2009.

March 31, 2010
Assets
Futures Contracts
Currencies	$25,963
Energy	49,070
Grains	42,222
Indices	65,938
Interest Rates U.S.	18,037
Interest Rates Non-U.S.	31,158
Metals	5,648
Softs	6,493

Total unrealized appreciation on open futures contracts	$244,529

Liabilities
Futures Contracts
Currencies	$(111,789)
Energy	(800)
Grains	(2,567)
Indices	(59,749)
Interest Rates U.S.	(2,500)
Interest Rates Non-U.S.	(1,211)
Livestock	(610)
Metals	(1,090)
Softs	(4,705)

Total unrealized depreciation on open futures contracts	$(185,021)

Net unrealized appreciation on open futures contracts	$59,508 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

December 31, 2009

Assets
Futures Contracts
Currencies	$45,491
Energy	1,040
Grains	2,037
Indices	29,186
Interest Rates U.S.	450
Interest Rates Non-U.S.	2,416
Metals	3,638

Total unrealized appreciation on open futures contracts	$84,258

Liabilities
Futures Contracts
Currencies	$(19,397)
Energy	(1,294)
Grains	(400)
Indices	(30,482)
Interest Rates U.S.	(13,916)
Interest Rates Non-U.S.	(12,962)
Softs	(55)

Total unrealized depreciation on open futures contracts	$(78,506)

Net unrealized appreciation on open futures contracts	$5,752 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
March 31, 2010
(Unaudited)
The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2010 and 2009.

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Sector	Gain (loss) from trading	Gain (loss) from trading
Currencies	$(150,702)	$441,447
Energy	38,004	(66,839)
Grains	(29,731)	(12,925)
Indices	(52,095)	728,114
Interest Rates U.S.	245,284	(310,764)
Interest Rates Non-U.S.	225,149	309,762
Livestock	(4,630)	60
Softs	(13,656)	(35,547)
Metals	(28,460)	(37,038)

Total	$229,163	$1,016,270

4.	Fair Value Measurements:

Partnership’s and the Funds’Investments.  All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.

Partnership’s and the Funds’ Fair Value Measurements.  The Partnership and the Funds (as defined in note 5 “Investment in Partnerships”) adopted ASC 820, as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
In 2009, the Partnership and the Funds adopted amendments to ASC 820, which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Partnership’s Financial Statements.

The Partnership and the Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the periods ended March 31, 2010 and December 31, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
March 31, 2010
(Unaudited)

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	3/31/2010	(Level 1)	(Level 2)	(Level 3)
Assets
Investment in Partnerships	$20,317,800	$—	$20,317,800	$—
Futures	59,508	59,508	—	—

Total assets	20,377,308	59,508	20,317,800	—

Total fair value	$20,377,308	$59,508	$20,317,800	$—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Partnerships	$22,541,943	$—	$22,541,943	$—
Futures	5,752	5,752	—	—

Total assets	22,547,695	5,752	22,541,943	—

Total fair value	$22,547,695	$5,752	$22,541,943	$—

5.	Investment in Partnerships:

The assets allocated to CFM for trading are invested directly pursuant to CFM’s Discus (1.5x Leverage) Program, a proprietary, systematic trading system.

On January 1, 2005, the assets allocated to Campbell for trading were invested in CMF Campbell Master Fund L.P. (“Campbell Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 18,800.3931 units of Campbell Master with cash of $18,587,905 and a contribution of open commodity futures and forward positions with a fair value of $212,488. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using Campbell’s Financial, Metal and Energy Large Portfolio, (“FME”) a proprietary, systematic trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Campbell Master on May 31, 2009 for cash equal to $4,740,726.

On July 1, 2005, the assets allocated to Willowbridge for trading were invested in CMF Willowbridge Argo Master Fund L.P. (“Willowbridge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 10,980.9796 units of Willowbridge Master with cash of $9,895,326 and a contribution of open commodity futures and forward positions with a fair value of $1,085,654. Willowbridge Master was formed in order to permit commodity pools managed now or in the future using Willowbridge’s Argo Trading System, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership, are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process.

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

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended March 31, 2010.

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

Management and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “clearing fees”) are borne by the Partnership directly and through its investment in the Funds. All other fees including CGM‘s direct brokerage fees are charged at the Partnership level.

As of March 31, 2010, the Partnership owned approximately 1.9%, 4.2%, 28.9%, and 0.6%, of Willowbridge Master, Graham Master, Eckhardt Master and SandRidge Master, respectively. As of December 31, 2009, the Partnership owned approximately 2.3%, 4.6%, 28.5% and 0.6%, of Willowbridge Master, Graham Master, Eckhardt Master and SandRidge Master, respectively. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
March 31, 2010
(Unaudited)

Summarized information reflecting the total assets, liabilities and capital of the Funds are shown in the following tables.

	March 31, 2010
	Total Assets	Total Liabilities	Total Capital

Willowbridge Master	$237,884,635	$27,915	$237,856,720
Graham Master	173,539,499	8,576	173,530,923
Eckhardt Master	15,364,249	46,542	15,317,707
SandRidge Master	812,657,930	92,357,617	720,300,313

Total	$1,239,446,313	$92,440,650	$1,147,005,663

	December 31, 2009
	Total Assets	Total Liabilities	Total Capital

Willowbridge Master	$231,147,799	$42,482	$231,105,317
Graham Master	171,238,199	25,939	171,212,260
Eckhardt Master	17,383,619	63,160	17,320,459
SandRidge Master	715,621,327	30,711,834	684,909,493

Total	$1,135,390,944	$30,843,415	$1,104,547,529

Summarized information reflecting the net gain (loss) from trading, total income (loss) and net income (loss) for the Funds are shown in the following tables.

	For the three months ended March 31, 2010
	Gain (Loss) from	Total Income	Net Income
	Trading, net	(Loss)	(Loss)

Willowbridge Master	$(20,526,632)	$(20,493,570)	$(20,594,231)
Graham Master	(3,943,186)	(3,922,768)	(4,042,502)
Eckhardt Master	(1,419,363)	(1,417,504)	(1,456,148)
SandRidge Master	(15,233,208)	(15,144,757)	(15,494,452)

Total	$(41,122,389)	$(40,978,599)	$(41,587,333)

	For the three months ended March 31, 2009
	Gain (Loss) from	Total Income	Net Income
	Trading, net	(Loss)	(Loss)
Willowbridge Master	$(35,779,806)	$(35,715,563)	$(35,781,885)
Campbell Master	390,079	414,875	388,048
Graham Master	(1,378,459)	(1,333,695)	(1,465,945)
Eckhardt Master	(95,326)	(90,954)	(111,800)

Total	$(36,863,512)	$(36,725,337)	$(36,971,582)

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
March 31, 2010
(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds are shown in the following tables.

	March 31, 2010		For the three months ended March 31, 2010
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Fund	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted

Willowbridge Master	15.18%	$4,451,240	$(418,551)	$1,615	$384	$(420,550)	Commodity Portfolio	Monthly
Graham Master	24.75%	7,260,592	(213,006)	4,411	713	(218,130)	Commodity Portfolio	Monthly
Eckhardt Master	15.08%	4,422,977	(403,242)	6,042	5,026	(414,310)	Commodity Portfolio	Monthly
SandRidge Master	14.26%	4,182,991	(86,592)	1,631	440	(88,663)	Energy Program	Monthly

Total		$20,317,800	$(1,121,391)	$13,699	$6,563	$(1,141,653)

	December 31, 2009		For the three months ended March 31, 2009
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted

Willowbridge Master	16.77%	$5,353,814	$(1,130,713)	$1,827	$276	$(1,132,816)	Commodity Portfolio	Monthly
Campbell Master	—	—	20,355	1,026	731	18,598	Financial, Metal & Energy Large Portfolio	Monthly
Graham Master	24.71%	7,889,836	(94,715)	6,380	410	(101,505)	Commodity Portfolio	Monthly
Eckhardt Master	15.46%	4,935,342	(27,910)	792	5,600	(34,302)	Commodity Portfolio	Monthly
SandRidge Master	13.67%	4,362,951	—	—	—	—	Energy Program

Total		$22,541,943	$(1,232,983)	$10,025	$7,017	$(1,250,025)

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
March 31, 2010
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

As both a buyer and seller of options, the Funds pay or receive a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Funds to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Funds do not consider these contracts to be guarantees as described in ASC 460, Guarantees.

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

7.	Critical Accounting Policies:
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
Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230.
Partnership’s and the Funds’ Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.
Partnership’s and the Funds’ Fair Value Measurements. The Partnership and the Funds adopted ASC 820 as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Funds did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the periods ended March 31, 2010 and December 31, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
Futures Contracts. The Partnership and the Funds trade futures contracts and exchange cleared swaps. Exchange cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
March 31, 2010
(Unaudited)

record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
     Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Partnership and the Funds agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Fund’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
     The Funds do not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses and Changes in Partners’ Capital.
     London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
     Options. The Funds may purchase and write (sell) both exchange listed and over the counter options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
     Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.
     In 2007, the Partnership adopted ASC 740, Income Taxes, ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements.
     The following is the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States — 2006.
     Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events. The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.
     Recent Accounting Pronouncements. In January 2010, the FASB issued guidance, which, among other things, amends ASC 820, Fair Value Measurements and Disclosures to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Partnership’s financial statements.
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
Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See Note 2 “Financial Highlights”.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
The Partnership does not engage in the sale of goods or services. The Partnership’s assets are its (i) investment in Partnerships, (ii) equity in its trading account, consisting of cash and cash equivalents, and net unrealized appreciation on open futures contracts, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2010.
The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.
For the three months ended March 31, 2010, Partnership capital decreased 8.1% from $31,924,681 to $29,331,682. This decrease was attributable to the net loss from operations of $1,599,156, coupled with the redemptions of 533.6851 Redeemable Units of Limited Partnership Interest resulting in an outflow of $868,843 and 77.8608 of General Partner Unit equivalents, which resulted in an outflow of $125,000. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent periods.
Critical Accounting Policies
Partnership’s and the Funds’ Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.
Partnership’s and the Funds’ Fair Value Measurements. The Partnership and the Funds adopted ASC 820 as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Funds did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the periods ended March 31, 2010 and December 31, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
Futures Contracts. The Partnership and the Funds trade futures contracts and exchange cleared swaps. Exchange cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
     Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Partnership and the Funds agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Fund’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
     The Funds do not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses and Changes in Partners’ Capital.
     London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
     Options. The Funds may purchase and write (sell) both exchange listed and over the counter options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations
     During the Partnership’s first quarter of 2010, the net asset value per Redeemable Unit decreased 5.0% from $1,724.57 to $1,638.63 as compared to a decrease of 3.0% in the first quarter of 2009. The Partnership experienced a net trading loss before brokerage fees and related fees in the first quarter of 2010 of $894,675. Losses were primarily attributable to the Partnership’s and the Funds’ trading of commodity futures in currencies, energy, grains, U.S. interest rates, indices, metals and softs and were partially offset by gains in livestock and non-U.S interest rates. The Partnership experienced a net trading loss before brokerage fees and related fees in the first quarter of 2009 of $223,827. Losses were primarily attributable to the Partnership’s and the Funds’ trading of commodity futures in currencies, energy, grains, U.S. interest rates, metals and softs and were partially offset by gains in livestock, non-U.S. interest rates and indices.

Risk assets moved higher during the first quarter of 2010 as economic data suggested a recovering global economy and an agreement for limited Euro-zone and IMF support for Greece provided a blueprint for other indebted peripheral members of the Euro-zone. The fallout from the Greek sovereign debt crisis rippled throughout the global financial markets resulting in several major price shifts in the fixed income and currency markets. Losses were accumulated for the quarter as volatile market conditions in energy, equity indices, metals, agriculture commodities and currencies proved difficult for trading and offset profits in European fixed income from falling yields.

In the energy sector, tensions in the Middle East pushed energy prices higher at the beginning of the year, but the rally was short-lived and fundamental factors led prices lower. U.S. crude oil inventories rose to their highest levels since August 2007 while moves by OPEC to curb supplies had minimal impact. However, oil prices later rebounded, supported by expectation of a cold winter, particularly in the mid-Atlanta region, which was paralyzed by snow in February, and on economic growth prospects. The majority of the losses in equity were recorded in January. Indices fell as China moved to temper economic growth by limiting bank lending and on fears of a possible Greek default. Downward pressure also emerged as the Obama administration unveiled proposals to limit risk trading at certain financial institutions and to impose fees aimed at recovering losses in the Troubled Asset Relief Program. Small losses were also taken in metals as copper prices failed to make headway as news of stronger than forecast industrial orders in Europe was offset by expectations of diminished future demand from China. In grains, losses were seen as gains in wheat and corn were offset by losses in the soybean complex. In agricultural softs, a sharp reversal from multi-year highs in the sugar market contributed to losses.

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

Interest income on 80% of the Partnership’s daily average maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership’s assets in cash and/or place up to all of the Partnership’s (or a Fund’s) assets in 90-day Treasury bills and pay the Partnership 80% of the interest (or the Partnership’s allocable share thereof) earned on the U.S. Treasury bills purchased. Twenty percent of the interest earned on U.S. Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income for the three months ended March 31, 2010 decreased by $5,889, as compared to the corresponding period in 2009. This decrease was due to lower daily equity average maintained in cash and lower U.S. Treasury bill rates during the three months ended March 31, 2010 as compared to the corresponding period in 2009. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which neither the Partnership nor CGM has control.

     Brokerage fees are calculated as a percentage of the Partnership’s net asset value as of the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three months ended March 31, 2010 decreased by $215,836, as compared to the corresponding periods in 2009. The decrease in brokerage fees is due to lower average net assets during the three months ended March 31, 2010 as compared to the corresponding period in 2009.
     Management fees are calculated on the portion of the Partnership’s net asset value allocated to each Advisor at the end of the month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2010 decreased by $67,127 as compared to the corresponding period in 2009. The decrease in management fees is due to lower average net assets during the three months ended March 31, 2010 as compared to the corresponding period in 2009.
     Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreement among the Partnership, the General Partner and each Advisor. There were no incentive fees for the three months ended March 31, 2010. Trading performance for the three months ended March 31, 2009 resulted in incentive fees of $103,449. An Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
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

The Partnership and the Funds are speculative commodity pools. The market sensitive instruments held by the Partnership and the Funds are acquired for speculative trading purposes, and all or substantially all of the Partnership’s and the Funds’ assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s and the Funds’ main line of business.

The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.

Market movements result in frequent changes in the fair value of the Partnership’s and the Funds’ open positions and, consequently, in their earnings and cash flow. The Partnership’s and the Funds’ market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s and the Funds’ open positions and the liquidity of the markets in which they trade.

The Partnership and the Funds rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s and the Funds’ past performance is not necessarily indicative of their future results.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. With the exception of CFM, the Partnership’s advisors currently trade the Partnership’s assets indirectly in master fund managed accounts over which they have been granted limited authority to make trading decisions. CFM directly trades a managed account in the Partnership’s name. The first trading Value at Risk table reflects the market sensitive instruments held by the Partnership directly and through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed account in the Partnership’s name traded by CFM) and indirectly by each Fund separately.

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2010. As of March 31, 2010, the Partnership’s total capitalization was $29,331,682.

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$545,105	1.86%
Energy	530,644	1.81%
Grains	130,946	0.45%
Interest Rates U.S.	1,400,958	4.78%
Interest Rates Non-U.S.	373,459	1.27%
Livestock	309,532	1.05%
Metals	140,013	0.48%
Softs	92,095	0.31%
Indices	667,086	2.27%

Total	$4,189,838	14.28%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of March 31, 2010, and the highest and lowest value at any point and the average value during the three months ended March 31, 2010. All open position trading risk exposures of the Partnership/Funds have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

As of March 31, 2010, the Partnership’s total capitalization was $29,331,682. The Partnership’s Value at Risk for the portion of its assets that are traded directly (including through CFM’s Discus 1.5x Leverage) Program was as follows:
March 31, 2010
         (Unaudited)

			Three months ended March 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$144,070	0.49%	$500,141	$73,565	222,112
Energy	74,950	0.26%	107,657	8,250	56,200
Grains	35,102	0.12%	42,800	12,983	27,750
Indices	1,234,587	4.21%	1,234,587	127,992	683,856
Interest Rates U.S.	90,650	0.31%	261,100	8,150	162,133
Interest Rates Non -U.S.	302,347	1.03%	482,956	30,528	254,092
Livestock	1,850	0.01%	6,350	800	1,767
Metals	16,165	0.05%	52,986	8,004	26,388
Softs	23,443	0.08%	26,010	8,100	13,514

Total	$1,923,164	6.56%

*	Average of month-end Values at Risk.

As of March 31, 2010, SandRidge Master’s total capitalization was $720,300,313. The Partnership owned approximately 0.6% of SandRidge Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the SandRidge Master as of March 31, 2010 was as follows:
March 31, 2010
         (Unaudited)

			Three months ended March 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$48,891,388	6.79%	$48,891,388	$19,153,412	$33,329,382

Total	$48,891,388	6.79%

*	Average of month-end Values at Risk.

As of March 31, 2010, Willowbridge Master’s total capitalization was $237,856,720. The Partnership owned approximately 1.9% of Willowbridge Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the Willowbridge Master as of March 31, 2010 was as follows:

March 31, 2010
(Unaudited)

			Three months ended March 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$5,168,528	2.17%	$6,227,731	$2,291,926	$4,786,821
Energy	2,192,400	0.92%	6,325,000	460,750	2,380,383
Grains	893,200	0.38%	3,437,500	413,000	1,279,900
Interest Rates U.S.	565,152	0.24%	2,037,750	243,600	709,517
Interest Rates Non-U.S.	4,024,446	1.69%	4,385,440	2,279,842	3,557,413
Livestock	162,400	0.06%	171,200	149,600	155,467
Metals	1,421,000	0.60%	4,488,748	710,500	2,176,916
Softs	2,415,700	1.02%	2,832,500	953,700	2,106,300

Total	$16,842,826	7.08%

* Average of month-end Values at Risk.

As of March 31, 2010, Graham Master’s total capitalization was $173,530,923. The Partnership owned approximately 4.2% of Graham Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the Graham Master as of March 31, 2010 was as follows:

March 31, 2010 (Unaudited)

			Three months ended March 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$5,908,731	3.40%	$6,008,186	$1,372,618	$3,215,427
Energy	1,646,017	0.95%	1,646,017	236,269	977,806
Grains	842,890	0.49%	964,687	449,250	716,901
Interest Rates U.S.	548,097	0.32%	1,192,375	68,806	657,819
Interest Rates Non-U.S.	3,802,830	2.19%	4,305,447	757,824	2,799,663
Livestock	97,600	0.06%	106,400	60,000	89,067
Metals	1,201,963	0.69%	1,504,876	494,357	912,735
Softs	436,174	0.25%	1,144,148	436,174	700,338
Indices	11,617,981	6.69%	11,617,981	1,646,140	5,650,039

Total	$26,102,283	15.04%

*	Average of month-end Values at Risk.

As of March 31, 2010, Eckhardt Master’s total capitalization was $15,317,707. The Partnership owned approximately 28.9% of Eckhardt Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the Eckhardt Master as of March 31, 2010 was as follows:

March 31, 2010
(Unaudited)

			Three months ended March 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$189,158	1.23%	$404,397	$111,551	$176,928
Energy	178,400	1.16%	455,100	50,400	201,467
Grains	150,423	0.98%	219,906	82,312	152,353
Interest Rates U.S.	458,867	3.00%	688,710	14,627	329,672
Interest Rates Non -U.S.	161,336	1.05%	618,157	94,112	184,062
Metals	209,972	1.37%	358,327	82,375	210,908
Softs	40,527	0.27%	146,472	40,430	70,728
Indices	538,710	3.52%	655,958	37,845	330,225

Total	$1,927,393	12.58%

*	Average of month-end Values at Risk.

Item 4.	Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.        Legal Proceedings
          The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There are no material legal proceedings pending against the Partnership and the General Partner.
Credit Crisis Related Matters
          Citigroup and its affiliates, including CGM, continue to defend lawsuits and arbitrations asserting claims for damages and related relief for losses arising from the global financial credit and subprime-mortgage crisis that began in 2007. Certain of these actions have been resolved, through either settlements or court proceedings.
          In addition, Citigroup and its affiliates, including CGM, continue to cooperate fully in response to subpoenas and requests for information from the Securities and Exchange Commission and other government agencies in connection with various formal and informal inquiries concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including CGM, are involved in discussions with certain of their regulators to resolve certain of these matters.

Item 1A.	Risk Factors
     There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of Shares
			of Shares (or Units)	(or Units) that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Shares	Price Paid per	of Publicly Announced	Purchased Under the
Period	(or Units) Purchased*	Share (or Unit)**	Plans or Programs	Plans or Programs
January 1, 2010 – January 31, 2010	155.5075	$1,630.69	N/A	N/A
February 1, 2010 – February 28, 2010	133.5681	$1,605.43	N/A	N/A
March 1, 2010 – March 31, 2010	244.6095	$1,638.63	N/A	N/A
	533.6851	$1,628.01

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

** Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	[Removed and Reserved]

Item 5.	Other Information – None.

Item 6.	Exhibits
Exhibit
3.1(a)	Certificate of Limited Partnership dated May 10, 1994 (filed as Exhibit 3.1(a) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership dated July 31, 1995 (filed as Exhibit 3.1(b) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership dated October 1, 1999 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Change of the Certificate of Limited Partnership effective January 31, 2000 (filed as Exhibit 3.1(d) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership dated May 21, 2003 (filed as Exhibit 3.1(e) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(f) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(g) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(h)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(i)	Certificate of Amendment of the Certificate of Limited Partnership dated April 12, 2010 (filed as Exhibit 3.1(i) to the Form 8-K/A filed on April 14, 2010 and incorporated herein by reference).

3.2	Limited Partnership Agreement (attached as Exhibit A to the Registration Statement on Form S-1 filed on May 29, 1996 and incorporated herein by reference).

10.1	Customer Agreement between the Partnership and Smith Barney (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on May 29, 1996 and incorporated herein by reference).

10.2	Form of Subscription Agreement (attached as Exhibit B to the Registration Statement on Form S-1 filed on May 29, 1996 and incorporated herein by reference).

10.3	Form of Escrow Agreement (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

10.4(a)	Management Agreement among the Partnership, the General Partner and Willowbridge (filed as Exhibit 10.7 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed on March 30, 1998 and incorporated herein by reference).

(b)	Letter extending Management Agreement with Willowbridge for 2009 (filed as Exhibit 10.4(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 31, 2010 and incorporated herein by reference).

10.6(a)	Management Agreement among the Partnership, the General Partner and Graham (filed as Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on March 29, 2001 and incorporated herein by reference).

(b)	Letter extending Management Agreement with Graham for 2009 (filed as Exhibit 10.6(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 31, 2010 and incorporated herein by reference).

10.7(a)	Management Agreement among the Partnership, the General Partner and CFM (filed as Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed on March 28, 2002 and incorporated herein by reference).

10.8(a)	Management Agreement among the Partnership, the General Partner and Eckhardt (filed as Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed on August 14, 2008 and incorporated herein by reference).

(b)	Letter extending Management Agreement with Eckhardt for 2009 (filed as Exhibit 10.8(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 31, 2010 and incorporated herein by reference).

10.9(a)	Management Agreement among the Partnership, the General Partner and SandRidge (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 2, 2009 and incorporated herein by reference).

(b)	Letter extending Management Agreement with SandRidge for 2009 (filed as Exhibit 10.9(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 31, 2010 and incorporated herein by reference).

10.10	Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 filed August 14, 2009 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

32.1	Section 1350 Certification (Certification of President and Director).

32.2	Section 1350 Certification (Certification of Chief Financial Officer and Director).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diversified Multi-Advisor Futures Fund L.P. II

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	May 17, 2010

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	May 17, 2010