Form 10-Q
period 2010-06-30
DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P. II
filed 2010-08-16
CIK 923660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

c/o Ceres Managed Futures LLC
522 Fifth Avenue – 14th Floor
New York, New York 10036
(Address of principal executive offices) (Zip Code)

(212) 296-1999
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

Yes    No X

As of July 31, 2010, 18,237.4420 Limited Partnership Redeemable Units were outstanding.

DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P. II

FORM 10-Q

INDEX

		Page
		Number

PART I – Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at June 30, 2010 and December 31, 2009 (unaudited)	3

	Condensed Schedules of Investments at June 30, 2010 and December 31, 2009 (unaudited)	4 – 5

	Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2010 and 2009 (unaudited)	6

	Notes to Financial Statements (unaudited)	7 – 15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 – 19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20 – 23

Item 4.	Controls and Procedures	24

PART II – Other Information		25 – 28

Exhibits
Ex. 31.1 Certification
Ex. 31.2 Certification
Ex. 32.1 Certification
Ex. 32.2 Certification

PART I

Item 1. Financial Statements

Diversified Multi-Advisor Futures Fund L.P. II
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2010	2009
Assets:
Investment in Partnerships, at fair value	$19,466,794	$22,541,943
Equity in trading account:
Cash	7,243,497	9,123,523
Cash margin	1,496,042	927,261
Net unrealized appreciation on open futures contracts	137,657	5,752

	28,343,990	32,598,479
Interest receivable	477	112

Total assets	$28,344,467	$32,598,591

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$141,722	$162,993
Management fees	46,883	53,927
Other	73,155	79,214
Redemptions payable	341,630	377,776

Total liabilities	603,390	673,910

Partners’ Capital:
General Partner, 196.3844 and 274.2452 unit equivalents at June 30, 2010 and December 31, 2009, respectively	315,034	472,955
Limited Partners, 17,096.7347 and 18,237.4420 Redeemable Units outstanding at June 30, 2010 and December 31, 2009, respectively	27,426,043	31,451,726

Total partners’ capital	27,741,077	31,924,681

Total liabilities and partners’ capital	$28,344,467	$32,598,591

Net asset value per unit	$1,604.17	$1,724.57

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P. II
Condensed Schedule of Investments
June 30, 2010
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased

Currencies	53	$(9,312)	(0.03)%
Grains	3	595	0.00 *
Indices	73	(138,184)	(0.50)
Interest Rates Non-U.S.	372	13,227	0.05
Interest Rates U.S.	108	11,602	0.04
Livestock	1	570	0.00 *
Metals	2	630	0.00 *
Softs	8	6,632	0.03

Total futures contracts purchased		(114,240)	(0.41)

Futures Contracts Sold

Currencies	159	220,676	0.80
Energy	19	14,723	0.05
Grains	23	8,766	0.03
Indices	22	9,025	0.03
Interest Rates Non-U.S.	9	(1,856)	(0.01)
Metals	1	1,213	0.01
Softs	1	(650)	(0.00)*

Total futures contracts sold		251,897	0.91

Investment in Partnerships

CMF Willowbridge Argo Master Fund L.P.		4,104,015	14.79
CMF Graham Capital Master Fund L.P.		6,738,218	24.29
CMF Eckhardt Master Fund L.P.		4,909,795	17.70
CMF Sandridge Master Fund L.P.		3,714,766	13.39

Total investment in Partnerships		19,466,794	70.17

Total fair value		$19,604,451	70.67%

*	Due to rounding

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

Diversified Multi-Advisor Futures Fund L.P. II
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized gains (losses) on closed contracts	$46,131	$34,632	$221,538	$738,600
Net realized gains (losses) on investment in Partnerships	(33,815)	1,138,417	(985,338)	68,377
Change in net unrealized gains (losses) on open contracts	78,149	(206,747)	131,905	105,555
Change in net unrealized gains (losses) on investments in Partnerships	49,797	(688,013)	(122,518)	(858,070)

Gain (loss) from trading, net	140,262	278,289	(754,413)	54,462
Interest income	2,351	2,102	3,497	4,470
Interest income from investment in Partnerships	4,870	5,567	7,317	12,681

Total income (loss)	147,483	285,958	(743,599)	71,613

Expenses:
Brokerage fees including clearing fees	517,000	652,999	1,029,868	1,381,703
Management fees	145,409	188,642	294,638	404,998
Incentive fees	—	11,339	—	114,788
Other expenses	80,876	37,941	126,853	79,856

	743,285	890,921	1,451,359	1,981,345

Net income (loss)	(595,802)	(604,963)	(2,194,958)	(1,909,732)
Redemptions -— General Partner	—	(809,941)	(125,000)	(809,941)
Redemptions -— Limited Partners	(994,803)	(1,905,404)	(1,863,646)	(5,278,277)

Net (decrease) increase in Partners’ capital	(1,590,605)	(3,320,308)	(4,183,604)	(7,997,950)
Partners’ capital, beginning of period	29,331,682	39,715,686	31,924,681	44,393,328

Partners’ capital, end of period	$27,741,077	$36,395,378	$27,741,077	$36,395,378

Net asset value per unit (17,293.1191 and 20,381.5098 units outstanding at June 30, 2010 and 2009, respectively)	$1,604.17	$1,785.71	$1,604.17	$1,785.71

Net income (loss) per Redeemable Unit and General Partner unit equivalent	$(34.46)	$(24.52)	$(120.40)	$(81.29)

Weighted average units outstanding	17,704.0399	21,174.5239	18,020.7896	22,280.9236

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
June 30, 2010
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

As of June 30, 2010, all trading decisions are made for the Partnership by Capital Fund Management SA (“CFM”), Graham Capital Management L.P. (“Graham”), Willowbridge Associates Inc. (“Willowbridge”), Eckhardt Trading Company (“Eckhardt”) and SandRidge Capital L.P. (“SandRidge”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to CFM directly, whereas the Partnership invests the portion of its assets allocated to each of the other Advisors indirectly through investments in master funds.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2010 and December 31, 2009, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2010 and 2009. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2009.

The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were issued. Actual results could differ from these estimates.

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

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
June 30, 2010
(Unaudited)

2.	Financial Highlights:

Changes in net asset value per Redeemable Unit for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net realized and unrealized gains (losses)*	$(22.08)	$(13.63)	$(97.57)	$(55.33)
Interest income	0.40	0.35	0.59	0.77
Expenses **	(12.78)	(11.24)	(23.42)	(26.73)

Increase (decrease) for the period	(34.46)	(24.52)	(120.40)	(81.29)
Net asset value per Redeemable Unit, beginning of period	1,638.63	1,810.23	1,724.57	1,867.00

Net asset value per Redeemable Unit, end of period	$1,604.17	$1,785.71	$1,604.17	$1,785.71

*	Includes brokerage fees.

**	Excludes brokerage fees.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009		2010	2009
Ratio to average net assets:***
Net investment income (loss) before incentive fees****	(10.2)%	(9.4)%		(9.9)%	(9.4)%

Operating expenses	10.3%	9.5%		9.9%	9.5%
Incentive fees	—%	—	%*****	—%	0.3%

Total expenses	10.3%	9.5%		9.9%	9.8%

Total return:
Total return before incentive fees	(2.1)%	(1.3)%		(7.0)%	(4.1)%
Incentive fees	—%	(0.1)%		—%	(0.3)%

Total return after incentive fees	(2.1)%	(1.4)%		(7.0)%	(4.4)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

*****	Due to rounding.

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

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
June 30, 2010
(Unaudited)
All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The average number of futures contracts traded directly by the Partnership for the three months ended June 30, 2010 and 2009 based on a monthly calculation, were 832 and 541, respectively. The average number of futures contracts traded directly by the Partnership for the six months ended June 30, 2010 and 2009 based on a monthly calculation, were 754 and 559, respectively.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions.

The Partnership adopted ASC 815, Derivatives and Hedging, as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815, only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Partners’ Capital. The following tables indicate the fair values of derivative instruments of futures contracts traded directly by the Partnership as separate assets and liabilities as of June 30, 2010 and December 31, 2009.

June 30, 2010

Assets
Futures Contracts
Currencies	$275,958
Energy	15,643
Grains	11,883
Indices	9,165
Interest Rates U.S.	13,841
Interest Rates Non-U.S.	49,484
Livestock	570
Metals	2,703
Softs	9,541

Total unrealized appreciation on open futures contracts	$388,788

Liabilities
Futures Contracts
Currencies	$(64,594)
Energy	(920)
Grains	(2,523)
Indices	(138,324)
Interest Rates U.S.	(2,239)
Interest Rates Non-U.S.	(38,112)
Metals	(860)
Softs	(3,559)

Total unrealized depreciation on open futures contracts	$(251,131)

Net unrealized appreciation on open futures contracts	$137,657 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

December 31, 2009

Assets
Futures Contracts
Currencies	$45,491
Energy	1,040
Grains	2,037
Indices	29,186
Interest Rates U.S.	450
Interest Rates Non-U.S.	2,416
Metals	3,638

Total unrealized appreciation on open futures contracts	$84,258

Liabilities
Futures Contracts
Currencies	$(19,397)
Energy	(1,294)
Grains	(400)
Indices	(30,482)
Interest Rates U.S.	(13,916)
Interest Rates Non-U.S.	(12,962)
Softs	(55)

Total unrealized depreciation on open futures contracts	$(78,506)

Net unrealized appreciation on open futures contracts	$5,752 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
June 30, 2010
(Unaudited)
The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	Gain (loss) from	Gain (loss) from	Gain (loss) from	Gain (loss) from
Sector	trading	trading	trading	trading
Currencies	$348,658	$(146,844)	$197,956	$ 294,603
Energy	(401,180)	(549,958)	(363,176)	(616,797)
Grains	(27,651)	53,949	(57,382)	41,024
Indices	(139,636)	475,391	(191,731)	1,203,505
Interest Rates U.S.	32,696	424,238	277,980	113,474
Interest Rates Non-U.S.	408,520	(392,568)	633,669	(82,806)
Livestock	(17,695)	2,520	(22,325)	2,580
Softs	(4,300)	(11,453)	(17,956)	(47,000)
Metals	(75,132)	(27,390)	(103,592)	(64,428)

Total	$124,280	$(172,115)	$353,443	$ 844,155

4.	Fair Value Measurements:

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

Partnership’s and the Funds’ Fair Value Measurements.  The Partnership and the Funds adopted ASC 820, as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
In 2009, the Partnership and the Funds adopted amendments to ASC 820, which reaffirm that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Partnership’s Financial Statements.

The Partnership and the Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the periods ended June 30, 2010 and December 31, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
June 30, 2010
(Unaudited)

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	6/30/2010	(Level 1)	(Level 2)	(Level 3)
Assets
Investment in Partnerships	$19,466,794	$—	$19,466,794	$—
Futures	137,657	137,657	—	—

Total assets	19,604,451	137,657	19,466,794	—

Total fair value	$19,604,451	$137,657	$19,466,794	$—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Partnerships	$22,541,943	$—	$22,541,943	$—
Futures	5,752	5,752	—	—

Total assets	22,547,695	5,752	22,541,943	—

Total fair value	$22,547,695	$5,752	$22,541,943	$—

5.	Investment in Partnerships:

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

On July 1, 2005, the assets allocated to Willowbridge for trading were invested in CMF Willowbridge Argo Master Fund L.P. (“Willowbridge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 10,980.9796 units of Willowbridge Master with cash of $9,895,326 and a contribution of open commodity futures and forward positions with a fair value of $1,085,654. Willowbridge Master was formed in order to permit commodity pools managed now or in the future by Willowbridge using Willowbridge’s Argo Trading System, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership, are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process.

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

On June 1, 2009, the assets allocated to SandRidge for trading were in invested in the CMF SandRidge Master Fund L.P. (“SandRidge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 2,086.0213 units of SandRidge Master with cash of $4,288,986. SandRidge Master was formed in order to permit commodity pools managed now or in the future by SandRidge using SandRidge’s Energy Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of SandRidge Master. Individual and pooled accounts currently managed by SandRidge, including the Partnership, are permitted to be limited partners of SandRidge Master. The General Partner and SandRidge believe that trading through this structure should promote efficiency and economy in the trading process.

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended June 30, 2010.

Willowbridge Master’s, Graham Master’s, Eckhardt Master’s and SandRidge Master’s (collectively, the “Funds”) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America and foreign commodity exchanges. The Funds engage in such trading through a commodity brokerage account maintained with CGM.

A limited partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds in multiples of the net asset value per Redeemable Unit as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the general partner at least 3 days in advance of the Redemption Date. The units are classified as a liability when the limited partner elects to redeem and informs the Funds.

Management and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “clearing fees”) are borne by the Partnership directly and through its investment in the Funds. All other fees including CGM‘s direct brokerage fees are charged at the Partnership level.

As of June 30, 2010, the Partnership owned approximately 1.8%, 3.9%, 28.8%, and 0.5%, of Willowbridge Master, Graham Master, Eckhardt Master and SandRidge Master, respectively. As of December 31, 2009, the Partnership owned approximately 2.3%, 4.6%, 28.5% and 0.6%, of Willowbridge Master, Graham Master, Eckhardt Master and SandRidge Master, respectively. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
June 30, 2010
(Unaudited)

Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables.

	June 30, 2010
	Total Assets	Total Liabilities	Total Capital

Willowbridge Master	$227,833,325	$18,921	$227,814,404
Graham Master	174,202,088	1,436,266	172,765,822
Eckhardt Master	17,065,879	39,021	17,026,858
SandRidge Master	731,160,853	52,655,480	678,505,373

Total	$1,150,262,145	$54,149,688	$1,096,112,457

	December 31, 2009
	Total Assets	Total Liabilities	Total Capital

Willowbridge Master	$231,147,799	$42,482	$231,105,317
Graham Master	171,238,199	25,939	171,212,260
Eckhardt Master	17,383,619	63,160	17,320,459
SandRidge Master	715,621,327	30,711,834	684,909,493

Total	$1,135,390,944	$30,843,415	$1,104,547,529

Summarized information reflecting the net gain (loss) from trading, total income (loss) and net income (loss) for the Funds is shown in the following tables.

	For the three months ended June 30, 2010
	Gain (Loss) from	Total Income	Net Income
	Trading, net	(Loss)	(Loss)
Willowbridge Master	$(13,357,029)	$(13,290,137)	$(13,408,093)
Graham Master	957,704	1,000,751	821,669
Eckhardt Master	2,073,976	2,077,878	2,033,838
SandRidge Master	(68,950,382)	(68,769,002)	(69,339,310)

Total	$(79,275,731)	$(78,980,510)	$(79,891,896)

	For the three months ended June 30, 2009
	Gain (Loss) from	Total Income	Net Income
	Trading, net	(Loss)	(Loss)
Willowbridge Master	$32,063,426	$32,119,971	$32,025,897
Campbell Master	(6,091,219)	(6,072,257)	(6,094,561)
Graham Master	(2,208,778)	(2,173,740)	(2,344,541)
Eckhardt Master	(680,954)	(677,086)	(708,340)
SandRidge Master	31,866,755	31,975,987	31,760,955

Total	$54,949,230	$55,172,875	$54,639,410

	For the six months ended June 30, 2010
	Gain (Loss) from	Total Income	Net Income
	Trading, net	(Loss)	(Loss)
Willowbridge Master	$(33,883,661)	$(33,783,707)	$(34,002,324)
Graham Master	(2,985,482)	(2,922,017)	(3,220,833)
Eckhardt Master	654,613	660,374	577,690
SandRidge Master	(84,183,590)	(83,913,579)	(84,833,762)

Total	$(120,398,120)	$(119,958,929)	$(121,479,229)

	For the six months ended June 30, 2009
	Gain (Loss) from	Total Income	Net Income
	Trading, net	(Loss)	(Loss)
Willowbridge Master	$(3,716,380)	$(3,595,592)	$(3,755,988)
Campbell Master	(5,701,140)	(5,657,382)	(5,706,513)
Graham Master	(3,587,237)	(3,507,435)	(3,810,486)
Eckhardt Master	(776,280)	(768,040)	(820,140)
SandRidge Master	72,775,273	72,990,836	72,533,132

Total	$58,994,236	$59,462,387	$58,440,005

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
June 30, 2010
(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds is shown in the following tables.

	June 30, 2010		For the three months ended June 30, 2010
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Fund	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted

Willowbridge Master	14.79%	$4,104,015	(245,207)	1,773	397	(247,377)	Commodity Portfolio	Monthly
Graham Master	24.29%	6,738,218	41,000	4,803	2,219	33,978	Commodity Portfolio	Monthly
Eckhardt Master	17.70%	4,909,795	599,335	7,523	5,181	586,631	Commodity Portfolio	Monthly
SandRidge Master	13.39%	3,714,766	(374,276)	2,674	503	(377,453)	Energy Program	Monthly

Total		$19,466,794	$20,852	$16,773	$8,300	$(4,221)

	June 30, 2010		For the six months ended June 30, 2010
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Fund	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted

Willowbridge Master	14.79%	$4,104,015	(663,758)	3,388	781	(667,927)	Commodity Portfolio	Monthly
Graham Master	24.29%	6,738,218	(172,006)	9,214	2,932	(184,152)	Commodity Portfolio	Monthly
Eckhardt Master	17.70%	4,909,795	196,093	13,565	10,207	172,321	Commodity Portfolio	Monthly
SandRidge Master	13.39%	3,714,766	(460,868)	4,305	943	(466,116)	Energy Program	Monthly

Total		$19,466,794	$(1,100,539)	$30,472	$14,863	$(1,145,874)

	December 31, 2009		For the three months ended June 30, 2009
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted

Willowbridge Master	16.77%	$5,353,814	979,555	2,503	375	976,677	Commodity Portfolio	Monthly
Campbell Master	—	—	(292,629)	359	413	(293,401)	Financial, Metal & Energy Large Portfolio	Monthly
Graham Master	24.71%	7,889,836	(121,658)	8,733	468	(130,859)	Commodity Portfolio	Monthly
Eckhardt Master	15.46%	4,935,342	(197,072)	3,372	5,723	(206,167)	Commodity Portfolio	Monthly
SandRidge Master	13.67%	4,362,951	87,775	326	98	87,351	Energy Program	Monthly

Total		$22,541,943	$455,971	$15,293	$7,077	$433,601

	December 31, 2009		For the six months ended June 30, 2009
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted

Willowbridge Master	16.77%	$5,353,814	(151,158)	4,330	651	(156,139)	Commodity Portfolio	Monthly
Campbell Master	0.00%	—	(272,274)	1,385	1,144	(274,803)	Financial, Metal & Energy Large Portfolio	Monthly
Graham Master	24.71%	7,889,836	(216,373)	15,113	878	(232,364)	Commodity Portfolio	Monthly
Eckhardt Master	15.46%	4,935,342	(224,982)	4,164	11,323	(240,469)	Commodity Portfolio	Monthly
SandRidge Master	13.67%	4,362,951	87,775	326	98	87,351	Energy Program	Monthly

Total		$22,541,943	$(777,012)	$25,318	$14,094	$(816,424)

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
June 30, 2010
(Unaudited)

6.	Financial Instrument Risks:

In the normal course of its business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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
The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the periods ended June 30, 2010 and December 31, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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
June 30, 2010
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
     Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Partnership and the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Fund’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
     The Funds do not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses and Changes in Partners’ Capital.
     London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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
     Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses.
     ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements.
     The following is the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States — 2006.
     Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events. The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are filed. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.
     Recent Accounting Pronouncements. In January 2010, the FASB issued guidance, which, among other things, amends ASC 820, Fair Value Measurements and Disclosures, to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Partnership’s financial statements.
In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update were effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.
Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
The Partnership does not engage in the sale of goods or services. The Partnership’s assets are its (i) investment in Partnerships, (ii) equity in its trading account, consisting of cash and cash equivalents, and net unrealized appreciation on open futures contracts, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2010.
The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.
For the six months ended June 30, 2010, Partnership capital decreased 13.1% from $31,924,681 to $27,741,077. This decrease was attributable to the net loss from operations of $2,194,958, coupled with the redemptions of 1,140.7073 Redeemable Units resulting in an outflow of $1,863,646 and 77.8608 of General Partner unit equivalents, which resulted in an outflow of $125,000. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent periods.
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
The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the periods ended June 30, 2010 and December 31, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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
     London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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

Results of Operations
     During the Partnership’s second quarter of 2010, the net asset value per Redeemable Unit decreased 2.1% from $1,638.63 to $1,604.17 as compared to a decrease of 1.4% in the second quarter of 2009. The Partnership experienced a net trading gain (comprised of net realized gains (losses) on closed positions and investment in Partnerships and change in net unrealized gains (losses) on open positions and investment in Partnerships) before brokerage fees and related fees in the second quarter of 2010 of $140,262. Gains were primarily attributable to the Partnership’s and the Funds’ trading of commodity futures in currencies, non-U.S. and U.S. interest rates, and were partially offset by losses in energy, grains, indices, livestock, metal and softs. The Partnership experienced a net trading gain before brokerage fees and related fees in the second quarter of 2009 of $278,289. Gains were primarily attributable to the Partnership’s and the Funds’ trading of commodity futures in currencies, grains, U.S. interest rates and indices and were partially offset by losses in energy, non-U.S. interest rates, livestock, metal and softs.

Equity markets sold off sharply during the second quarter as the global economic recovery decelerated and investors began to worry about a “double dip”. In Europe, the global credit crisis continued to morph into a sovereign debt crisis, placing significant constraints on governments’ ability to maintain unprecedented deficit spending programs. Losses were accumulated for the quarter as sharp price reversals in energy, equity indices, and grains proved difficult for trading.

The second quarter macro environment was marked by two strong opposing forces that created volatile markets for many assets. Strong cyclical data supported the global recovery and growth story, while significant structural problems, primarily in Europe but also affecting most other developed economies weighed on sentiment. In energy markets, losses were realized from trading natural gas and refined products primarily in the second half of the quarter. In natural gas, prices unexpectedly moved higher as higher temperatures in the U.S. increased demand for power-plant fuel for air conditioning. The mixed economic data and unexpected rises in petroleum supplies created a difficult trading condition in the petroleum complex. Within the global stock index sector, prices of U.S., European, and Pacific Rim equity index futures trended lower on growing concerns that Greece’s government debt crisis might spread throughout Europe, resulting in losses for the sector. Losses were also realized in the grains sector as wheat prices unexpectedly rose in April amid forecasts for cold weather in the Southern Great Plains, potentially damaging the current U.S. crop. A portion of these losses was offset by gains earned in interest rates as prices moved higher on flight to quality buying.

During the Partnership’s six months ended June 30, 2010, the net asset value per Redeemable Unit decreased 7.0% from $1,724.57 to $1,604.17, as compared to a decrease of 4.4% during the six months ended June 30, 2009. The Partnership experienced a net trading loss (comprised of net realized gains (losses) on closed positions and investment in Partnerships and change in net unrealized loss (losses) on open positions and investment in Partnerships) before brokerage fees and related fees during the six months ended June 30, 2010 of $754,413. Losses were primarily attributable to the Partnership’s and the Funds’ trading of commodity futures in energy, grains, indices, livestock, metal and softs, and were partially offset by gains in currencies, non-U.S. and U.S. interest rates. The Partnership experienced a net trading gain before brokerage fees and related fees during the six months ended June 30, 2009 of $54,462. Gains were primarily attributable to the Partnership’s and the Funds’ trading of commodity futures in currencies and indices were partially offset by losses in energy, grains, non-U.S. and U.S. interest rates, livestock, metals, and softs.

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

Interest income on 80% of the Partnership’s average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership’s assets in cash and/or place up to all of the Partnership’s (or a Fund’s) assets in 90-day Treasury bills and pay the Partnership 80% of the interest (or the Partnership’s allocable share thereof) earned on the U.S. Treasury bills purchased. Twenty percent of the interest earned on U.S. Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income for the three and six months ended June 30, 2010 decreased by $448 and $6,337, respectively, as compared to the corresponding periods in 2009. This decrease was due to lower average daily equity maintained in cash during the three and six months ended June 30, 2010 as compared to the corresponding periods in 2009. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which neither the Partnership nor CGM has control.

     Brokerage fees are calculated as a percentage of the Partnership’s net asset value as of the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and six months ended June 30, 2010 decreased by $135,999 and $351,835, respectively, as compared to the corresponding periods in 2009. The decrease in brokerage fees is due to lower average net assets during the three and six months ended June 30, 2010 as compared to the corresponding periods in 2009.
     Management fees are calculated on the portion of the Partnership’s net asset value allocated to each Advisor at the end of the month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2010 decreased by $43,233 and $110,360, respectively, as compared to the corresponding periods in 2009. The decrease in management fees is due to lower average net assets during the three and six months ended June 30, 2010 as compared to the corresponding periods in 2009.
     Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreement among the Partnership, the General Partner and each Advisor. There were no incentive fees for the three and six months ended June 30, 2010. Trading performance for the three and six months ended June 30, 2009 resulted in incentive fees of $11,339 and $114,788, respectively. An Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
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

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2010. As of June 30, 2010, the Partnership’s total capitalization was $27,741,077.

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$495,723	1.79%
Energy	592,409	2.13%
Grains	84,617	0.31%
Interest Rates U.S.	381,848	1.38%
Interest Rates Non-U.S.	361,853	1.30%
Livestock	421,386	1.52%
Metals	162,029	0.58%
Softs	68,991	0.25%
Indices	521,013	1.88%

Total	$3,089,869	11.14%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of June 30, 2010, and the highest and lowest value at any point and the average value during the three months ended June 30, 2010. All open position trading risk exposures of the Partnership/Funds have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

As of June 30, 2010, the Partnership’s total capitalization was $27,741,077. The Partnership’s Value at Risk for the portion of its assets that are traded directly (including through CFM’s Discus 1.5x Leverage) Program was as follows:
June 30, 2010
         (Unaudited)

			Three months ended June 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$115,920	0.42%	$385,932	$32,600	139,372
Energy	74,650	0.27%	174,316	11,905	100,520
Grains	25,092	0.09%	44,329	7,200	28,851
Indices	105,956	0.38%	3,274,371	105,956	301,033
Interest Rates U.S.	93,750	0.34%	276,200	6,486	127,117
Interest Rates Non -U.S.	420,731	1.52%	420,731	34,670	345,065
Livestock	800	0.00%**	11,300	800	3,683
Metals	15,000	0.05%	53,496	7,437	17,146
Softs	18,134	0.07%	47,938	14,126	28,193

Total	$870,033	3.14%

*	Average of month-end Values at Risk.

**	Due to rounding.

As of June 30, 2010, SandRidge Master’s total capitalization was $678,505,373. The Partnership owned approximately 0.5% of SandRidge Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the SandRidge Master as of June 30, 2010 was as follows:
June 30, 2010
         (Unaudited)

			Three months ended June 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$82,535,778	12.16%	$82,978,848	$45,323,627	$67,357,103

Total	$82,535,778	12.16%

*	Average of month-end Values at Risk.

As of June 30, 2010, Willowbridge Master’s total capitalization was $227,814,404. The Partnership owned approximately 1.8% of Willowbridge Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the Willowbridge Master as of June 30, 2010 was as follows:

June 30, 2010
(Unaudited)

			Three months ended June 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,495,062	1.09%	$6,497,609	$1,103,305	$2,967,970
Energy	2,244,000	0.99%	6,515,750	552,500	2,919,283
Grains	1,320,000	0.58%	1,980,000	207,200	978,504
Interest Rates U.S.	1,531,200	0.67%	2,336,400	243,600	1,485,967
Interest Rates Non-U.S.	2,639,586	1.16%	4,039,511	1,527,075	2,533,596
Metals	3,762,264	1.65%	5,643,396	1,421,000	3,088,844
Softs	871,200	0.38%	2,415,700	198,000	756,667

Total	$14,863,312	6.52%

* Average of month-end Values at Risk.

As of June 30, 2010, Graham Master’s total capitalization was $172,765,822. The Partnership owned approximately 3.9% of Graham Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the Graham Master as of June 30, 2010 was as follows:

June 30, 2010 (Unaudited)

			Three months ended June 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$4,186,657	2.43%	$11,364,239	$3,592,799	$6,381,232
Energy	629,905	0.37%	1,660,132	241,249	813,781
Grains	276,712	0.16%	897,305	225,545	322,607
Interest Rates U.S.	1,209,670	0.70%	1,209,670	122,353	1,081,967
Interest Rates Non-U.S.	1,614,885	0.93%	3,842,629	1,339,777	2,025,529
Livestock	16,800	0.01%	98,400	800	28,800
Metals	1,251,009	0.72%	1,771,142	546,154	1,034,416
Softs	523,240	0.30%	595,242	234,092	378,950
Indices	5,368,005	3.11%	13,726,706	1,342,606	6,657,556

Total	$15,076,883	8.73%

*	Average of month-end Values at Risk.

As of June 30, 2010, Eckhardt Master’s total capitalization was $17,026,858. The Partnership owned approximately 28.8% of Eckhardt Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the Eckhardt Master as of June 30, 2010 was as follows:

June 30, 2010
(Unaudited)

			Three months ended June 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$595,876	3.50%	$595,876	$9,175	$294,383
Energy	139,312	0.82%	402,525	10,875	161,429
Grains	86,712	0.51%	178,600	41,862	114,146
Interest Rates U.S.	698,450	4.10%	797,350	36,197	468,367
Interest Rates Non-U.S.	547,258	3.21%	852,062	69,245	472,938
Metals	155,275	0.91%	226,149	46,761	126,030
Softs	62,162	0.37%	76,636	21,770	60,699
Indices	1,019,188	5.99%	3,147,442	19,055	497,417

Total	$3,304,233	19.41%

*	Average of month-end Values at Risk.

Item 4.	Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.        Legal Proceedings
           There are no material changes to the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

Item 1A.	Risk Factors
      There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and under Part II, Item 1A, “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, except that the following disclosure supersedes the risk factor set forth therein titled, “Regulatory changes could restrict the Partnership’s operations”.
Regulatory changes could restrict the Partnership’s operations.
      Regulatory changes could adversely affect the Partnership by restricting its trading activities and/or increasing the costs or taxes to which the investors are subject. On July 21, 2010, the President signed into law major financial services reform legislation in the form of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”). Among other things, the Act grants the CFTC and SEC broad rulemaking authority to implement various provisions of the Act including comprehensive regulation of the OTC derivatives market. The implementation of the Act could adversely affect the Partnership by increasing transaction and/or regulatory compliance costs. In addition, greater regulatory scrutiny may increase the Partnership’s and the General Partner’s exposure to potential liabilities. Increased regulatory oversight can also impose administrative burdens on the General Partner, including, without limitation, responding to investigations and implementing new policies and procedures. As a result, the General Partner’s time, attention and resources may be diverted from portfolio management activities. Other potentially adverse regulatory initiatives could develop suddenly and without notice.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of Shares
			of Shares (or Units)	(or Units) that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Shares	Price Paid per	of Publicly Announced	Purchased Under the
Period	(or Units) Purchased*	Share (or Unit)**	Plans or Programs	Plans or Programs
April 1, 2010 – April 30, 2010	194.2459	$1,656.22	N/A	N/A
May 1, 2010 – May 31, 2010	199.8123	$1,658.85	N/A	N/A
June 1, 2010 – June 30, 2010	212.9640	$1,604.17	N/A	N/A
	607.0222	$1,638.82

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

** Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	[Removed and Reserved]

Item 5.	Other Information – None.

Item 6.	Exhibits
Exhibit
3.1(a)	Certificate of Limited Partnership dated May 10, 1994 (filed as Exhibit 3.1(a) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership dated July 31, 1995 (filed as Exhibit 3.1(b) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership dated October 1, 1999 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Change of the Certificate of Limited Partnership effective January 31, 2000 (filed as Exhibit 3.1(d) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership dated May 21, 2003 (filed as Exhibit 3.1(e) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(f) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(g) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(h)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(i)	Certificate of Amendment of the Certificate of Limited Partnership dated April 12, 2010 (filed as Exhibit 3.1(i) to the Form 8-K/A filed on April 14, 2010 and incorporated herein by reference).

(j)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.1 to the Current Report on form 8-K filed on July 2, 2010 and incorporated herein by reference).

3.2	Limited Partnership Agreement (attached as Exhibit A to the Registration Statement on Form S-1 filed on May 29, 1996 and incorporated herein by reference).

10.1	Customer Agreement between the Partnership and Smith Barney (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on May 29, 1996 and incorporated herein by reference).

10.2	Form of Subscription Agreement (attached as Exhibit B to the Registration Statement on Form S-1 filed on May 29, 1996 and incorporated herein by reference).

10.3	Form of Escrow Agreement (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

10.4(a)	Management Agreement among the Partnership, the General Partner and Willowbridge (filed as Exhibit 10.7 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed on March 30, 1998 and incorporated herein by reference).

(b)	Letter extending Management Agreement with Willowbridge for 2009 (filed as Exhibit 10.4(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 31, 2010 and incorporated herein by reference).

10.6(a)	Management Agreement among the Partnership, the General Partner and Graham (filed as Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on March 29, 2001 and incorporated herein by reference).

(b)	Letter extending Management Agreement with Graham for 2009 (filed as Exhibit 10.6(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 31, 2010 and incorporated herein by reference).

10.7(a)	Management Agreement among the Partnership, the General Partner and CFM (filed as Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed on March 28, 2002 and incorporated herein by reference).

10.8(a)	Management Agreement among the Partnership, the General Partner and Eckhardt (filed as Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed on August 14, 2008 and incorporated herein by reference).

(b)	Letter extending Management Agreement with Eckhardt for 2009 (filed as Exhibit 10.8(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 31, 2010 and incorporated herein by reference).

10.9(a)	Management Agreement among the Partnership, the General Partner and SandRidge (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 2, 2009 and incorporated herein by reference).

(b)	Letter extending Management Agreement with SandRidge for 2009 (filed as Exhibit 10.9(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 31, 2010 and incorporated herein by reference).

10.10	Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 filed August 14, 2009 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer, Secretary and Director).

32.1	Section 1350 Certification (Certification of President and Director).

32.2	Section 1350 Certification (Certification of Chief Financial Officer, Secretary and Director).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diversified Multi-Advisor Futures Fund L.P. II

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date:	August 16, 2010

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer, Secretary and Director
(Principal Accounting Officer)

Date:	August 16, 2010