Form 10-Q
period 2010-09-30
DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P. II
filed 2010-11-12
CIK 923660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes    No X

As of October 31, 2010, 16,306.0924 Limited Partnership Redeemable Units were outstanding.

DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P. II

FORM 10-Q

INDEX

		Page
		Number

PART I – Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at September 30, 2010 (unaudited) and December 31, 2009	3

	Condensed Schedules of Investments at September 30, 2010 (unaudited) and December 31, 2009	4 – 5

	Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2010 and 2009 (unaudited)	6

	Notes to Financial Statements (unaudited)	7 – 15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 – 19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20 – 23

Item 4.	Controls and Procedures	24

PART II – Other Information		25 – 28

Exhibits
Ex. 31.1 Certification
Ex. 31.2 Certification
Ex. 32.1 Certification
Ex. 32.2 Certification

PART I

Item 1. Financial Statements

Diversified Multi-Advisor Futures Fund L.P. II
Statements of Financial Condition

	(Unaudited)
	September 30,	December 31,
	2010	2009
Assets:
Investment in Funds, at fair value	$18,358,936	$22,541,943
Equity in trading account:
Cash	6,271,551	9,123,523
Cash margin	1,221,393	927,261
Net unrealized appreciation on open futures contracts	331,852	5,752

	26,183,732	32,598,479
Interest receivable	578	112

Total assets	$26,184,310	$32,598,591

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$130,922	$162,993
Management fees	43,134	53,927
Other	173,130	79,214
Redemptions payable	355,107	377,776

Total liabilities	702,293	673,910

Partners’ Capital:
General Partner, 196.3844 and 274.2452 unit equivalents at September 30, 2010 and December 31, 2009, respectively	301,000	472,955
Limited Partners, 16,429.1300 and 18,237.4420 Redeemable Units outstanding at September 30, 2010 and December 31, 2009, respectively	25,181,017	31,451,726

Total partners’ capital	25,482,017	31,924,681

Total liabilities and partners’ capital	$26,184,310	$32,598,591

Net asset value per unit	$1,532.71	$1,724.57

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P. II
Condensed Schedule of Investments
September 30, 2010
(Unaudited)

	Number of		% of Partners'
	Contracts	Fair Value	Capital
Futures Contracts Purchased

Currencies	111	$325,888	1.28%
Energy	17	48,924	0.19
Grains	16	7,300	0.03
Livestock	2	(190)	(0.00)*
Indices	49	(45,855)	(0.18)
Interest Rates Non-U.S.	159	(33,514)	(0.13)
Interest Rates U.S.	134	(26,020)	(0.10)
Metals	10	56,395	0.22
Softs	3	3,448	0.01

Total futures contracts purchased		336,376	1.32

Futures Contracts Sold

Currencies	52	(21,682)	(0.09)
Energy	5	2,150	0.01
Indices	23	13,034	0.05
Interest Rates Non-U.S.	2	232	0.00 *
Softs	3	1,742	0.01

Total futures contracts sold		(4,524)	(0.02)

Investment in Funds

CMF Willowbridge Argo Master Fund L.P.		3,959,035	15.54
CMF Graham Capital Master Fund L.P.		5,768,416	22.64
CMF Eckhardt Master Fund L.P.		5,245,656	20.58
CMF Sandridge Master Fund L.P.		3,385,829	13.29

Total Investment in Funds		18,358,936	72.05

Total fair value		$18,690,788	73.35%

*	Due to rounding

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

Investment in Funds
CMF Willowbridge Argo Master Fund L.P.		5,353,814	16.77
CMF Graham Capital Master Fund L.P.		7,889,836	24.71
CMF Eckhardt Master Fund L.P.		4,935,342	15.46
CMF Sandridge Master Fund L.P.		4,362,951	13.67

Total investment in Partnerships		22,541,943	70.61

Total fair value		$22,547,695	70.63%

*	Due to rounding

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P. II
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Income:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	$(1,068,605)	$1,640,775	$(847,067)	$2,379,375
Net realized gains (losses) on investment in Funds	(24,362)	(458,935)	(1,009,700)	(390,558)
Change in net unrealized gains (losses) on open contracts	194,195	3,337	326,100	108,892
Change in net unrealized gains (losses) on investments in Funds	398,362	1,095,604	275,844	237,534

Gain (loss) from trading, net	(500,410)	2,280,781	(1,254,823)	2,335,243
Interest income	2,220	2,421	5,717	6,891
Interest income from investment in Funds	4,907	5,522	12,224	18,203

Total income (loss)	(493,283)	2,288,724	(1,236,882)	2,360,337

Expenses:
Brokerage fees including clearing fees	463,389	613,759	1,493,257	1,995,462
Management fees	131,073	183,231	425,711	588,229
Incentive fees	—	216,320	—	331,108
Other expenses	147,147	28,086	274,000	107,942

	741,609	1,041,396	2,192,968	3,022,741

Net income (loss)	(1,234,892)	1,247,328	(3,429,850)	(662,404)
Redemptions — General Partner	—	—	(125,000)	(809,941)
Redemptions — Limited Partners	(1,024,168)	(2,401,720)	(2,887,814)	(7,679,997)

Net (decrease) increase in Partners’ capital	(2,259,060)	(1,154,392)	(6,442,664)	(9,152,342)
Partners’ capital, beginning of period	27,741,077	36,395,378	31,924,681	44,393,328

Partners’ capital, end of period	$25,482,017	$35,240,986	$25,482,017	$35,240,986

Net asset value per unit (16,625.5144 and 19,060.2430 units outstanding at September 30, 2010 and 2009, respectively)	$1,532.71	$1,848.93	$1,532.71	$1,848.93

Net income (loss) per Redeemable Unit and General Partner unit equivalent	$(71.46)	$63.22	$(191.86)	$(18.07)

Weighted average units outstanding	17,059.9374	19,971.6488	17,700.5055	21,511.1653

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
September 30, 2010
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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns a majority interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

As of September 30, 2010, all trading decisions are made for the Partnership by Capital Fund Management S.A. (“CFM”), Graham Capital Management L.P. (“Graham”), Willowbridge Associates Inc. (“Willowbridge”), Eckhardt Trading Company (“Eckhardt”) and SandRidge Capital L.P. (“SandRidge”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to CFM directly, whereas the Partnership invests the portion of its assets allocated to each of the other Advisors indirectly through investments in master funds.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2010 and December 31, 2009, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2010 and 2009. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2009.

The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were filed. Actual results could differ from these estimates.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
September 30, 2010
(Unaudited)

2.	Financial Highlights:

Changes in net asset value per unit for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net realized and unrealized gains (losses)*	$(55.56)	$84.22	$(153.13)	$28.89
Interest income	0.42	0.40	1.01	1.17
Expenses **	(16.32)	(21.40)	(39.74)	(48.13)

Increase (decrease) for the period	(71.46)	63.22	(191.86)	(18.07)
Net asset value per unit, beginning of period	1,604.17	1,785.71	1,724.57	1,867.00

Net asset value per unit, end of period	$1,532.71	$1,848.93	$1,532.71	$1,848.93

*	Includes brokerage fees.

**	Excludes brokerage fees.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Ratio to average net assets:***
Net investment income (loss) before incentive fees****	(11.1)%	(9.0)%	(10.2)%	(9.3)%

Operating expenses	11.2%	9.1%	10.3%	9.4%
Incentive fees	—%	0.6%	—%	0.9%

Total expenses	11.2%	9.7%	10.3%	10.3%

Total return:
Total return before incentive fees	(4.5)%	4.2%	(11.1)%	(0.0	)%*****
Incentive fees	—%	(0.7)%	—%	(1.0)%

Total return after incentive fees	(4.5)%	3.5%	(11.1)%	(1.0)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

*****	Due to rounding.

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

The customer agreements between the Partnership/Funds and CGM gives the Partnership/Funds the legal right to net unrealized gains and losses on open futures contracts. The Partnership/Funds nets, for financial reporting purposes, the unrealized gains and losses on open futures contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codefication (“ASC”) 210, Balance Sheet, has been met.

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
September 30, 2010
(Unaudited)
All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The average number of futures contracts traded directly by the Partnership for the three months ended September 30, 2010 and 2009 based on a monthly calculation, were 570 and 717, respectively. The average number of futures contracts traded directly by the Partnership for the nine months ended September 30, 2010 and 2009 based on a monthly calculation, were 692 and 611, respectively.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions.

The Partnership adopted ASC 815, Derivatives and Hedging, as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815, only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Partners’ Capital. The following tables indicate the fair values of derivative instruments of futures contracts traded directly by the Partnership as separate assets and liabilities as of September 30, 2010 and December 31, 2009.

September 30, 2010

Assets
Futures Contracts
Currencies	$333,588
Energy	53,264
Grains	16,936
Indices	15,906
Interest Rates U.S.	625
Interest Rates Non-U.S.	6,069
Livestock	500
Metals	56,395
Softs	5,647

Total unrealized appreciation on open futures contracts	$488,930

Liabilities
Futures Contracts
Currencies	$(29,382)
Energy	(2,190)
Grains	(9,636)
Indices	(48,727)
Interest Rates U.S.	(26,645)
Interest Rates Non-U.S.	(39,351)
Livestock	(690)
Softs	(457)

Total unrealized depreciation on open futures contracts	$(157,078)

Net unrealized depreciation on open futures contracts	$331,852 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

December 31, 2009

Assets
Futures Contracts
Currencies	$45,491
Energy	1,040
Grains	2,037
Indices	29,186
Interest Rates U.S.	450
Interest Rates Non-U.S.	2,416
Metals	3,638

Total unrealized appreciation on open futures contracts	$84,258

Liabilities
Futures Contracts
Currencies	$(19,397)
Energy	(1,294)
Grains	(400)
Indices	(30,482)
Interest Rates U.S.	(13,916)
Interest Rates Non-U.S.	(12,962)
Softs	(55)

Total unrealized depreciation on open futures contracts	$(78,506)

Net unrealized appreciation on open futures contracts	$5,752 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
September 30, 2010
(Unaudited)
The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Sector	Gain (loss) from trading	Gain (loss) from trading	Gain (loss) from trading	Gain (loss) from trading
Currencies	$(446,024)	$468,912	$(248,068)	$763,515
Energy	(9,928)	(300,766)	(373,104)	(917,563)
Grains	46,759	26,669	(10,623)	67,693
Indices	(436,279)	651,854	(628,010)	1,855,359
Interest Rates U.S.	(37,854)	506,856	240,126	620,330
Interest Rates Non-U.S.	(86,074)	226,672	547,595	143,866
Livestock	(3,460)	(90)	(25,785)	2,490
Softs	45,013	25,018	27,057	(21,982)
Metals	53,437	38,987	(50,155)	(25,441)

Total	$(874,410)	$1,644,112	$(520,967)	$2,488,267

4.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in Funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2010 and December 31, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
September 30, 2010
(Unaudited)

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	9/30/2010	(Level 1)	(Level 2)	(Level 3)
Assets
Investment in Funds	$18,358,936	$—	$18,358,936	$—
Futures	331,852	331,852	—	—

Total assets	18,690,788	331,852	18,358,936	—

Total fair value	$18,690,788	$331,852	$18,358,936	$—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Funds	$22,541,943	$—	$22,541,943	$—
Futures	5,752	5,752	—	—

Total assets	22,547,695	5,752	22,541,943	—

Total fair value	$22,547,695	$5,752	$22,541,943	$—

5.	Investment in Funds:

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

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended September 30, 2010.

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

As of September 30, 2010, the Partnership owned approximately 1.8%, 3.3%, 28.8%, and 0.6%, of Willowbridge Master, Graham Master, Eckhardt Master and SandRidge Master, respectively. As of December 31, 2009, the Partnership owned approximately 2.3%, 4.6%, 28.5% and 0.6%, of Willowbridge Master, Graham Master, Eckhardt Master and SandRidge Master, respectively. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
September 30, 2010
(Unaudited)

Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables.

	September 30, 2010
	Total Assets	Total Liabilities	Total Capital

Willowbridge Master	$217,621,623	$43,436	$217,578,187
Graham Master	174,561,728	46,918	174,514,810
Eckhardt Master	18,285,950	51,685	18,234,265
SandRidge Master	659,157,522	63,882,566	595,274,956

Total	$1,069,626,823	$64,024,605	$1,005,602,218

	December 31, 2009
	Total Assets	Total Liabilities	Total Capital

Willowbridge Master	$231,147,799	$42,482	$231,105,317
Graham Master	171,238,199	25,939	171,212,260
Eckhardt Master	17,383,619	63,160	17,320,459
SandRidge Master	715,621,327	30,711,834	684,909,493

Total	$1,135,390,944	$30,843,415	$1,104,547,529

Summarized information reflecting the net gain (loss) from trading, total income (loss) and net income (loss) for the Funds is shown in the following tables.

	For the three months ended September 30, 2010
	Gain (Loss) from	Total Income	Net Income
	Trading, net	(Loss)	(Loss)
Willowbridge Master	$(2,263,514)	$(2,194,399)	$(2,291,718)
Graham Master	5,920,237	5,966,084	5,826,322
Eckhardt Master	1,602,450	1,607,010	1,563,126
SandRidge Master	(42,934,957)	(42,769,900)	(43,234,755)

Total	$(37,675,784)	$(37,391,205)	$(38,137,025)

	For the three months ended September 30, 2009
	Gain (Loss) from	Total Income	Net Income
	Trading, net	(Loss)	(Loss)

Willowbridge Master	$(20,085,700)	$(20,026,877)	$(20,139,642)
Graham Master	14,413,920	14,449,688	14,240,193
SandRidge Master	34,131,288	34,264,993	34,047,914
Eckhardt Master	893,553	897,568	858,478

Total	$29,353,061	$29,585,372	$29,006,943

	For the nine months ended September 30, 2010
	Gain (Loss) from	Total Income	Net Income
	Trading, net	(Loss)	(Loss)
Willowbridge Master	$(36,147,175)	$(35,978,106)	$(36,294,042)
Graham Master	2,934,755	3,044,067	2,605,489
Eckhardt Master	2,257,063	2,267,384	2,140,816
SandRidge Master	(127,118,547)	(126,683,569)	(128,068,517)

Total	$(158,073,904)	$(157,350,224)	$(159,616,254)

	For the nine months ended September 30, 2009
	Gain (Loss) from	Total Income	Net Income
	Trading, net	(Loss)	(Loss)
Willowbridge Master	$(23,802,080)	$(23,622,469)	$(23,895,630)
Campbell Master	3,089,848	9,476,242	9,387,591
Graham Master	10,826,683	10,942,253	10,429,707
SandRidge Master	106,906,561	107,255,829	106,581,046
Eckhardt Master	117,273	129,528	38,338

Total	$97,138,285	$104,181,383	$102,541,052

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
September 30, 2010
(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds is shown in the following tables.

	September 30, 2010		For the three months ended September 30, 2010
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Fund	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted

Willowbridge Master	15.54%	$3,959,035	$(39,447)	$1,314	$442	$(41,203)	Commodity Portfolio	Monthly
Graham Master	22.64%	5,768,416	199,233	4,417	433	194,383	Commodity Portfolio	Monthly
Eckhardt Master	20.58%	5,245,656	462,311	7,556	5,081	449,674	Commodity Portfolio	Monthly
SandRidge Master	13.29%	3,385,829	(243,190)	2,027	600	(245,817)	Energy Portfolio	Monthly

Total		$18,358,936	$378,907	$15,314	$6,556	$357,037

	September 30, 2010		For the nine months ended September 30, 2010
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Fund	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted

Willowbridge Master	15.54%	$3,959,035	$(703,205)	$4,702	$1,223	$(709,130)	Commodity Portfolio	Monthly
Graham Master	22.64%	5,768,416	27,227	13,631	3,365	10,231	Commodity Portfolio	Monthly
Eckhardt Master	20.58%	5,245,656	658,404	21,121	15,288	621,995	Commodity Portfolio	Monthly
SandRidge Master	13.29%	3,385,829	(704,058)	6,332	1,543	(711,933)	Energy Portfolio	Monthly

Total		$18,358,936	$(721,632)	$45,786	$21,419	$(788,837)

	December 31, 2009		For the three months ended September 30, 2009
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Willowbridge Master	16.77%	$5,353,814	$(628,352)	$2,710	$545	$(631,607)	Commodity Portfolio	Monthly
Graham Master	24.71%	7,889,836	751,254	10,410	521	740,323	Commodity Portfolio	Monthly
Eckhardt Master	15.46%	4,935,342	258,338	5,222	6,079	247,037	Commodity Portfolio	Monthly
SandRidge Master	13.67%	4,362,951	260,951	1,356	278	259,317	Energy Portfolio	Monthly

Total		$22,541,943	$642,191	$19,698	$7,423	$615,070

	December 31, 2009		For the nine months ended September 30, 2009
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Willowbridge Master	16.77%	$5,353,814	$(779,510)	$7,040	$1,196	$(787,746)	Commodity Portfolio	Monthly
Campbell Master	—	—	534,881	25,523	1,399	507,959	Commodity Portfolio	Monthly
Graham Master	24.71%	7,889,836	33,356	9,386	17,402	6,568	Commodity Portfolio	Monthly
Eckhardt Master	15.46%	4,935,342	348,726	1,682	376	346,668	Commodity Portfolio	Monthly
SandRidge Master	13.67%	4,362,951	(272,274)	1,385	1,144	(274,803)	Energy Portfolio	Monthly

Total		$22,541,943	$(134,821)	$45,016	$21,517	$(201,354)

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
September 30, 2010
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
Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were filed. As a result, actual results could differ from these estimates.
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
The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in funds reflects its proportional interest in the funds. As of and for the periods ended September 30, 2010 and December 31, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
Futures Contracts. The Partnership and the Funds trade futures contracts and exchange cleared swaps. Exchange cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
September 30, 2010
(Unaudited)

record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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
     London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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
     The following is the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States — 2007.
     Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events. The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are filed. Management has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment in the financial statements.
     Recent Accounting Pronouncements. In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance, which, among other things, amends ASC 820, Fair Value Measurements and Disclosures, to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Partnership’s financial statements.
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
Net Income (Loss) per Redeemable Unit and General Partner Unit Equivalent. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

8.	Subsequent Event:
In 2009, Morgan Stanley and Citigroup combined certain assets of the Global Wealth Management Group of Morgan Stanley & Co. Incorporated, including Demeter Management LLC (“Demeter”) and the Smith Barney division of CGM into a new joint venture, MSSB Holdings. As part of that transaction Ceres Managed Futures LLC (“Ceres” or the “General Partner”) was contributed to and, together with Demeter, became wholly-owned subsidiaries of MSSB Holdings. Demeter currently serves as commodity pool operator for various legacy Morgan Stanley sponsored commodity pools formed prior to the joint venture. Since their contribution to the joint venture, Demeter and Ceres have worked closely to align the operations and management of the commodity pools they oversee. As a result, MSSB Holdings, together with the unanimous support of the Boards of Directors of Demeter and Ceres, has determined that a combination of the assets and operations of Demeter and Ceres into a single commodity pool operator, Ceres, is in the best interest of limited partners and believes that this combination will achieve the intended benefits of the joint venture. Ceres will continue to be wholly-owned by MSSB Holdings. The targeted effective date of the combination is on or about December 1, 2010. Refer to Form 8-K filed on September 14, 2010 for additional information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
The Partnership does not engage in the sale of goods or services. The Partnership’s assets are its (i) investment in Funds, (ii) equity in its trading account, consisting of cash and cash equivalents, and net unrealized appreciation on open futures contracts, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2010.
The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.
For the nine months ended September 30, 2010, Partnership capital decreased 20.2% from $31,924,681 to $25,482,017. This decrease was attributable to the net loss from operations of $3,429,850, coupled with the redemptions of 1,808.3120 Redeemable Units resulting in an outflow of $2,887,814 and 77.8608 General Partner unit equivalents, which resulted in an outflow of $125,000. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent periods.
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
The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in funds reflects its proportional interest in the funds. As of and for the periods ended September 30, 2010 and December 31, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
Futures Contracts. The Partnership and the Funds trade futures contracts and exchange cleared swaps. Exchange cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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
     London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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

Results of Operations
     During the Partnership’s third quarter of 2010, the net asset value per unit decreased 4.5% from $1,604.17 to $1,532.71 as compared to a increase of 3.5% in the third quarter of 2009. The Partnership experienced a net trading loss (comprised of net realized gains (losses) on closed positions and investment in Funds and change in net unrealized gains (losses) on open positions and investment in Funds) before brokerage fees and related fees in the third quarter of 2010 of $500,410. Losses were primarily attributable to the Partnership’s and the Funds’ trading of commodity futures in currencies, energy, non-U.S interest rates, livestock and indices and were partially offset by gains in grains, U.S interest rates, metals and softs. The Partnership experienced a net trading gain before brokerage fees and related fees in the third quarter of 2009 of $2,280,781. Gains were primarily attributable to the Partnership’s and the Funds’ trading of commodity futures in currencies, U.S. and non-U.S interest rates, indices, metals and softs and were partially offset by losses in energy, livestock and grains.

The third quarter macro environment was marked by changes in market sentiment. While some doubted the credibility of the European bank stress test, it was well received by the market in July as it removed some of the worst fears through increased bank level balance sheet transparency. Fears that the recovery in the global economy may be stalling had a pivotal effect on markets during August. Economic releases in the U.S. continued to deteriorate; employment data suggested that the labor market recovery was slowing while subsequent news on manufacturing and retail sales also disappointed. As the quarter came to an end in September, there was a sense of market optimism for the majority of commodity and stock indices as an overall rally was supported by favorable economic data not only in the U.S., but in emerging economies as well. U.S. data releases showed improvements in employment conditions, growth amongst manufacturers and stabilization in the housing sector. Elsewhere, Chinese industrial production rose to signal accelerating growth while the European Commission revised higher growth forecasts for the region’s economy. Losses were accumulated for the quarter as unprofitable trading in energy, equity indices and currencies, offset gains from bullish trends in fixed income, metals and agricultural markets.
Energy markets contributed losses. Oil complex prices reacted sharply to shifts in global economic sentiment, creating difficult trading conditions for trend followers, while natural gas losses were concentrated in discretionary trading, as prices unexpectedly rallied against bearish fundamentals in July. Losses were also realized in indices markets as reports in July from the U.S. earnings in the second quarter were received favorably despite mixed macroeconomic data releases and weakened U.S. consumer confidence. In currencies, losses were recorded in July and August as the U.S. dollar reversed sharply during the two months. In July, the U.S. dollar unexpectedly depreciated against most major currencies. The trend reversed in August as the currency sector incurred losses in long positions in the Canadian dollar, Australian dollar and British pounds as growing fears about global growth spurred investors to seek the “safe haven” currencies of the U.S. dollar, Swiss franc and Japanese yen.

During the Partnership’s nine months ended September 30, 2010, the net asset value per unit decreased 11.1% from $1,724.57 to $1,532.71, as compared to a decrease of 1.0% during the nine months ended September 30, 2009. The Partnership experienced a net trading loss (comprised of net realized gains (losses) on closed positions and investment in Funds and change in net unrealized loss (losses) on open positions and investment in Funds) before brokerage fees and related fees during the nine months ended September 30, 2010 of $1,254,823. Losses were primarily attributable to the Partnership’s and the Funds’ trading of commodity futures in currencies, energy, grains, indices, livestock, and metals, and were partially offset by gains in non-U.S. and U.S. interest rates and softs. The Partnership experienced a net trading gain before brokerage fees and related fees during the nine months ended September 30, 2009 of $2,335,243. Gains were primarily attributable to the Partnership’s and the Funds’ trading of commodity futures in currencies, U.S. interest rates, metals, softs and indices were partially offset by losses in energy, grains, non-U.S. interest rates, and livestock.

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

Interest income on 80% of the Partnership’s average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership’s assets in cash and/or place up to all of the Partnership’s (or a Fund’s) assets in 90-day Treasury bills and pay the Partnership 80% of the interest (or the Partnership’s allocable share thereof) earned on the U.S. Treasury bills purchased. Twenty percent of the interest earned on U.S. Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income for the three and nine months ended September 30, 2010 decreased by $816 and $7,153, respectively, as compared to the corresponding periods in 2009. This decrease was due to lower average daily equity maintained in cash during the three and nine months ended September 30, 2010 as compared to the corresponding periods in 2009. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which neither the Partnership nor CGM has control.

     Brokerage fees are calculated as a percentage of the Partnership’s net asset value as of the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and nine months ended September 30, 2010 decreased by $150,370 and $502,205, respectively, as compared to the corresponding periods in 2009. The decrease in brokerage fees is due to lower average net assets during the three and nine months ended September 30, 2010 as compared to the corresponding periods in 2009.
     Management fees are calculated on the portion of the Partnership’s net asset value allocated to each Advisor at the end of the month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2010 decreased by $52,158 and $162,518, respectively, as compared to the corresponding periods in 2009. The decrease in management fees is due to lower average net assets during the three and nine months ended September 30, 2010 as compared to the corresponding periods in 2009.
     Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreement among the Partnership, the General Partner and each Advisor. There were no incentive fees for the three and nine months ended September 30, 2010. Trading performance for the three and nine months ended September 30, 2009 resulted in incentive fees of $216,320 and $331,108, respectively. An Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
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

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2010. As of September 30, 2010, the Partnership’s total capitalization was $25,482,017.

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$733,986	2.88%
Energy	508,890	2.00%
Grains	118,274	0.47%
Interest Rates U.S.	492,272	1.93%
Interest Rates Non-U.S.	334,639	1.31%
Livestock	150,849	0.59%
Metals	162,001	0.64%
Softs	122,645	0.48%
Indices	422,978	1.66%

Total	$3,046,534	11.96%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of September 30, 2010, and the highest and lowest value at any point and the average value during the three months ended September 30, 2010. All open position trading risk exposures of the Partnership/Funds have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

As of September 30, 2010, the Partnership’s total capitalization was $25,482,017. The Partnership’s Value at Risk for the portion of its assets that are traded directly through CFM’s Discus 1.5x Leverage Program was as follows:
September 30, 2010
         (Unaudited)

			Three months ended September 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	238,960	0.94%	$329,920	$53,160	138,904
Energy	49,953	0.20%	77,062	7,948	49,892
Grains	22,713	0.09%	23,372	6,150	18,578
Indices	322,199	1.26%	2,231,823	80,947	585,721
Interest Rates U.S.	196,738	0.77%	259,542	6,957	134,829
Interest Rates Non -U.S.	146,450	0.58%	405,145	23,301	235,900
Livestock	1,800	0.01%	3,675	250	1,617
Metals	44,506	0.17%	52,757	5,000	25,753
Softs	11,119	0.04%	18,597	7,450	13,692

Total	$1,034,439	4.06%

*	Average of month-end Values at Risk.

As of September 30, 2010, SandRidge Master’s total capitalization was $595,274,956. The Partnership owned approximately 0.6% of SandRidge Master. As of September 30, 2010, SandRidge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SandRidge for trading) was as follows:
September 30, 2010
         (Unaudited)

			Three months ended September 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$54,348,641	9.13%	$85,692,107	$52,672,710	$62,551,337

Total	$54,348,641	9.13%

*	Average of month-end Values at Risk.

As of September 30, 2010, Willowbridge Master’s total capitalization was $217,578,187. The Partnership owned approximately 1.8% of Willowbridge Master. As of September 30, 2010, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

September 30, 2010
(Unaudited)

			Three months ended September 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$4,332,223	2.00%	$7,096,121	$940,854	$4,094,533
Energy	1,020,000	0.47%	6,539,400	480,000	2,750,750
Grains	1,304,750	0.60%	3,762,750	510,840	1,211,150
Interest Rates U.S.	1,555,500	0.71%	3,269,700	780,800	1,930,233
Interest Rates Non-U.S.	1,876,018	0.86%	5,489,653	640,428	2,375,204
Livestock	108,800	0.05%	108,800	44,800	99,900
Metals	3,379,005	1.55%	3,379,005	1,105,260	2,121,300
Softs	2,284,000	1.05%	3,388,150	799,500	1,454,633

Total	$15,860,296	7.29%

* Average of month-end Values at Risk.

As of September 30, 2010, Graham Master’s total capitalization was $174,514,810. The Partnership owned approximately 3.3% of Graham Master. As of September 30, 2010, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

September 30, 2010 (Unaudited)

			Three months ended September 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$8,922,437	5.12%	$8,922,437	$996,231	$6,525,133
Energy	1,320,584	0.76%	1,989,347	513,863	1,374,939
Grains	461,350	0.26%	524,700	124,875	334,678
Interest Rates U.S.	1,859,010	1.07%	2,021,410	814,575	1,729,998
Interest Rates Non-U.S.	967,199	0.55%	4,016,393	858,050	2,142,697
Livestock	73,950	0.04%	74,200	1,400	48,683
Metals	1,291,316	0.74%	1,611,112	731,751	1,086,730
Softs	248,433	0.14%	558,957	248,433	290,765
Indices	8,412,921	4.82%	8,412,921	1,137,775	3,918,076

Total	$23,557,200	13.50%

*	Average of month-end Values at Risk.

As of September 30, 2010, Eckhardt Master’s total capitalization was $18,234,265. The Partnership owned approximately 28.8% of Eckhardt Master. As of September 30, 2010, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:

September 30, 2010
(Unaudited)

			Three months ended September 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$425,715	2.33%	$642,732	$158,547	$462,002
Energy	246,200	1.35%	358,424	94,200	296,083
Grains	197,400	1.08%	282,800	50,100	175,525
Interest Rates U.S.	280,300	1.54%	887,750	40,900	371,950
Interest Rates Non -U.S.	250,744	1.38%	840,280	194,478	412,686
Metals	197,103	1.08%	265,096	26,255	146,828
Softs	100,100	0.55%	110,523	54,775	102,146
Indices	466,084	2.56%	1,147,335	193,412	351,873

Total	$2,163,646	11.87%

*	Average of month-end Values at Risk.

Item 4.	Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.        Legal Proceedings
           There are no material changes to the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

Item 1A.	Risk Factors
      There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and under Part II, Item 1A, “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of Shares
			of Shares (or Units)	(or Units) that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Shares	Price Paid per	of Publicly Announced	Purchased Under the
Period	(or Units) Purchased*	Share (or Unit)**	Plans or Programs	Plans or Programs
July 1, 2010 – July 31, 2010	263.6261	$1,535.39	N/A	N/A
August 1, 2010 – August 31, 2010	172.2930	$1,533.97	N/A	N/A
September 1, 2010 – September 30, 2010	231.6856	$1,532.71	N/A	N/A
	667.6047	$1,534.09

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

Diversified Multi-Advisor Futures Fund L.P. II

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date:	November 12, 2010

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer, Secretary and Director
(Principal Accounting Officer)

Date:	November 12, 2010