Form 10-K
period 2010-12-31
DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P. II
filed 2011-03-31
CIK 923660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-22491
DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P. II

(Exact name of registrant as specified in its charter)

New York	13-3769020

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Ceres Managed Futures LLC
522 Fifth Avenue — 14th Floor
New York, New York 10036

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
Yes  ☐    No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐   No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K☑.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☑
Limited Partnership Redeemable Units with an aggregate value of $25,400,062 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second calendar month.
As of February 28, 2011, 15,825.3592 Limited Partnership Redeemable Units were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
[NONE]

PART I
Item 1. Business.
     (a) General Development of Business. Diversified Multi-Advisor Futures Fund L.P. II is a limited partnership organized on May 10, 1994 under the partnership laws of the State of New York. The Partnership commenced trading operations on January 17, 1996. The Partnership may engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options, swaps and forward contracts. The sectors traded included currencies, energy, grains, indices, metals, softs, livestock, U.S. and non-U.S. interest rates. The commodity interests that are traded by the Partnership and the Funds (as defined below) are volatile and involve a high degree of market risk.
     A Registration Statement on Form S-1 (File No. 033-79244) relating to the public offering became effective on August 21, 1995. Beginning August 21, 1995, 100,000 redeemable units of limited partnership interest (“Redeemable Units”) were publicly offered at $1,000 per unit for a period of ninety days, subject to increase for up to an additional sixty days at the sole discretion of the general partner. Between August 21, 1995 (commencement of the offering period) and January 16, 1996, 8,529 Redeemable Units were sold at $1,000 per Redeemable Unit. Proceeds of the offering were held in an escrow account and were transferred, along with the general partner’s contribution of $87,000, to the Partnership’s trading account on January 17, 1996 when the Partnership commenced trading. An additional 100,000 Redeemable Units were registered on a Registration Statement on Form S-1 (File No. 333-03538) effective May 29, 1996 and an additional 150,000 Redeemable Units were registered on a Registration Statement on Form S-1 (File No. 333-25239) effective April 15, 1997. The Partnership no longer offers Redeemable Units for sale. Redemptions of Redeemable Units for the years ended December 31, 2010, 2009 and 2008 are reported in the Statements of Changes in Partners’ Capital on page 37 under “Item 8. Financial Statements and Supplementary Data.”
     Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of December 31, 2010, all trading decisions for the Partnership are made by the Advisors (defined below).
     As of December 31, 2010, all trading decisions are made for the Partnership by Capital Fund Management SA (“CFM”), Willowbridge Associates Inc. (“Willowbridge”), Graham Capital Management, L.P. (“Graham”), Eckhardt Trading Company (“Eckhardt”) and SandRidge Capital L.P. (“SandRidge”) (each an “Advisor” and collectively, the “Advisors”). A description of the trading activities and focus of the Advisor is included on page 8 under “Item 8. Finanical Statements and Supplementary Data” The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership.
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
     On January 1, 2005, the assets allocated to Campbell for trading were invested in the CMF Campbell Master Fund L.P. (“Campbell Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 18,800.3931 units of Campbell Master with cash equal to $18,587,905 and a contribution of open commodity futures and forward contracts with a fair value of $212,488. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using its Financial, Metal and Energy Large Portfolio (“FME”), a proprietary, systematic trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Campbell Master on May 31, 2009 for cash equal to $4,740,726.
     On July 1, 2005, the assets allocated to Willowbridge for trading were invested in the CMF Willowbridge Argo Master Fund L.P. (“Willowbridge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 10,980.9796 units of Willowbridge Master with cash equal to $9,895,326 and a contribution of open commodity futures and forward contracts with a fair value of $1,085,654. Willowbridge Master was formed in order to permit commodity pools managed now or in the future by Willowbridge using its Argo Trading System, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process.
     On April 1, 2006, the assets allocated to Graham for trading were invested in the CMF Graham Capital Master Fund, L.P. (“Graham Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 11,192.9908 units of Graham Master with cash equal to $11,192,991. Graham Master was formed in order to permit commodity pools managed now or in the future by Graham using its K4D-12.5 Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.
     On April 1, 2008, the assets allocated to Eckhardt for trading were invested in the CMF Eckhardt Master Fund L.P. (“Eckhardt Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 7,000.0000 units of Eckhardt Master with cash equal to $7,000,000. Eckhardt Master was formed in order to permit commodity pools managed now or in the future by Eckhardt using its Standard Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Eckhardt Master. Individual and pooled accounts currently managed by Eckhardt, including the Partnership, are permitted to be limited partners of Eckhardt Master. The General Partner and Eckhardt believe that trading through this structure should promote efficiency and economy in the trading process.
     On June 1, 2009, the assets allocated to SandRidge for trading were invested in the CMF SandRidge Master Fund L.P. (“SandRidge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 2,086.0213 units of SandRidge Master with cash equal to $4,288,986. SandRidge Master was formed in order to permit commodity pools managed now or in the future by SandRidge using its Energy Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of SandRidge Master. Individual and pooled accounts currently managed by SandRidge, including the Partnership, are permitted to be limited partners of SandRidge Master. The General Partner and SandRidge believe that trading through this structure should promote efficiency and economy in the trading process.
     The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2010.
     Willowbridge Master’s, Graham Master’s, Eckhardt Master’s and SandRidge Master’s (collectively the “Funds”) and the Partnership’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with CGM.
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
     Management and incentive fees are charged at the Partnership level. All exchange, clearing, user, give up, floor brokerage and National Futures Association (“NFA”) fees (collectively the “clearing fees”) are borne by the Partnership directly and through its investments in the Funds. All other fees including CGM’s direct brokerage fees are charged at the Partnership level.
     For the period January 1, 2010 through December 31, 2010, the approximate market sector allocation for the Partnership was as follows:

* Due to rounding

     As of December 31, 2010, the Partnership owned approximately 2.1%, 3.2%, 25.0% and 0.6% of Willowbridge Master, Graham Master, Eckhardt Master and SandRidge Master, respectively. As of December 31, 2009, the Partnership owned approximately 2.3%, 4.6%, 28.5% and 0.6% of Willowbridge Master, Graham Master, Eckhardt Master and SandRidge Master, respectively. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.
     The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profit, if any, net of distributions.
     Pursuant to the terms of the management agreements (the “Management Agreement”), the Partnership pays each Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the respective Advisor. Month-end Net Assets for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees and any redemptions or distributions as of the end of such month. Each Management Agreement may be terminated upon notice by either party.
     In addition, the Partnership is obligated to pay each Advisor an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by each Advisor for the Partnership, except Graham, which will receive an incentive fee of 10% of New Trading Profits on the first $5,000,000 and 20% of New Trading Profits for all such profits in excess of $5,000,000.
     The Partnership has entered into a customer agreement (the “Customer Agreement”) with CGM, which provides that the Partnership pays CGM a monthly brokerage fee equal to 1/2 of 1% (6% per year) of month-end Net Assets allocated to the Advisors, in lieu of brokerage fees on a per trade basis. Month-end Net Assets for the purpose of calculating fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, incentive fee accruals, the monthly management fees and other expenses and any redemptions or distributions as of the end of such month. CGM will pay a portion of its brokerage fees to its financial advisors who have sold Redeemable Units. The Partnership will pay for the clearing fees directly and through its investment in the Funds. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. This fee may be increased or decreased at anytime at CGM’s discretion upon written notice to the Partnership. All of the Partnership’s assets not held in the Funds’ accounts at CGM are deposited in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. CGM has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.
     (b) Financial Information about Industry Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in the sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, is set forth under “Item 6. Selected Financial Data.” The Partnership’s Capital as of December 31, 2010, was $25,749,357.
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
     Regardless of its trading performance, the Partnership will incur fees and expenses, including brokerage fees and management fees. Substantial incentive fees may be paid to one or more of the Advisors even if the Partnership experiences a net loss for the full year.
     An investor’s ability to redeem or transfer units is limited.
     An investor’s ability to redeem units is limited and no market exists for the units.
     Conflicts of interest exist.
     The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:
1.	The General Partner and the Partnership’s/Funds’ commodity broker are affiliates;

2.	Each of the Advisors, the Partnership’s/Funds’ commodity broker and their principals and affiliates may trade in commodity interests for their own accounts; and

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
     Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the Commodity Futures Trading Commission (“CFTC”) and the Securities and Exchange Commission (the “SEC”) may promulgate rules to regulate swaps dealers, require that swaps be traded on an exchange or swap execution facilities, mandate additional reporting and disclosure requirements and require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. These rules, if promulgated, may negatively impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership) in futures and over-the-counter markets.
     Speculative position and trading limits may reduce profitability.
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
Item 2. Properties.
     The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by MSSB Holdings.
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
     Credit-Crisis-Related Litigation and Other Matters
     Citigroup and CGM continue to cooperate fully in response to subpoenas and requests for information from the SEC, FINRA, the Federal Housing Finance Agency, state attorneys general, the Department of Justice and subdivisions thereof, bank regulators, and other government agencies and authorities, in connection with various formal and informal inquiries concerning Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis. These business activities include, but are not limited to, Citigroup’s sponsorship, packaging, issuance, marketing, servicing and underwriting of MBS and CDOs and its origination, sale or other transfer, servicing, and foreclosure of residential mortgages.
     Subprime Mortgage-Related Litigation and Other Matters
     The SEC, among other regulators, is investigating Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis, including an ongoing inquiry into Citigroup’s structuring and sale of CDOs. Citigroup is cooperating fully with the SEC’s inquiries.
     On July 29, 2010, the SEC announced the settlement of an investigation into certain of Citigroup’s 2007 disclosures concerning its subprime-related business activities. On October 19, 2010, the United States District Court for the District of Columbia entered a Final Judgment approving the settlement, pursuant to which Citigroup agreed to pay a $75 million civil penalty and to maintain certain disclosure policies, practices and procedures for a three-year period. Additional information relating to this action is publicly available in court filings under the docket number 10 Civ. 1277 (D.D.C.) (Huvelle, J.).
     The Federal Reserve Bank, the OCC and the FDIC, among other federal and state authorities, are investigating issues related to the conduct of certain mortgage servicing companies, including Citigroup affiliates, in connection with mortgage foreclosures. Citigroup is cooperating fully with these inquiries.
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
Item 4. [Removed and Reserved].

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of December 31, 2010 was 1,083.

(c)	Dividends. The Partnership did not declare a distribution in 2010 or 2009. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance under Equity Compensation Plans. None.

(e)	Performance Graph. Not applicable.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. There were no additional sales of Redeemable Units during the twelve months ended December 31, 2010, 2009 and 2008.

(g)	Purchase of Equity Securities by the Issuer and Affiliated Purchasers.
The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate Dollar
			of Redeemable Units	Value) of Redeemable
	(a) Total Number	(b) Average	Purchased as Part of	Units that May Yet Be
	of Redeemable Units	Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
October 1, 2010 — October 31, 2010	123.0376	$1566.40	N/A	N/A
November 1, 2010 — November 30, 2010	143.0815	$1,520.67	N/A	N/A
December 1, 2010 — December 31, 2010	128.2037	$1,586.41	N/A	N/A
	394.3228	$1,556.31

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the last day of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 6. Selected Financial Data.
     Net realized and unrealized trading gains, interest income, net income, increase in net asset value per unit and net asset value per unit for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 and total assets at December 31, 2010, 2009, 2008, 2007 and 2006 were as follows:

	2010	2009	2008	2007	2006
Net realized and unrealized trading gains (losses) and investment in Funds net of brokerage fees (including clearing fees) of $1,925,364, $2,563,903, $3,078,391, $3,463,859 and $3,924,799, respectively	$(1,786,962)	$(1,773,665)	$6,859,644	$2,568,991	$1,287,348
Total interest income	24,123	27,089	487,555	1,744,958	2,080,286

	$(1,762,839)	$(1,746,576)	$7,347,199	$4,313,949	$3,367,634

Net income (loss)	$(2,548,820)	$(2,993,465)	$5,721,768	$2,911,097	$1,567,049

Increase (decrease) in net asset value per unit	$(138.16)	$(142.43)	$215.30	$92.67	$42.26

net asset value per unit	$1,586.41	$1,724.57	$1,867.00	$1,651.70	$1,559.03

Total assets	$26,226,763	$32,598,591	$45,718,234	$49,039,808	$53,906,145

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     The Partnership, directly and through its investment in the Funds, seeks to achieve substantial capital appreciation through speculative trading, directly and indirectly, in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Partnership may employ futures, swaps, options on futures, and forward contracts in those markets.
     The General Partner manages all business of the Partnership. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisors. The General Partner employs a team of approximately 40 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals use state-of-the-art technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of trading activity and reporting to limited partners and regulatory authorities. In selecting the Advisors for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements.
     Responsibilities of the General Partner include:
•	due diligence examinations of the Advisors;

•	selection, appointment and termination of the Advisors;

•	negotiation of the Management Agreements; and

•	monitoring the activity of the Advisors.
     In addition, the General Partner prepares the books and records and provides the administrative and compliance services that are required by law or regulation, from time to time, in connection with operation of the Partnership. These services include the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; calculation of fees; effecting subscriptions, redemptions and limited partner communications; and preparation of offering documents and sales literature.
     The General Partner seeks the best prices and services available in its commodity futures brokerage transactions.

     The programs traded by each Advisor on behalf of the Partnership are: CFM — Discus Program (“Discus”), Graham — K4D-12.5 Program, Willowbridge — Argo Trading System, and Eckhardt — Standard Program. As of December 31, 2010, the Partnership’s assets were allocated among the Advisors in the following approximate percentages: SandRidge, 13%, CFM, 26%, Graham, 21%, Willowbridge, 17% and Eckhardt, 23%.
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
Eckhardt Trading Company
     Eckhardt began managing accounts according to the Standard Program — Higher Leveraged in October 1991, a systematic proprietary trading program. For this program, Eckhardt primarily engages in trading financial and commodity futures contracts on U.S. and non-U.S. exchanges. Currently the market groups of contracts traded by Eckhardt in the Standard Program-Higher Leveraged include, but are not limited to, U.S. and international interest rates, stock indices, currencies and cross-rates, metals, energy products, grains and soft markets. Eckhardt may add or delete markets and/or exchanges at its discretion. In addition, Eckhardt may trade options on futures, forward contracts on commodities and currencies, cash currencies, and may engage in transactions in physical commodities, including EFPs (in addition to EFPs in currencies).

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
     For the period January 1, 2010 through December 31, 2010, the average allocation by commodity market sector for each of the Funds was as follows:
CMF Willowbridge Argo Master Fund

Currencies	17.8%
Energy	18.7%
Grains	8.9%
Interest Rates Non-U.S.	16.7%
Interest Rates U.S.	8.1%
Livestock	0.6%
Metals	18.3%
Softs	10.9%
CMF Graham Capital Master Fund L.P.

Currencies	35.9%
Energy	6.4%
Grains	3.1%
Interest Rates Non-U.S.	13.5%
Interest Rates U.S.	7.5%
Indices	22.9%
Livestock	0.4%
Metals	6.8%
Softs	3.5%
CMF SandRidge Master L.P.

Energy	100.0%

CMF Eckhardt Master Fund L.P.

Currencies	16.3%
Energy	11.6%
Grains	9.9%
Indices	16.8%
Interest Rates Non-U.S.	15.1%
Interest Rates U.S.	16.7%
Metals	9.3%
Softs	4.3%
     For the period January 1, 2010 through December 31, 2010, the average allocation by commodity market sector for the portion of the Partnership’s assets traded directly by CFM was as follows:
CMF Capital Fund Management Master Fund L.P.

Currencies	21.4%
Energy	5.8%
Grains	2.5%
Indices	35.3%
Interest Rates Non-U.S.	16.4%
Interest Rates U.S.	13.0%
Livestock	0.2%
Metals	3.3%
Softs	2.1%
(a) Liquidity.
     The Partnership does not engage in sales of goods or services. The Partnership’s assets are (i) its investments in the Funds, (ii) equity in its trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2010.
     To minimize the risk relating to low margin deposits, the Partnership/Funds follow certain trading policies, including:
(i)	The Partnership/Funds invests their assets only in commodity interests that an Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisors believe will permit it to enter and exit trades without noticeably moving the market.

(ii)	An Advisor will initiate additional positions in any commodity interest if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership’s net assets allocated to that Advisor.

(iii)	The Partnership/Funds may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Partnership/Funds will not employ the trading technique commonly known as “pyramiding,” in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Partnership/Funds will not utilize borrowings, other than short-term borrowings, if the Partnership takes delivery of any cash commodities.

(vi)	The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership/Funds. “Spreads” and “Straddles” describe commodity futures trading strategies involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets.

(vii)	The Partnership/Funds will not permit the churning of its commodity trading account. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, indicating the desire to generate commission income.
     From January 1, 2010 through December 31, 2010, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 11.5%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.
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
     The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.
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
     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk as the sole counterparty or broker with respect to the Partnership’s/Funds’ assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.
     As both a buyer and seller of options, the Funds pay or receive a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Funds to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Funds do not consider these contracts to be guarantees.
     The General Partner monitors and attempts to control the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data” for further information on financial instrument risk included in the Notes to Financial Statements.)
     Other than the risks inherent in commodity trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may, in its discretion, cause the Partnership to terminate under certain circumstances upon the first to occur of the following: (i) December 31, 2014; (ii) the vote to dissolve the Partnership by limited partners owning more than 50% of the Redeemable Units; (iii) assignment by the General Partner of all of its interest in the Partnership or withdrawal, removal, bankruptcy or any other event that causes the General Partner to cease to be a General Partner under the New York Revised Limited Partnership including a decrease in net asset value per Redeemable Unit to less than $400 as of the close of business on any business day.
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
     No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem their Redeemable Units at their net asset value as of the last day of a month on three business days’ written notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2010, 2,202.6348 Redeemable Units were redeemed totaling $3,501,504 and 77.8608 General Partner unit equivalents totaling $125,000. For the year ended December 31, 2009, 4,791.9817 Redeemable Units were redeemed totaling $8,665,241 and 474.2765 General Partner Unit equivalents totaling $809,941. For the year ended December 31, 2008, 3,781.8183 Redeemable Units were redeemed totaling $6,739,448.
(c) Results of Operations.
     For the year ended December 31, 2010, the net asset value per unit decreased 8.0% from $1,724.57 to $1,586.41. For the year ended December 31, 2009, the net asset value per unit decreased 7.6% from $1,867.00 to $1,724.57. For the year ended December 31, 2008, the net asset value per unit increased 13.0% from $1,651.70 to $1,867.00.
     The Partnership experienced a net trading gain of $138,402 before brokerage fees and related fees for the year ended December 31, 2010. Losses were primarily attributable to the Partnership’s and the Funds’ trading of energy, livestock and indices and were partially offset by the gains in currencies, grains, metals, softs, U.S. and non-U.S. interest rates. The net trading gain (or loss) realized from the Partnership and the Funds is disclosed on page 36 under “Item 8. Financial Statements and Supplementary Data.”
     Losses were experienced within the energy markets from long futures positions in crude oil and its related products as prices declined amid speculation that China’s economic activity and energy demand may ease. Through May and June, long futures positions in crude oil and its related products resulted in additional losses as prices declined on continued worries that Europe’s debt troubles might slow down the global economic recovery and thereby weaken energy demand. Losses were also recorded in short positions in natural gas as prices unexpectedly rallied due to higher demand for electricity in the summer on higher temperature. Within the global stock index sector, losses were incurred in January from long positions in European, U.S., and Pacific Rim equity index futures as prices moved lower amid disappointing U.S. corporate earnings reports and mounting concerns over sovereign debt defaults from a number of European countries. During May and June, further losses were incurred from long positions in European, U.S., and Japanese equity-index futures as prices moved lower on growing concerns that Greece’s sovereign debt crisis might spread throughout Europe.
     A portion of the Partnership’s losses for the year was offset by gains recorded in the fixed income sector from long positions in European, U.S., and Japanese fixed-income futures. In this sector, prices increased during the first quarter on concerns that lending restrictions in China, possible reductions in U.S. stimulus measures, and Greece’s fiscal struggles might stifle the global economic rebound. Prices were then pressured higher during the second quarter amid an unexpected drop in U.S. consumer confidence, increased regulatory scrutiny of the financial industry, and the growing European debt crisis. During the third quarter, prices continued to climb higher due to concern that European governments may struggle to repay their debt and Chinese economic growth may be slowing. In the metals markets, gains were recorded throughout September, October, November, and December as long futures positions in silver and gold resulted in additional gains for the metals sector as prices rose amid increased demand for the precious metals due to a drop in the value of the U.S. dollar, with silver futures rallying to a 30-year high and gold prices reaching a new all-time high. Within the currency markets, gains were achieved primarily during May, September and December. During May, short positions in the euro versus the U.S. dollar posted gains as the euro weakened amid concerns over the Greek debt crisis. During September, long positions in the Australian dollar versus the U.S. dollar as the value of the Australian dollar rose against these currencies amid speculation that the Reserve Bank of Australia may raise interest rates in October. During December, gains were achieved due to long positions in the Australian dollar and Canadian dollar versus the U.S. dollar as the value of these currencies rose against the U.S. dollar as the value of “commodity currencies” moved higher against the U.S. dollar in tandem with rising commodity prices.
     The Partnership experienced a net trading gain of $790,238 before brokerage fees and related fees for the year ended December 31, 2009. Gains were primarily attributable to the Partnership’s and the Funds’ trading of currencies, indices, metals and softs and were partially offset by the losses in energy, grains, livestock and U.S. and non-U.S. interest rates.
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
     High levels of volatility created difficult trading conditions in the energy markets. On one hand, the weakness in the U.S. dollar is supportive of the higher prices in energy. However, the decline in demand and excess inventories periodically pushed prices lower, resulting in losses for the sector as prices whipsawed. Losses were realized in trading fixed income instruments. With the economic backdrop of 2009, yields started to exhibit asymmetric volatility due to extreme uncertainty prevailing in the longer time horizon. Encouraged by the continuing efforts of the Obama administration to stabilize the U.S. economy, the markets finally began to recover a degree of risk-taking confidence in March, resulting in the reversal of many of the trends that had driven returns in late 2008. In agricultural commodities, losses were realized primarily in corn and wheat. Prices of corn and wheat both unexpectedly rallied in October as cold, wet weather threatened to delay harvest and concerns over the acres likely to be seeded for the new crop.
     Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account was earned at the 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three months ended December 31, 2010 increased by $4,187, as compared to the corresponding period in 2009. This increase was due to higher U.S. Treasury bill rates during the three months ended December 31, 2010 as compared to the corresponding period in 2009. Interest income for the twelve months ended December 31, 2010 decreased by $2,966, as compared to the corresponding period in 2009. This decrease was due to lower average daily equity maintained in cash and lower U.S. Treasury bill rates during the twelve months ended December 31, 2010 as compared to the corresponding period in 2009. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Fund’s accounts and upon interest rates over which neither the Partnership nor CGM has control.
     Brokerage fees are calculated as a percentage of the Partnership’s net asset value as of the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and twelve months ended December 31, 2010 decreased by $136,334 and 638,539, respectively, as compared to the corresponding periods in 2009. The decrease in brokerage fees is due to lower average net assets during the three and twelve months ended December 31, 2010 as compared to the corresponding periods in 2009.
     Management fees are calculated on the portion of the Partnership’s net asset value allocated to each Advisor at the end of the month and are affected by trading performance and redemptions. Management fees for the three and twelve months ended December 31, 2010 decreased by $41,431 and $203,949, respectively, as compared to the corresponding periods in 2009. The decrease in management fees is due to lower average net assets during the three and twelve months ended December 31, 2010 as compared to the corresponding periods in 2009.

     Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. There were no incentive fees for three and twelve months ended December 31, 2010. Trading performance for the three and twelve months ended December 31, 2009 resulted in incentive fees of $0 and $331,108, respectively. An Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
     The Partnership pays professional fees, which generally include legal and accounting expenses. Professional fees for the years ended December 31, 2010 and 2009 were $193,414 and $107,412, respectively.
     The Partnership pays other expenses, which generally include filing, reporting and data processing fees. Other expenses for the years ended December 31, 2010 and 2009 were $38,159 and $50,012, respectively.
     The Partnership experienced a net trading gain of $9,938,035 before brokerage fees and related fees for the year ended December 31, 2008. Gains were primarily attributable to the Partnership’s and the Funds’ trading of currencies, U.S. and non-U.S. interest rates, livestock, energy, grains, metals and indices and were partially offset by the losses in softs.
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
     Profits were primarily realized from trading in energy, fixed income and equity indices. The Partnership realized most of the profits in the energy sector by capturing both the bullish and the bearish trends. In the earlier part of the year, crude oil pushed towards a historic high of $147 per barrel and in the latter part, the trend suddenly reversed and a strong negative trend emerged with crude oil dropping to about $32 per barrel. Natural gas also contributed to profits as prices plunged from $14 to about $5 per MMBtu. The Partnership was also profitable in interest rates as the yield on short term notes dropped significantly. Short term U.S. Treasury bills were in such high demand due to flight-to-quality that the yields had dropped below zero during the year. While the 10-year U.S. Treasury yielded on an average between 3.5%-4% most of the year, the yield dropped to 2% in December. Non-U.S. interest rates also showed tremendous volatility as the rates dropped precipitously due to the actions of the central banks. Global equity indices also contributed to the gains as indices continued to test multi-year lows. As financial institutions continued to write off the assets and as bankruptcies loomed, investors lost confidence in the equity markets. Futures markets offered greater flexibility as the SEC temporarily banned short selling in the equity markets. Slightly offsetting gains were small losses in soft commodities such as coffee and cocoa.
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
     In allocating the assets of the Partnership among the trading advisors, the General Partner considers past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the trading advisors and may allocate the assets to additional advisors at any time. Each Advisor’s percentage allocation and trading program is described in the “overview”section of this Item 7.
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
     Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership’s/Funds’ ability to gather, process, and communicate information efficiently and securely, without interruption, to customers and in the markets where the Partnership/Funds participate.
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
     Partnership’s and the Funds’ Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management has concluded that based on available information in the marketplace, the Partnership’s and the Funds’ Level 1 assets and liabilities are actively traded.
     Accounting principles generally accepted in the United States of America (“GAAP”) also requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Funds’ Level 2 assets and liabilities.
     The Partnership and the Funds will separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
     The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the years ended December 31, 2010 and 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

     Futures Contracts. The Partnership and the Funds trade futures contracts and exchange-cleared swaps. Exchange-cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures brokers, directly with the exchange on which the contracts are traded. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.
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
     Options. The Funds may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

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
     The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of Partnership assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as limited partnerships under applicable law.
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
     “Value at Risk” is a measure of the maximum amount which the Partnership/Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnerships’/Funds’ speculative trading and the recurrence in the markets traded by the Partnership/Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s/Funds’ experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s/Funds’ losses in any market sector will be limited to Value at Risk or by the Partnership’s/Funds’ attempts to manage their market risk.
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
     In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Partnership/Funds), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.
     The fair value of the Partnership’s/Funds’ futures and forward contracts does not have any optionality component. However, certain of the Advisors trade commodity options. The Value at Risk associated with options is reflected in the following tables as the margin requirement attributable to the instrument underlying each option. Where the instrument is a futures contract, the futures margin has been used, and where the instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership/Funds in almost all cases fluctuate to a lesser extent than those of the underlying instruments.
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
The Partnership’s Trading Value at Risk in Different Market Sectors
     Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. With the exception of CFM, the Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name over which they have been granted limited authority to make trading decisions. CFM directly trades a managed account in the Partnership’s name. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed account in the Partnership’s name traded by CFM) and indirectly by each Fund separately.
     The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2010 and 2009.

     As of December 31, 2010, Partnership’s total capitalization was $25,749,357.

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$648,426	2.51%
Energy	532,001	2.06%
Grains	158,953	0.63%
Indices	326,903	1.27%
Interest Rates U.S.	665,373	2.58%
Interest Rates Non-U.S.	250,133	0.97%
Livestock	77,288	0.30%
Metals	180,045	0.70%
Softs	84,111	0.33%

Total	$2,923,233	11.35%

     As of December 31, 2009, Partnership’s total capitalization was $31,924,681.

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$451,206	1.41%
Energy	291,723	0.92%
Grains	96,877	0.30%
Indices	837,049	2.62%
Interest Rates U.S.	371,264	1.16%
Interest Rates Non-U.S.	336,573	1.05%
Livestock	2,723	0.01%
Metals	231,949	0.73%
Softs	159,070	0.50%

Total	$2,778,434	8.70%

     The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of December 31, 2010 and 2009, and the highest, lowest and average value at any point during the years. All open position trading risk exposures of the Partnership/Funds have been included in calculating the figures set forth below. As of December 31, 2010, the Partnership’s total capitalization was $25,749,357. The Partnership’s Value at Risk for the portion of its assets that are traded directly through CFM’s Discus 1.5x Program was as follows:
December 31, 2010

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$146,900	0.57%	$500,141	$27,947	147,542
Energy	10,437	0.04%	174,316	3,750	55,610
Grains	14,220	0.06%	44,329	5,130	21,009
Indices	642,967	2.50%	3,274,371	65,971	498,257
Interest Rates U.S.	88,450	0.34%	276,200	6,486	140,566
Interest Rates Non -U.S.	73,656	0.30%	482,956	23,301	226,827
Livestock	1,000	0.00%**	11,300	250	2,108
Metals	21,750	0.08%	53,496	4,000	21,239
Softs	4,500	0.01%	47,938	4,144	16,710

Total	$1,003,880	3.90%

*	Annual average based on month-end Value at Risk.

**	Due to rounding
     As of December 31, 2009, the Partnership’s total capitalization was $31,924,681. The Partnership’s Value at Risk for the portion of its assets that are traded directly through CFM’s Discus 1.5x Program was as follows:

December 31, 2009

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$94,350	0.30%	$924,240	$48,092	$299,825
Energy	19,200	0.06%	468,290	10,460	128,320
Grains	10,500	0.03%	67,500	5,500	22,427
Indices	434,578	1.36%	1,192,715	6,456	222,172
Interest Rates U.S.	100,650	0.32%	2,038,884	8,800	490,455
Interest Rates Non -U.S.	111,381	0.35%	687,893	3,443	194,858
Metals	3,500	0.01%	33,249	709	8,795
Softs	1,500	0.00%**	118,770	1,500	35,313

Total	$775,659	2.43%

*	Annual average based on month-end Value at Risk.

**	Due to rounding.
As of December 31, 2010, Willowbridge Master’s total capitalization was $216,298,633. The Partnership owned approximately 2.1% of Willowbridge Master. As of December 31, 2010, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:
December 31, 2010

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,232,591	1.03%	$7,096,121	$940,854	$3,547,819
Energy	2,742,900	1.27%	6,539,400	460,750	2,570,821
Grains	2,062,750	0.95%	3,762,750	207,200	1,238,276
Interest Rates U.S.	774,255	0.36%	3,269,700	243,600	1,143,161
Interest Rates Non-U.S.	1,908,692	0.88%	5,489,653	289,858	2,700,503
Livestock	112,000	0.05%	171,200	44,800	92,018
Metals	3,791,000	1.75%	5,643,396	710,500	2,729,785
Softs	2,024,400	0.94%	3,388,150	198,000	1,542,246

Total	$15,648,588	7.23%

*	Annual average based on month-end Value at Risk
     As of December 31, 2009, Willowbridge Master’s total capitalization was $231,105,317. The Partnership owned approximately 2.3% of Willowbridge Master. As of December 31, 2009, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:
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
As of December 31, 2010, Graham Master’s total capitalization was $168,924,671. The Partnership owned approximately 3.2% of Graham Master. As of December 31, 2010, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

December 31, 2010

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$6,192,975	3.67%	$11,364,239	996,231	5,226,199
Energy	1,048,521	0.62%	1,989,347	236,269	1,000,222
Grains	448,450	0.26%	964,687	124,875	411,118
Indices	5,301,813	3.14%	13,726,706	1,137,775	5,507,221
Interest Rates U.S.	161,600	0.10%	2,021,410	68,806	1,014,515
Interest Rates Non-U.S.	1,209,918	0.72%	4,305,447	749,055	2,006,426
Livestock	40,000	0.02%	106,400	800	50,304
Metals	1,012,127	0.60%	1,771,142	494,357	993,963
Softs	258,565	0.15%	1,144,148	85,988	385,351

Total	$15,673,969	9.28%

*	Annual average based on month-end Value at Risk
     As of December 31, 2009, Graham Master’s total capitalization was $171,212,260. The Partnership owned approximately 4.6% of Graham Master. As of December 31, 2009, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:
December 31, 2009

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,410,532	1.41%	$8,136,447	$833,881	$4,612,528
Energy	684,083	0.40%	3,017,929	273,236	1,214,764
Grains	549,675	0.32%	1,846,996	96,550	731,407
Indices	4,809,915	2.81%	12,019,804	623,680	5,396,991
Interest Rates U.S.	142,150	0.08%	2,365,808	87,777	859,990
Interest Rates Non-U.S.	1,869,099	1.09%	8,320,518	471,498	2,867,131
Livestock	59,200	0.04%	160,380	1,080	58,409
Metals	1,222,254	0.71%	1,806,942	297,478	1,002,985
Softs	1,131,557	0.66%	1,479,945	190,202	768,323

Total	$12,878,465	7.52%

*	Annual average based on month-end Value at Risk
     As of December 31, 2010, Eckhardt Master’s total capitalization was $23,686,325. The Partnership owned approximately 25.0% of Eckhardt Master. As of December 31, 2010, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:
December 31, 2010

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,025,866	4.33%	$1,147,164	$9,175	$427,400
Energy	248,250	1.05%	580,400	10,875	238,534
Grains	348,259	1.47%	370,823	41,862	169,215
Indices	610,979	2.58%	3,147,442	19,055	430,625
Interest Rates U.S.	3,900	0.02%	887,750	3,900	351,889
Interest Rates Non -U.S.	331,533	1.40%	852,062	63,225	352,114
Metals	268,184	1.13%	365,762	26,255	198,271
Softs	46,300	0.19%	146,472	10,950	70,345
Total	$2,883,271	12.17%

*	Annual average based on month-end Value at Risk
     As of December 31, 2009, Eckhardt Master’s total capitalization was $17,320,459. The Partnership owned approximately 28.5% of Eckhardt Master. As of December 31, 2009, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:
December 31, 2009

		% of Total	High	Low	Average*
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk
Currencies	$380,916	2.20%	$1,191,210	$7,200	$301,705
Energy	270,400	1.56%	644,500	22,050	211,624
Grains	128,975	0.74%	362,365	10,800	101,491
Indices	635,844	3.67%	879,160	22,367	304,994
Interest Rates U.S.	768,410	4.44%	768,410	14,550	196,272
Interest Rates Non-U.S.	213,803	1.23%	696,839	13,213	221,520
Metals	284,030	1.64%	535,674	16,196	234,566
Softs	150,320	0.87%	251,705	11,784	115,206

Total	$2,832,698	16.35%

*	Annual average based on month-end Value at Risk
     As of December 31, 2010, SandRidge Master’s total capitalization was $528,735,257. The Partnership owned approximately 0.6% of SandRidge Master. As of December 31, 2010, SandRidge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SandRidge for trading) was as follows:
December 31, 2010

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$61,391,255	11.61%	$85,692,107	$18,754,664	$56,852,448

Total	$61,391,255	11.61%

*	Annual average based on month-end Value at Risk
     As of December 31, 2009, SandRidge Master’s total capitalization was $684,909,493. The Partnership owned approximately 0.6% of SandRidge Master. As of December 31, 2009, SandRidge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SandRidge for trading) was as follows:
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
     The following were the primary trading risk exposures of the Partnership/Funds’ as of December 31, 2010, by market sector.
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
     Stock Indices. The Partnership’s/Funds’ primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership/Funds are limited to futures on broadly based indices. As of December 31, 2010, the Partnership’s/Funds’ primary exposures were in stock indices on the Chicago Mercantile Exchange (U.S.) and the EUREX (Germany). The Partnership/Funds are primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership/Funds to avoid being “whipsawed” into numerous small losses.)
     Metals. The Partnership’s/Funds’ primary metal market exposure is to fluctuations in the price of gold.
     Softs. The Partnership’s/Funds’ primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Coffee, sugar and cocoa accounted for the substantial bulk of the Partnership’s/Funds’ commodity exposure as of December 31, 2010.

     Energy. The Partnership’s/Funds’ primary energy market exposure is to natural gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.
     Grains. The Partnership’s/Funds’ commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions.
Qualitative Disclosures Regarding Non-Trading Risk Exposure
     The following were the only non-trading risk exposures of the Partnership/Funds as of December 31, 2010.
     Foreign Currency Balances. The Partnership’s/Funds’ primary foreign currency balances are in Japanese yen, euro, British pounds and Swiss francs. The Advisors regularly convert foreign currency balances to U.S. dollars in an attempt to control the Partnership’s/Funds’ non-trading risk.
Qualitative Disclosures Regarding Means of Managing Risk Exposure
     The General Partner monitors and attempts to control the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership may be subject.
     The General Partner monitors the Partnership’s/Funds’ performance and the concentration of their open positions, and consults with the Advisors concerning the Partnership’s/Funds’ overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require certain Advisors of the Partnership/Funds’ to close out positions as well as enter positions traded on behalf of the Partnership/Funds. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisors’ own risk control policies while maintaining a general supervisory overview of the Partnership’s/Funds’ market risk exposures.
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

Item 8. Financial Statements and Supplementary Data.
DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P. II
     The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Reports of Independent Registered Public Accounting Firms, for the years ended December 31, 2010, 2009, and 2008; Statements of Financial Condition at December 31, 2010 and 2009; Condensed Schedules of Investments at December 31, 2010 and 2009; Statements of Income and Expenses for the years ended December 31, 2010, 2009, and 2008; Statements of Changes in Partners’ Capital for the years ended December 2010, 2009, and 2008; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

To the Limited Partners of
Diversified Multi-Advisor Futures Fund L.P. II

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Walter Davis
President and Director
Ceres Managed Futures LLC
General Partner,
Diversified Multi-Advisor Futures Fund L.P. II

Ceres Managed Futures LLC
522 Fifth Avenue
14th Floor
New York, N.Y. 10036
212-296-1999

Management’s Report on Internal Control over
Financial Reporting

The management of Diversified Multi-Advisor Futures Fund L.P. II (the Partnership), Ceres Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a — 15(f) and 15d — 15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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

The management of Diversified Multi-Advisor Futures Fund L.P. II has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2010 based on the criteria referred to above.

By: Walter Davis President and Director Ceres Managed Futures LLC General Partner, Diversified Multi-Advisor Futures Fund L.P. II	Jennifer Magro Chief Financial Officer and Director Ceres Managed Futures LLC General Partner, Diversified Multi-Advisor Futures Fund L.P. II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
Diversified Multi-Advisor Futures Fund L.P. II:
We have audited the accompanying statements of financial condition of Diversified Multi-Advisor Futures Fund L.P. II (the “Partnership”), including the condensed schedules of investments, as of December 31, 2010 and 2009, and the related statements of income and expenses, and changes in partners’ capital for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Partnership for the year ended December 31, 2008 were audited by other auditors whose report, dated March 26, 2009, expressed an unqualified opinion on those statements.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such 2010 and 2009 financial statements present fairly, in all material respects, the financial position of Diversified Multi-Advisor Futures Fund L.P. II as of December 31, 2010 and 2009, and the results of its operations and its changes in partners’ capital for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
New York, New York
March 23, 2011

Report of Independent Registered Public Accounting Firm
To the Partners of
Diversified Multi-Advisor Futures Fund L.P. II:
In our opinion, the accompanying statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of Diversified Multi-Advisor Futures Fund L.P. II (formerly known as Smith Barney Diversified Futures Fund II L.P.) at December 31, 2008 and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Diversified Multi-Advisor Futures Fund L.P. II
Statements of Financial Condition
December 31, 2010 and 2009

	2010	2009

Assets:
Investment in Funds, at fair value (Note 5)	$19,030,434	$22,541,943
Equity in commodity futures trading account:
Cash (Note 3c)	5,731,113	9,123,523
Cash margin (Note 3c)	1,224,258	927,261
Net unrealized appreciation on open futures contracts	240,495	5,752

	26,226,300	32,598,479
Interest receivable (Note 3c)	463	112

Total assets	$26,226,763	$32,598,591

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees (Note 3c)	$131,134	$162,993
Management fees (Note 3b)	43,327	53,927
Professional Fees	54,323	26,383
Other	45,238	52,831
Redemptions payable (Note 6)	203,384	377,776

Total liabilities	477,406	673,910

Partners’ Capital (Notes 1 and 6):
General Partner, 196.3844 and 274.2452 unit equivalents at December 31, 2010 and 2009, respectively	311,546	472,955
Limited Partners, 16,034.8072 and 18,237.4420 Redeemable Units outstanding at December 31, 2010 and 2009, respectively	25,437,811	31,451,726

Total partners’ capital	25,749,357	31,924,681

Total liabilities and partners’ capital	$26,226,763	$32,598,591

Net asset value per unit	$1,586.41	$1,724.57

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P. II
Condensed Schedule of Investments
December 31, 2010

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	79	$206,190	0.80%
Energy	3	5,317	0.02
Grains	8	14,281	0.05
Livestock	1	280	0.00 *
Indices	194	(36,833)	(0.14)
Interest Rates Non-U.S.	81	19,565	0.08
Interest Rates U.S.	69	45,789	0.18
Metals	4	35,295	0.14
Softs	1	525	0.00 *

Total futures contracts purchased		290,409	1.13

Futures Contracts Sold
Currencies	30	(47,113)	(0.19)
Energy	1	(2,251)	(0.01)
Indices	1	(550)	(0.00)

Total futures contracts sold		(49,914)	(0.20)

Investment in Funds
CMF Willowbridge Argo Master Fund L.P.		4,427,857	17.20
CMF Graham Capital Master Fund L.P.		5,410,815	21.01
CMF Eckhardt Master Fund L.P.		5,913,996	22.97
CMF Sandridge Master Fund L.P.		3,277,766	12.73

Total investment in Funds		19,030,434	73.91

Total fair value		$19,270,929	74.84%

*	Due to rounding

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P. II
Condensed Schedule of Investments
December 31, 2009

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	44	$35,744	0.11%
Energy	5	(254)	(0.00)*
Grains	8	1,987	0.01
Indices	97	(2,324)	(0.01)
Interest Rates Non-U.S.	61	(10,546)	(0.03)
Interest Rates U.S.	81	(13,466)	(0.04)
Metals	1	3,638	0.01
Softs	1	(55)	(0.00)*

Total futures contracts purchased		14,724	0.05

Futures Contracts Sold
Currencies	13	(9,650)	(0.03)
Grains	1	(350)	(0.00)*
Indices	1	1,028	0.00 *

Total futures contracts sold		(8,972)	(0.03)

Investment in Funds
CMF Willowbridge Argo Master Fund L.P.		5,353,814	16.77
CMF Graham Capital Master Fund L.P.		7,889,836	24.71
CMF Eckhardt Master Fund L.P.		4,935,342	15.46
CMF Sandridge Master Fund L.P.		4,362,951	13.67

Total investment in Funds		22,541,943	70.61

Total fair value		$22,547,695	70.63%

*	Due to rounding

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P. II
Statements of Income and Expenses
for the years ended
December 31, 2010, 2009 and 2008

	2010	2009	2008

Income:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	$(984,611)	$1,541,253	$2,365,379
Net realized gains (losses) on investment in Funds	268,846	(521,371)	7,659,594
Change in net unrealized gains (losses) on open contracts	234,743	6,201	(7,994)
Change in net unrealized gains (losses) on investments in Funds	619,424	(235,845)	(78,944)

Gain (loss) from trading, net	138,402	790,238	9,938,035
Interest income (Note 3c)	7,505	7,527	137,547
Interest income from investment in Funds	16,618	19,562	350,008

Total income (loss)	162,525	817,327	10,425,590

Expenses:
Brokerage fees including clearing fees (Note 3c)	1,925,364	2,563,903	3,078,391
Management fees (Note 3b)	554,408	758,357	934,466
Incentive fees (Note 3b)	—	331,108	527,587
Professional fees	193,414	107,412	85,812
Other	38,159	50,012	77,566

Total expenses	2,711,345	3,810,792	4,703,822

Net income (loss)	$(2,548,820)	$(2,993,465)	$5,721,768

Net income (loss) per unit (Note 7)	$(138.16)	$(142.43)	$215.30

Weighted average units outstanding	17,399.3280	20,862.3615	26,356.7995

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P. II
Statements of Changes in Partners’ Capital
for the years ended
December 31, 2010, 2009 and 2008

	Limited	General
	Partners	Partner	Total

Partners’ Capital at December 31, 2007	$44,284,210	$3,126,798	$47,411,008
Net income (loss)	5,451,076	270,692	5,721,768
Redemptions of 1,144.5571 General Partner unit equivalents	—	(2,000,000)	(2,000,000)
Redemptions of 3,781.8183 Redeemable Units	(6,739,448)	—	(6,739,448)

Partners’ Capital at December 31, 2008	42,995,838	1,397,490	44,393,328
Net income (loss)	(2,878,871)	(114,594)	(2,993,465)
Redemptions of 474.2765 General Partner unit equivalents	—	(809,941)	(809,941)
Redemptions of 4,791.9817 Redeemable Units	(8,665,241)	—	(8,665,241)

Partners’ Capital at December 31, 2009	31,451,726	472,955	31,924,681
Net income	(2,512,411)	(36,409)	(2,548,820)
Redemptions of 77.8608 General Partner unit equivalents	—	(125,000)	(125,000)
Redemptions of 2,202.6348 Redeemable Units	(3,501,504)	—	(3,501,504)

Partners’ Capital at December 31, 2010	$25,437,811	$311,546	$25,749,357

Net asset value per unit:

2008:	$1,867.00

2009:	$1,724.57

2010:	$1,586.41

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
December 31, 2010

1.	Partnership Organization:

Diversified Multi-Advisor Futures Fund L.P. II (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on May 10, 1994 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded included currencies, energy, grains, indices, metals, softs, livestock, U.S. and non-U.S. interest rates. The commodity interests that are traded by the Partnership and the Funds (as defined in Note 5 “Investment in Funds”) are volatile and involve a high degree of market risk. The Partnership was authorized to sell 100,000 redeemable units of limited partnership interest (“Redeemable Units”) during its initial offering period. The Partnership no longer offers Redeemable Units for sale.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of December 31, 2010, all trading decisions for the Partnership are made by the Advisors (defined below).

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

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

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

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
December 31, 2010

unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Partnership’s and the Funds’ Fair Value Measurements.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management has concluded that based on available information in the marketplace, the Partnership’s and the Funds’ Level 1 assets and liabilities are actively traded.

GAAP also requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Funds’ Level 2 assets and liabilities.

The Partnership and the Funds will separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the years ended December 31, 2010 and 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
December 31, 2010

		Quoted
		Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2010	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Funds	$19,030,434	$—	$19,030,434	$—
Futures	240,495	240,495	—	—

Total assets	19,270,929	240,495	19,030,434	—

Total fair value	$19,270,929	$240,495	$19,030,434	$—

		Quoted
		Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Funds	$22,541,943	$—	$22,541,943	$—
Futures	5,752	5,752	—	—

Total assets	22,547,695	5,752	22,541,943	—

Total fair value	$22,547,695	$5,752	$22,541,943	$—

d.	Futures Contracts. The Partnership and the Funds trade futures contracts and exchange-cleared swaps. Exchange-cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses.

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
December 31, 2010

The Funds do not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses.

f.	London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.

g.	Options. The Funds may purchase and write (sell) both exchange listed and over-the-counter (“OTC”) options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

h.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses.

GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements and requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements.

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. Generally, the 2007 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities. Management does not believe that there are any uncertain tax positions that require recognition of a tax liability.

i.	Subsequent Events. Management of the Partnership evaluates events that occur after the balance sheet date but before financial statements are filed. Management has assessed the subsequent events through the date of filing and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

j.	Net Income (Loss) per Unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 7, “Financial Highlights”.

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
December 31, 2010

3.	Agreements:

a.	Limited Partnership Agreement:

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

The General Partner, on behalf of the Partnership, has entered into management agreements (the “Management Agreement”) with Graham Capital Management, L.P. (“Graham”), Capital Fund Management SA (“CFM”), Willowbridge Associates Inc. (“Willowbridge”), Eckhardt Trading Company (“Eckhardt”) and SandRidge Capital L.P. (“SandRidge”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership. The Partnership will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the respective Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees and any redemptions or distributions as of the end of such month. Each Management Agreement may be terminated upon notice by either party.

In addition, the Partnership is obligated to pay each Advisor an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by each Advisor for the Partnership during each calender quarter, except Graham, which will receive an incentive fee of 10% of New Trading Profits on the first $5,000,000 and 20% of New Trading Profits for all such profits in excess of $5,000,000.

In allocating the assets of the Partnership among the trading advisors, the General Partner considers past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the trading advisors and may allocate assets to additional advisors at any time.

c.	Customer Agreement:

The Partnership has entered into a customer agreement (the “Customer Agreement”) which provides that the Partnership will pay CGM a monthly brokerage fee equal to 1/2 of 1% (6% per year) of month-end Net Assets, in lieu of brokerage fees on a per trade basis. CGM will pay a portion of its brokerage fees to its financial advisors who have sold Redeemable Units. Month-end Net Assets, for the purpose of calculating brokerage fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, incentive fee accruals, the monthly management fees and other expenses and any redemptions or distributions as of the end of such month. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. This fee may be increased or decreased at any time at CGM’s discretion upon written notice to the Partnership. The Partnership will pay for National Futures Association fees as well as exchange, clearing, user, give-up and floor brokerage fees (collectively the “clearing fees”) directly and through its investment in the Funds. All of the Partnership’s assets not held in the Funds’ accounts at CGM are deposited in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2010 and 2009, the amount of cash held for margin requirements

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
December 31, 2010

were $1,224,258 and $927,261, respectively. CGM has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The Partnership’s investments are in other funds which trade these instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreements between the Partnership and CGM and the Funds and CGM gives the Partnership and the Funds the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition.

All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The average number of futures contracts traded directly by the Partnership for the years ended December 31, 2010 and 2009 based on a monthly calculation, were 631 and 572, respectively. In prior year, the average contracts were based on a quarterly and not a monthly calculation. The amount for the year ended December 31, 2009 has been revised accordingly.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

The following tables indicate the gross fair values of derivative instruments of futures contracts as separate assets and liabilities as of December 31, 2010 and 2009.

December 31, 2010

Assets
Futures Contracts
Currencies	$206,190
Energy	5,317
Grains	14,281
Indices	19,159
Interest Rates U.S.	45,789
Interest Rates Non-U.S.	22,310
Livestock	280
Metals	35,295
Softs	525

Total unrealized appreciation on open futures contracts	$349,146

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
December 31, 2010

December 31, 2010

Liabilities
Futures Contracts
Currencies	$(47,113)
Energy	(2,251)
Indices	(56,542)
Interest Rates Non-U.S.	(2,745)

Total unrealized depreciation on open futures contracts	$(108,651)

Net unrealized appreciation on open futures contracts	$240,495 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

December 31, 2009

Assets
Futures Contracts
Currencies	$45,491
Energy	1,040
Grains	2,037
Indices	29,186
Interest Rates U.S.	450
Interest Rates Non-U.S.	2,416
Metals	3,638

Total unrealized appreciation on open futures contracts	$84,258

Liabilities
Futures Contracts
Currencies	$(19,397)
Energy	(1,294)
Grains	(400)
Indices	(30,482)
Interest Rates U.S.	(13,916)
Interest Rates Non-U.S.	(12,962)
Softs	(55)

Total unrealized depreciation on open futures contracts	$(78,506)

Net unrealized appreciation on open futures contracts	$5,752 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
December 31, 2010

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2010 and 2009.

	December 31, 2010	December 31, 2009
Sector	Gain (loss) from trading	Gain (loss) from trading

Currencies	$(204,265)	$534,378
Energy	(308,068)	(1,129,076)
Grains	6,402	(17,021)
Indices	(957,047)	1,917,690
Interest Rates U.S.	199,881	329,328
Interest Rates Non-U.S.	420,292	(94,185)
Livestock	(29,395)	(2,700)
Softs	53,269	(17,475)
Metals	69,063	26,515

Total	$(749,868)	$1,547,454

5.	Investment in Funds

The assets allocated to CFM for trading are invested directly pursuant to CFM’s Discus (1.5x Leverage) Program, a proprietary, systematic trading system.

On January 1, 2005, the assets allocated to Campbell and Company Inc. (“Campbell”) for trading were invested in the CMF Campbell Master Fund L.P. (“Campbell Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 18,800.3931 units of Campbell Master with cash equal to $18,587,905 and a contribution of open commodity futures and forward contracts with a fair value of $212,488. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using its Financial, Metal and Energy Large Portfolio (“FME”), a proprietary, systematic trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Campbell Master on May 31, 2009 for cash equal to $4,740,726.

On July 1, 2005, the assets allocated to Willowbridge for trading were invested in the CMF Willowbridge Argo Master Fund L.P. (“Willowbridge Master”), a limited partnership organized under the partnership laws of the State of New York. The partnership purchased 10,980.9796 units of Willowbridge Master with cash equal to $9,895,326 and a contribution of open commodity futures and forward contracts with a fair value of $1,085,654. Willowbridge Master was formed in order to permit commodity pools managed now or in the future by Willowbridge using its Argo Trading System, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process.

On April 1, 2006, the assets allocated to Graham for trading were invested in the CMF Graham Capital Master Fund, L.P. (“Graham Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 11,192.9908 units of Graham Master with cash equal to $11,192,991. Graham Master was formed in order to permit commodity pools managed now or in the future by Graham using its K4D-12.5 Program, a proprietary, systematic trading system to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
December 31, 2010

On April 1, 2008, the assets allocated to Eckhardt for trading were invested in CMF Eckhardt Master Fund L.P. (“Eckhardt Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 7,000.0000 Units of Eckhardt Master with cash equal to $7,000,000. Eckhardt Master was formed in order to permit commodity pools managed now or in the future by Eckhardt using its Standard Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Eckhardt Master. Individual and pooled accounts currently managed by Eckhardt, including the Partnership, are permitted to be limited partners of Eckhardt Master. The General Partner and Eckhardt believe that trading through this structure should promote efficiency and economy in the trading process.

On June 1, 2009, the assets allocated to SandRidge for trading were in invested in the CMF SandRidge Master Fund L.P. (“SandRidge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 2,086.0213 units of SandRidge Master with cash equal to $4,288,986. SandRidge Master was formed in order to permit commodity pools managed now or in the future by SandRidge using its Energy Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of SandRidge Master. Individual and pooled accounts currently managed by SandRidge, including the Partnership, are permitted to be limited partners of SandRidge Master. The General Partner and SandRidge believe that trading through this structure should promote efficiency and economy in the trading process.

The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2010.

Graham Master’s, Willowbridge Master’s, Eckhardt Master’s and SandRidge Master’s (collectively the “Funds”) and the Partnership’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with CGM.

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

Management and incentive fees are charged at the Partnership level. All clearing fees are borne by the Partnership directly and through its investment in the Funds. All other fees including CGM’s direct brokerage fees are charged at the Partnership level.

As of December 31, 2010, the Partnership owned approximately 2.1%, 3.2%, 25.0% and 0.6%, of Willowbridge Master, Graham Master, Eckhardt Master and SandRidge Master, respectively. As of December 31, 2009, the Partnership owned approximately 2.3%, 4.6%, 28.5% and 0.6%, of Willowbridge Master, Graham Master, Eckhardt Master and SandRidge Master, respectively. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
December 31, 2010

Summarized information reflecting the total assets, liabilities and capital for the Funds are shown in the following tables.

	December 31, 2010
	Total	Total	Total
	Assets	Liabilities	Capital

Willowbridge Master	$216,360,362	$61,729	$216,298,633
Graham Master	168,973,503	48,832	168,924,671
Eckhardt Master	23,748,773	62,448	23,686,325
SandRidge Master	581,631,311	52,896,054	528,735,257

Total	$990,713,949	$53,069,063	$937,644,886

	December 31, 2009
	Total	Total	Total
	Assets	Liabilities	Capital

Willowbridge Master	$231,147,799	$42,482	$231,105,317
Graham Master	171,238,199	25,939	171,212,260
Eckhardt Master	17,383,619	63,160	17,320,459
SandRidge Master	715,621,327	30,711,834	684,909,493

Total	$1,135,390,944	$30,843,415	$1,104,547,529

Summarized information reflecting the net gain (loss) from trading, total income (loss) and net income (loss) for the Funds are shown in the following tables.

	For the Year Ended December 31, 2010
	Gain (Loss) from	Total Income	Net Income
	Trading, net	(Loss)	(Loss)

Willowbridge Master	$(8,681,294)	$(8,453,112)	$(8,840,226)
Graham Master	12,799,867	12,950,502	12,355,345
Eckhardt Master	5,378,965	5,394,025	5,208,688
SandRidge Master	(132,752,741)	(132,183,397)	(133,838,532)

Total	$(123,255,203)	$(122,291,982)	$(125,114,725)

	For the Year Ended December 31, 2009
	Gain (Loss) from	Total Income	Net Income
	Trading, net	(Loss)	(Loss)

Willowbridge Master	$(42,016,964)	$(41,821,187)	$(42,198,191)
Campbell Master	(2,923,817)	(2,860,109)	(2,974,707)
Graham Master	12,468,065	12,593,321	11,932,221
Eckhardt Master	(617,648)	(604,361)	(743,158)
SandRidge Master	99,192,706	99,581,610	98,747,670

Total	$66,102,342	$66,889,274	$64,763,835

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
December 31, 2010

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds are shown in the following tables.

	% of					Net
	Partnership’s			Expenses		Income	Investment	Redemptions
Funds	Net Assets	Fair Value	Income (Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted

For the year ended December 31, 2010
Willowbridge Master	17.20%	$4,427,857	$(147,584)	$5,399	$1,947	$(154,930)	Commodity Portfolio	Monthly
Graham Master	21.01%	5,410,815	339,632	17,969	3,962	317,701	Commodity Portfolio	Monthly
Eckhardt Master	22.97%	5,913,996	1,452,937	29,622	22,616	1,400,699	Commodity Portfolio	Monthly
SandRidge Master	12.73%	3,277,766	(740,097)	7,312	2,193	(749,602)	Energy Portfolio	Monthly

Total		$19,030,434	$904,888	$60,302	$30,718	$813,868

	% of					Net
	Partnership’s			Expenses		Income	Investment	Redemptions
Funds	Net Assets	Fair Value	Income (Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted

For the year ended December 31, 2009
Willowbridge Master	16.77%	$5,353,814	$(1,222,403)	$8,992	$1,693	$(1,233,088)	Commodity Portfolio	Monthly
Campbell Master	0.00%	—	(272,274)	1,386	1,144	(274,804)	Commodity Portfolio	Monthly
Graham Master	24.71%	7,889,836	623,451	31,816	2,357	589,278	Commodity Portfolio	Monthly
Eckhardt Master	15.46%	4,935,342	(175,801)	14,260	26,096	(216,157)	Commodity Portfolio	Monthly
SandRidge Master	13.67%	4,362,951	309,373	2,363	738	306,272	Energy Portfolio	Monthly

Total		$22,541,943	$(737,654)	$58,817	$32,028	$(828,499)

6.	Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem their Redeemable Units at their net asset value per Redeemable Unit as of the last day of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions.

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
December 31, 2010

7.	Financial Highlights:

Changes in the net asset value per unit for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008

Net realized and unrealized gains (losses)*	$(94.56)	$(83.99)	$259.03
Interest income	1.39	1.28	18.06
Expenses**	(44.99)	(59.72)	(61.79)

Increase (decrease) for the year	(138.16)	(142.43)	215.30
Net asset value per unit, beginning of year	1,724.57	1,867.00	1,651.70

Net asset value per unit, end of year	$1,586.41	$1,724.57	$1,867.00

Ratios to average net assets:
Net investment income (loss) before incentive fees***	(9.7)%	(9.2)%	(8.1)%

Operating expenses	9.8	9.3%	9.2%
Incentive fees	—	0.9	1.2%

Total expenses	9.8	10.2%	10.4%

Total return:
Total return before incentive fees	(8.0)%	(6.7)%	14.4%
Incentive fees	—	(0.9)	(1.4)%

Total return after incentive fees	(8.0)%	(7.6)%	13.0%

*	Includes brokerage fees.

**	Excludes brokerage fees.

***	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

8.	Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or OTC. Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
December 31, 2010

The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.

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

As both a buyer and seller of options, the Funds pay or receive a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Funds to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Funds do not consider these contracts to be guarantees.

The General Partner monitors and attempts to control the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures and exchange cleared swaps, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Funds’ business, these instruments may not be held to maturity.

     Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2010 and 2009 are summarized below:

	For the period from	For the period from	For the period from	For the period from
	October 1, 2010 to	July 1, 2010 to	April 1, 2010 to	January 1, 2010 to
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Net realized and unrealized trading gains (losses) net of brokerage fees and clearing fees including interest income	$967,300	$(956,672)	$(369,517)	$(1,403,950)
Net income (loss)	$881,030	$(1,234,892)	$(595,802)	$(1,599,156)
Increase (decrease) in net asset value per unit	$53.70	$(71.46)	$(34.46)	$(85.94)

	For the period from	For the period from	For the period from	For the period from
	October 1, 2009 to	July 1, 2009 to	April 1, 2009 to	January 1, 2009 to
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses) net of brokerage fees and clearing fees including interest income	$(2,111,451)	$1,674,965	$(367,041)	$(943,049)
Net income (loss)	$(2,331,061)	$1,247,328	$(604,963)	$(1,304,769)
Increase (decrease) in net asset value per unit	$(124.36)	$63.22	$(24.52)	$(56.77)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     PricewaterhouseCoopers LLP (“PwC”) was previously the principal accountant for the Partnership through July 22, 2009. On July 22, 2009, PwC was dismissed as principal accountant and on July 23, 2009, Deloitte & Touche LLP (“Deloitte”) was engaged as the independent registered public accounting firm. The decision to change accountants was approved by the General Partner of the Partnership.
     In connection with the audit of the fiscal year ended December 31, 2008, and through July 22, 2009, there were no disagreements with PwC, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference thereto in their report on the financial statements for the corresponding year.
     The audit report of PwC on the financial statements of the Partnership as of and for the year ended December 31, 2008, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principle.
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
     The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
     The report included in “Item 8. Financial Statements and Supplementary Data.” includes management’s report on internal control over financial reporting (“Management’s Report”).
     There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Item 9B. Other Information.
None

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The Partnership has no officers, directors or employees and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.
     The officers and directors of the General Partner are Walter Davis (President and Chairman of the Board of Directors), Jennifer Magro (Chief Financial Officer and Director), Michael McGrath (Director), Douglas J. Ketterer (Director), Ian Bernstein (Director), Harry Handler (Director), Patrick T. Egan (Director) and Alper Daglioglu (Director). Each director of the General Partner holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) Morgan Stanley Smith Barney Holdings LLC, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.
     Walter Davis, age 46, is President and Chairman of the Board of Directors of the General Partner (since June 2010). Mr. Davis was registered as an associated person of the General Partner and listed as a principal in June 2010. Mr. Davis is responsible for the oversight of the General Partner’s funds and accounts. Prior to the combination of Demeter Management LLC (“Demeter”) and the General Partner effective December 1, 2010, Mr. Davis served as Chairman of the Board of Directors and President of Demeter, a registered commodity pool operator. Mr. Davis was a principal and associated person of Demeter from May 2006 to December 2010 and July 2006 to December 2010, respectively. Mr. Davis was an associated person of Morgan Stanley DW Inc., a financial services firm, from August 2006 to April 2007, when, because of the merger of Morgan Stanley DW Inc. into Morgan Stanley & Co. Incorporated (“MS & Co.”), a global financial services firm, he became an associated person of MS & Co. (due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc.). Prior to becoming an associated person in August 2006, Mr. Davis was responsible for overseeing the sales and marketing of MS & Co.’s managed futures funds to high net worth and institutional investors on a global basis. Mr. Davis withdrew as an associated person of MS & Co. in June 2009. Mr. Davis has been an associated person of Morgan Stanley Smith Barney LLC since June 2009. Morgan Stanley Smith Barney LLC is registered as a broker-dealer with FINRA, an investment adviser with the SEC and a futures commission merchant with the CFTC. Mr. Davis is a Managing Director of Morgan Stanley Smith Barney LLC and the Director of Morgan Stanley Smith Barney LLC’s Managed Futures Department. Prior to joining Morgan Stanley in September 1999, Mr. Davis worked for Chase Manhattan Bank’s Alternative Investment Group from January 1992 until September 1999, where his principal duties included marketing managed futures funds to high net worth investors, as well as developing and structuring managed futures funds. Throughout his career, Mr. Davis has been involved with the development, management and marketing of a diverse array of commodity pools, hedge funds and other alternative investment vehicles. Mr. Davis received an MBA in Finance and International Business from the Columbia University Graduate School of Business in 1992 and a BA in Economics from the University of the South in 1987.
     Jennifer Magro, age 39, is Chief Financial Officer and Director of the General Partner (since October 2006 and May 2005, respectively). Ms. Magro was listed as a principal in June 2005. Ms. Magro served as Vice President and Secretary of the General Partner from August 2001 to December 2010 and June 2010 to December 2010, respectively. She was also a Managing Director of Citi Alternative Investments (“CAI”), a division of Citigroup that administered its hedge fund and fund of funds business, and was Chief Operating Officer of CAI’s Hedge Fund Management Group from October 2006 to July 2009. Ms. Magro is responsible for the financial, administrative and operational functions of the General Partner. She is also responsible for the accounting and financial and regulatory reporting of the General Partner’s managed futures funds. From March 1999 to July 2009, Ms. Magro was responsible for the accounting and financial and regulatory reporting of Citigroup’s managed futures funds. She had similar responsibilities with CAI’s Hedge Fund Management Group (from October 2006 to July 2009). Prior to joining the General Partner in January 1996, Ms. Magro was employed by Prudential Securities Inc., a securities brokerage services company, (from July 1994) as a staff accountant whose duties included the calculation of net asset values for commodity pools and real estate investment products. Ms. Magro received a BS in Accounting from the State University of New York, Oswego in 1993.
     Michael McGrath, age 41, has been a Director of the General Partner since June 2010. Mr. McGrath was listed as a principal in June 2010. Mr. McGrath was a principal and Director of Demeter from May 2006 until Demeter’s combination with the General Partner in December 2010. Mr. McGrath is a Managing Director of Morgan Stanley Smith Barney LLC and currently serves as the Head of Alternative Investments for the Global Wealth Management Group of Morgan Stanley Smith Barney LLC. He also serves on the Management Committee of the Global Wealth Management Group. Prior to his current role, Mr. McGrath served as the Director of Product Management for the Consulting Services Group in Morgan Stanley as well as the Chief Operating Officer for Private Wealth Management North America and Private Wealth Management Latin America (the Americas) and the Director of Product Development for Morgan Stanley’s Global Wealth Management Group. Mr. McGrath served as a Managing Director of Morgan Stanley from May 2004 until May 2009, when Mr. McGrath became a Managing Director of Morgan Stanley Smith Barney LLC. Mr. McGrath joined Morgan Stanley from Nuveen Investments, a publicly traded investment management company headquartered in Chicago, Illinois, where he worked from July 2001 to May 2004. At Nuveen Investments, Mr. McGrath served as a Managing Director and oversaw the development of alternative investment products catering to high net worth investors. Mr. McGrath received his BA degree from Saint Peters College in 1990, and currently serves on the school’s Board of Regents. He received his MBA in Finance from New York University in 1996.
     Douglas J. Ketterer, age 45, has been a Director of the General Partner since December 2010. Mr. Ketterer was listed as a principal in December 2010. Mr. Ketterer was a principal of Demeter from October 2003 until Demeter’s combination with the General Partner in December 2010. Mr. Ketterer is a Managing Director and Head of the U.S. Private Wealth Management Group within Morgan Stanley Smith Barney LLC. Mr. Ketterer joined MS & Co. in March 1990 and has served in many roles in the corporate finance/investment banking, asset management, and wealth management divisions of the firm; most recently as Chief Operating Officer, Wealth Management Group and Head of the Products Group with responsibility for a number of departments (including, among others, the Alternative Investments Group, Consulting Services Group, Annuities & Insurance Department and Retirement & Equity Solutions Group) which offered products and services through MS & Co.’s Global Wealth Management Group. Mr. Ketterer received his MBA from New York University’s Leonard N. Stern School of Business and his BS in Finance from the University at Albany’s School of Business.
     Ian Bernstein, age 48, is a Director of the General Partner. Mr. Bernstein has been a Director, and listed as a principal of the General Partner since December 2010. Mr. Bernstein held various positions, including Managing Director, within the Capital Markets group at Morgan Stanley DW Inc. from October 1984 to April 2007, when Morgan Stanley DW Inc. was merged into, its institutional affiliate, MS & Co. and became the Global Wealth Management Division of MS & Co. Mr. Bernstein first served as a Managing Director with MS & Co. in March 2004, prior to its merger with Morgan Stanley DW Inc. Since June 1, 2009, Mr. Bernstein has served as a Managing Director of Capital Markets at Morgan Stanley Smith Barney LLC, a new broker-dealer formed as a result of a joint venture between Citigroup and Morgan Stanley. The respective retail business of MS & Co. and Citigroup (formerly known as Smith Barney) was contributed to Morgan Stanley Smith Barney LLC. Mr. Bernstein has continued as Managing Director of both Morgan Stanley Smith Barney LLC, the retail broker-dealer, and MS & Co., the institutional broker-dealer, up to the present. Mr. Bernstein received his MBA from New York University’s Leonard N. Stern School of Business in 1988, and his BA from the University of Buckingham in 1980.
     Harry Handler, age 51, has been a Director of the General Partner since December 2010. Mr. Handler became registered as an associated person of the General Partner and listed as a principal in December 2010. Mr. Handler was a principal and associated person of Demeter from May 2005 until Demeter’s combination with the General Partner in December 2010, and from April 2006 until December 2010, respectively. He has been an associate member of the NFA since August 1985. Mr. Handler was an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 to April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS & Co., he became an associated person of MS & Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS & Co. in June 2009. Mr. Handler has been an associated person of Morgan Stanley Smith Barney LLC since June 2009. Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney LLC in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980’s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a BA degree and a double major in History and Political Science.
     Patrick T. Egan, age 41, has been a Director of the General Partner since December 2010. Mr. Egan became registered as an associated person of the General Partner and listed as a principal in December 2010. Mr. Egan has been an associate member of the NFA since December 1997. He has been an associated person of Morgan Stanley Smith Barney LLC since November 2010. Mr. Egan was an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1998 to April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS & Co., he became an associated person of MS & Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Egan withdrew as an associated person of MS & Co. in November 2010. Mr. Egan is an Executive Director at Morgan Stanley Smith Barney LLC and currently serves as the Co- Chief Investment Officer for Morgan Stanley Smith Barney LLC’s Managed Futures Department. Prior to his current role, Mr. Egan served as the Head of Due Diligence & Manager Research for Morgan Stanley’s Managed Futures Department from October 2003 until the formation of Morgan Stanley Smith Barney LLC in June 2009. From March 1993 through September 2003, Mr. Egan was an analyst and manager within the Managed Futures Department for Morgan Stanley DW Inc., and its predecessor firm, Dean Witter Reynolds, Inc., a financial services firm, with his primary responsibilities being dedicated to the product development, due diligence, investment analysis and risk management of the firm’s commodity pools. Mr. Egan began his career in August 1991, joining Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., until March 1993 when he joined the firm’s Managed Futures Department. Mr. Egan received a Bachelor of Business Administration with a concentration in Finance from the University of Notre Dame in May 1991. Mr. Egan is a former Director to the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms, from November 2004 to October 2006 and November 2006 to October 2008.
     Alper Daglioglu, age 33, has been a Director, and listed as a principal of the General Partner since December 2010. Mr. Daglioglu is an Executive Director at Morgan Stanley Smith Barney LLC and the Co-Chief Investment Officer for Morgan Stanley Smith Barney LLC’s Managed Futures Department. Mr. Daglioglu also serves on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group. Prior to his current role, Mr. Daglioglu was a Senior Analyst at the Product Origination Group within Morgan Stanley Managed Futures Department from December 2003 until the formation of Morgan Stanley Smith Barney LLC in June 2009. In addition to his responsibilities within Managed Futures Department, Mr. Daglioglu was also the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 to June 2009. Mr. Daglioglu served as a consultant at the Product Origination Group within Morgan Stanley Managed Futures Department from June 2003 to November 2003. Mr. Daglioglu received a BS degree in Industrial Engineering from Galatasaray University in June 2000 and a MBA degree in Finance from the University of Massachusetts-Amherst’s Isenberg School of Management in May 2003. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charterholder.
     The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors, and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.
     The Partnership has no directors or officers. Its affairs are managed by the General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage fees for such services, as described under “Item 1. Business.” Brokerage fees including clearing fees of $1,925,364 were earned by CGM for the year ended December 31, 2010. Management fees of $554,408 were earned by the Advisors for the year ended December 31, 2010. There were no incentive fees earned by the Advisors for the year ended December 31, 2010. An Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     (a) Security ownership of certain beneficial owners. As of February 28, 2011, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.
     (b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.
The following table indicates securities owned by management as of December 31, 2010:

(3) Amount and
	(2) Name of	Nature of
	Beneficial	Beneficial	(4) Percent of
(1) Title of Class	Owner	Ownership	Class
General Partner units equivalents	General Partner	196.3844	1.2%
     (c) Changes in control. None.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     (a) Transactions with related persons. None.
     (b) Review, approval or ratification of transactions with related persons. Not applicable.
     (c) Promoters and certain control persons. CGM and the General Partner would be considered promoters for purposes of item 404(c) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under “Item 1. Business,” “Item 8. Financial Statements and Supplementary Data” and “Item 11. Executive Compensation.”

Item 14. Principal Accountant Fees and Services.
     (1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte in the year ended December 31, 2010 and the period from July 23, 2009 through December 31, 2009, PwC in the period from January 1, 2009 through July 22, 2009 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

	Deloitte		PwC
2010	$54,300		N/A
2009	$59,500	(1)	$4,600	(2)

(1) For the period July 23, 2009 to December 31, 2009.
(2) For the period January 1, 2009 to July 22, 2009.
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

2010	$21,000

2009	$20,000
     (4) All Other Fees. None.
     (5) Not Applicable.
     (6) Not Applicable.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements:
     Statements of Financial Condition at December 31, 2010 and 2009.
     Condensed Schedules of Investments at December 31, 2010 and 2009.
     Statements of Income and Expenses for the years ended December 31, 2010, 2009 and 2008.
     Statements of Changes in Partners’ Capital for the years ended December 31, 2010, 2009 and 2008.
     Notes to Financial Statements
(2) Exhibits:

3.1	(a)	Certificate of Limited Partnership dated May 10, 1994 (filed as Exhibit 3.1(a) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

	(b)	Certificate of Amendment of the Certificate of Limited Partnership dated July 31, 1995 (filed as Exhibit 3.1(b) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

	(c)	Certificate of Amendment of the Certificate of Limited Partnership dated October 1, 1999 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

	(d)	Certificate of Change of the Certificate of Limited Partnership effective January 31, 2000 (filed as Exhibit 3.1(d) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

	(e)	Certificate of Amendment of the Certificate of Limited Partnership dated May 21, 2003 (filed as Exhibit 3.1(e) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

	(f)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(f) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

	(g)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(g) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

	(h)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009).

3.2		Limited Partnership Agreement (attached as Exhibit A to the Registration Statement on Form S-1 filed on May 29, 1996 and incorporated herein by reference).

10.1		Customer Agreement between the Partnership and Smith Barney (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on May 29, 1996 and incorporated herein by reference).

10.2		Form of Subscription Agreement (attached as Exhibit B to the Registration Statement on Form S-1 filed on May 29, 1996 and incorporated herein by reference).

10.3		Form of Escrow Agreement (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

10.4	(a)	Management Agreement among the Partnership, the General Partner and Willowbridge Associates Inc. (filed as Exhibit 10.7 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed on March 30, 1998 and incorporated herein by reference).

	(b)	Letter extending Management Agreement with Willowbridge Associates Inc. for 2010 (dated June 1, 2010 and filed herein).

10.6	(a)	Management Agreement among the Partnership, the General Partner and Graham Capital Management L.P. (filed as Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on March 29, 2001 and incorporated herein by reference).

	(b)	Letter extending Management Agreement with Graham Capital Management L.P. for 2010 (dated June 1, 2010 and filed herein).

10.7	(a)	Amended and Restated Management Agreement among the Partnership, the General Partner and Capital Fund Management (dated October 29, 2010 and filed herein).

10.8	(a)	Management Agreement among the Partnership, the General Partner and Eckhardt Trading Company (filed as Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed on August 14, 2008 and incorporated herein by reference).

	(b)	Letter extending Management Agreement with Eckhardt Trading Company for 2010 (dated June 1, 2010 and filed herein).

10.9	(a)	Management Agreement among the Partnership, the General Partner and SandRidge Capital, LP (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 2, 2009 incorporated herein by reference).

	(b)	Letter extending Management Agreement with SandRidge Capital, LP for 2010 (dated June 1, 2010 and filed herein).

10.10		Joinder Agreement among the Partnership, Citigroup Managed Futures LLC, Citigroup Global Markets Inc. and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 filed August 14, 2009 and incorporated herein by reference).

16.1	(a)	Letter Regarding Change of Certifying Accountant (filed as Exhibit 16 to the Current Report on Form 8-K filed on July 24, 2009 and incorporated herein by reference).

	(b)	Letter Regarding Change of Certifying Accountant (filed as Exhibit 16.1 to Current Report on Form 8-K filed on July 1, 2008 and incorporated herein by reference).

99.1		Financial Statements of CMF Willowbridge Argo Master Fund

99.2		Financial Statements of CMF Graham Capital Master Fund L.P.

99.3		Financial Statements of CMF SandRidge Master L.P.

99.4		Financial Statements of CMF Eckhardt Master Fund L.P.

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2	—	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

32.1	—	Section 1350 Certification (Certification of President and Director).

32.2	—	Section 1350 Certification (Certification of Chief Financial Officer and Director).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diversified Multi-Advisor Futures Fund L.P. II
By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis,
President & Director
Date: March 31, 2011

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Walter Davis	/s/ Ian Bernstein	/s/ Patrick T. Egan

Walter Davis President and Director Ceres Managed Futures LLC Date: March 31, 2011	Ian Bernstein Director Ceres Managed Futures LLC Date: March 31, 2011	Patrick T. Egan Director Ceres Managed Futures LLC Date: March 31, 2011

/s/ Jennifer Magro	/s/ Michael McGrath	/s/ Alper Daglioglu

Jennifer Magro Chief Financial Officer and Director (Principal Accounting Officer) Ceres Managed Futures LLC Date: March 31, 2011	Michael McGrath Director Ceres Managed Futures LLC Date: March 31, 2011	Alper Daglioglu Director Ceres Managed Futures LLC Date: March 31, 2011

/s/ Douglas J. Ketterer Douglas J. Ketterer Director Ceres Managed Futures LLC Date: March 31, 2011	/s/ Harry Handler Harry Handler Director Ceres Managed Futures LLC Date: March 31, 2011
Supplemental Information To Be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 of the Act.
Annual Report to Limited Partners
No proxy material has been sent to Limited Partners.