Form 10-Q
period 2011-03-31
DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P. II
filed 2011-05-16
CIK 923660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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
Yes       No X
As of April 30, 2011, 15,393.9812 Limited Partnership Redeemable Units were outstanding.

DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P. II
FORM 10-Q

PART I
Item 1. Financial Statements
Diversified Multi-Advisor Futures Fund L.P. II
Statements of Financial Condition

	(Unaudited)
	March 31,	December 31,
	2011	2010
Assets:
Investment in Funds, at fair value	$18,479,900	$19,030,434
Equity in trading account:
Cash	5,963,824	5,731,113
Cash margin	1,057,200	1,224,258
Net unrealized appreciation on open futures contracts	334,446	240,495

	25,835,370	26,226,300
Interest receivable	287	463

Total assets	$25,835,657	$26,226,763

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$12,486	$—
Accrued expenses:
Brokerage fees	129,116	131,134
Management fees	42,622	43,327
Other	120,764	99,561
Redemptions payable	216,381	203,384

Total liabilities	521,369	477,406

Partners’ Capital:
General Partner, 196.3844 unit equivalents at March 31, 2011 and December 31, 2010	312,939	311,546
Limited Partners, 15,689.5694 and 16,034.8072 Redeemable Units outstanding at March 31, 2011 and December 31, 2010, respectively	25,001,349	25,437,811

Total partners’ capital	25,314,288	25,749,357

Total liabilities and partners’ capital	$25,835,657	$26,226,763

Net asset value per unit	$1,593.50	$1,586.41

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P. II
Condensed Schedule of Investments
March 31, 2011
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	165	221,089	0.87%
Energy	10	13,750	0.06
Grains	12	19,592	0.08
Indices	46	27,851	0.11
Interest Rates Non-U.S.	130	(11,533)	(0.04)
Interest Rates U.S.	64	(12,030)	(0.05)
Livestock	1	3,550	0.01
Metals	8	26,070	0.10
Softs	3	458	0.00 *

Total futures contracts purchased		288,797	1.14

Futures Contracts Sold
Currencies	15	46,387	0.18
Grains	3	(2,750)	(0.01)
Indices	1	(416)	0.00 *
Interest Rates Non-U.S.	17	3,228	0.01
Metals	1	(800)	(0.00)*

Total futures contracts sold		45,649	0.18

Unrealized Appreciation on Open Forward Contracts
Metals	56	185,411	0.73

Total unrealized appreciation on open forward contracts		185,411	0.73

Unrealized Depreciation on Open Forward Contracts
Metals	54	(197,897)	(0.78)

Total unrealized depreciation on open forward contracts		(197,897)	(0.78)

Investment in Funds
CMF Willowbridge Argo Master Fund L.P.		3,872,923	15.30
CMF Graham Capital Master Fund L.P.		4,771,880	18.85
CMF Eckhardt Master Fund L.P.		6,708,293	26.50
CMF SandRidge Master Fund L.P.		3,126,804	12.35

Total investment in Funds		18,479,900	73.00

Net fair value		$18,801,860	74.27%

*	Due to rounding.
See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P. II
Condensed Schedule of Investments
December 31, 2010

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	79	$206,190	0.80%
Energy	3	5,317	0.02
Grains	8	14,281	0.05
Livestock	1	280	0.00 *
Indices	194	(36,833)	(0.14)
Interest Rates Non-U.S.	81	19,565	0.08
Interest Rates U.S.	69	45,789	0.18
Metals	4	35,295	0.14
Softs	1	525	0.00 *

Total futures contracts purchased		290,409	1.13

Futures Contracts Sold
Currencies	30	(47,113)	(0.19)
Energy	1	(2,251)	(0.01)
Indices	1	(550)	(0.00)

Total futures contracts sold		(49,914)	(0.20)

Investment in Funds
CMF Willowbridge Argo Master Fund L.P.		4,427,857	17.20
CMF Graham Capital Master Fund L.P.		5,410,815	21.01
CMF Eckhardt Master Fund L.P.		5,913,996	22.97
CMF SandRidge Master Fund L.P.		3,277,766	12.73

Total investment in Funds		19,030,434	73.91

Net fair value		$19,270,929	74.84%

*	Due to rounding.
See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P. II
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Investment Income:
Interest income	$1,369	$1,146
Interest income from investment in Funds	3,603	2,447

Total investment income (loss)	4,972	3,593

Expenses:
Brokerage fees including clearing fees	433,320	512,868
Management fees	128,398	149,229
Other	42,993	45,977

Total expenses	604,711	708,074

Net investment income (loss)	(599,739)	(704,481)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	448,157	175,407
Net realized gains (losses) on investment in Funds	684,039	(951,523)
Change in net unrealized gains (losses) on open contracts	81,465	53,756
Change in net unrealized gains (losses) on investments in Funds	(499,270)	(172,315)

Total trading results	714,391	(894,675)

Net income (loss)	114,652	(1,599,156)
Redemptions — General Partner	—	(125,000)
Redemptions — Limited Partners	(549,721)	(868,843)

Net increase (decrease) in Partners’ Capital	(435,069)	(2,592,999)
Partners’ Capital, beginning of period	25,749,357	31,924,681

Partners’ Capital, end of period	$25,314,288	$29,331,682

Net asset value per unit (15,885.9538 and 17,900.1413 units outstanding at March 31, 2011 and 2010, respectively)	$1,593.50	$1,638.63

Net income (loss) per unit*	$7.09	$(85.94)

Weighted average units outstanding	16,135.8789	18,337.5392

*	Based on change in net asset value per unit.
See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
March 31, 2011
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
     Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2010, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of March 31, 2011, all trading decisions for the Partnership are made by the Advisors (defined below).
     As of March 31, 2011, all trading decisions are made for the Partnership by Capital Fund Management S.A. (“CFM”), Graham Capital Management L.P. (“Graham”), Willowbridge Associates Inc. (“Willowbridge”), Eckhardt Trading Company (“Eckhardt”) and SandRidge Capital L.P. (“SandRidge”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to CFM directly, whereas the Partnership invests the portion of its assets allocated to each of the other Advisors indirectly through investments in master funds.
     The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.
     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2011 and December 31, 2010, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2011 and 2010. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.
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

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
March 31, 2011
(Unaudited)
2. Financial Highlights:
     Changes in net asset value per unit for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31,
	2011	2010
Net realized and unrealized gains (losses)*	$17.41	$(75.49)
Interest income	0.30	0.19
Expenses **	(10.62)	(10.64)

Increase (decrease) for the period	7.09	(85.94)
Net asset value per unit, beginning of period	1,586.41	1,724.57

Net asset value per unit, end of period	$1,593.50	$1,638.63

*	Includes brokerage fees.

**	Excludes brokerage fees.

	Three Months Ended
	March 31,
	2011	2010
Ratio to average net assets:***
Net investment income (loss) before incentive fees****	(9.5)%	(9.5)%

Operating expenses	9.6%	9.6%
Incentive fees	—%	—%

Total expenses	9.6%	9.6%

Total return:
Total return before incentive fees	0.4%	(5.0)%
Incentive fees	—%	—%

Total return after incentive fees	0.4%	(5.0)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

*****	Due to rounding.
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
     The customer agreements between the Partnership and CGM and the Funds and CGM give the Partnership and the Funds the legal right to net unrealized gains and losses on open futures contracts and open forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and on open forward contracts on the Statements of Financial Condition.
     All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended March 31, 2011 and 2010 were 549 and 676, respectively. The monthly average number of metals forward contracts traded during the three months ended March 31, 2011 was 110. There were no metals forward contracts traded during the three months ended March 31, 2010.
     Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
March 31, 2011
(Unaudited)
affected by trading performance and redemptions.
     The following tables indicate the gross fair values of derivative instruments of futures and forward contracts traded directly by the Partnership as separate assets and liabilities as of March 31, 2011 and December 31, 2010.

March 31, 2011
Assets
Futures Contracts
Currencies	$272,520
Energy	13,820
Grains	22,129
Indices	29,685
Interest Rates U.S.	453
Interest Rates Non-U.S.	11,084
Livestock	3,550
Metals	26,070
Softs	4,525

Total unrealized appreciation on open futures contracts	$383,836

Liabilities
Futures Contracts
Currencies	$(5,044)
Energy	(70)
Grains	(5,287)
Indices	(2,250)
Interest Rates U.S.	(12,483)
Interest Rates Non-U.S.	(19,389)
Metals	(800)
Softs	(4,067)

Total unrealized depreciation on open futures contracts	$(49,390)

Net unrealized depreciation on open futures contracts	$334,446 *

March 31, 2011
Assets
Forward Contracts
Metals	$185,411

Total unrealized appreciation on open forwards contracts	$185,411

Liabilities
Forward Contracts
Metals	$(197,897)

Total unrealized depreciation on open forwards contracts	$(197,897)

Net unrealized depreciation on open forwards contracts	$(12,486)**

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

December 31, 2010
Assets
Futures Contracts
Currencies	$206,190
Energy	5,317
Grains	14,281
Indices	19,159
Interest Rates U.S.	45,789
Interest Rates Non-U.S.	22,310
Livestock	280
Metals.	35,295
Softs.	525

Total unrealized appreciation on open futures contracts	$349,146

Liabilities
Futures Contracts
Currencies	$(47,113)
Energy	(2,251)

December 31, 2010
Indices	(56,542)
Interest Rates Non-U.S.	(2,745)

Total unrealized depreciation on open futures contracts	$(108,651)

Net unrealized appreciation on open futures contracts	$240,495 *

•	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
March 31, 2011
(Unaudited)
The following tables indicate the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2011 and 2010.

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
	Gain (loss) from	Gain (loss) from
Sector	trading	trading
Currencies	$295,759	$(150,702)
Energy	29,245	38,004
Grains	12,061	(29,731)
Indices	255,466	(52,095)
Interest Rates U.S.	109,295	245,284
Interest Rates Non-U.S.	(253,036)	225,149
Livestock	(3,700)	(4,630)
Softs	(17,962)	(13,656)
Metals	102,494	(28,460)

Total	$529,622	$229,163

4. Fair Value Measurements:
     Partnership’s and the Funds’ Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.
     Partnership’s and the Funds’ Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management has concluded that based on available information in the marketplace, the Partnership’s and the Funds’ Level 1 assets and liabilities are actively traded.
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
     The Partnership and the Funds will separately present purchases, sales, issuances, and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
     The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in Funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in Funds reflects its proportional interest in the Funds. As of and for the periods ended March 31, 2011 and December 31, 2010, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
March 31, 2011
(Unaudited)

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	3/31/2011	(Level 1)	(Level 2)	(Level 3)
Assets
Investment in Funds	$18,479,900	$—	$18,479,900	$—
Futures	383,836	383,836	—	—
Forwards	185,411	185,411	—	—

Total Assets	19,049,147	569,247	18,479,900	—

Liabilities
Futures	49,390	49,390	—	—
Forwards	197,897	197,897	—	—

Total Liabilities	247,287	247,287	—	—

Net fair value	$18,801,860	$321,960	$18,479,900	$—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	12/31/2010*	(Level 1)	(Level 2)	(Level 3)
Assets
Investment in Funds	$19,030,434	$—	$19,030,434	$—
Futures	349,146	349,146	—	—

Total Assets	19,379,580	349,146	19,030,434	—

Liabilities
Futures	108,651	108,651	—	—

Net fair value	$19,270,929	$240,495	$19,030,434	$—

*	The amounts have been reclassified from the December 31, 2010 prior year financial statements to conform to current year presentation based on new fair value guidance.
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
     On April 1, 2006, the assets allocated to Graham for trading were invested in CMF Graham Capital Master Fund L.P. (“Graham Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 11,192.9908 units of Graham Master with cash equal to $11,192,991. Graham Master was formed in order to permit commodity pools managed now or in the future by Graham using its K4D-15V Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.
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

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
March 31, 2011
(Unaudited)
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
     The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended March 31, 2011.
     Willowbridge Master’s, Graham Master’s, Eckhardt Master’s and SandRidge Master’s (collectively, the “Funds”) and the Partnership’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America and foreign commodity exchanges. The Funds and the Partnership engage in such trading through a commodity brokerage account maintained with CGM.
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
     Management and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) are borne by the Partnership directly and through its investment in the Funds. All other fees including CGM’s direct brokerage fees are charged at the Partnership level.
     As of March 31, 2011, the Partnership owned approximately 2.3%, 3.0%, 26.0%, and 0.8%, of Willowbridge Master, Graham Master, Eckhardt Master and SandRidge Master, respectively. As of December 31, 2010, the Partnership owned approximately 2.1%, 3.2%, 25.0% and 0.6%, of Willowbridge Master, Graham Master, Eckhardt Master and SandRidge Master, respectively. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.
     Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables.

	March 31, 2011
	Total Assets	Total Liabilities	Total Capital
Willowbridge Master	$168,695,333	$80,498	$168,614,835
Graham Master	158,542,504	335,674	158,206,830
Eckhardt Master	25,991,860	239,967	25,751,893
SandRidge Master	417,397,881	39,202,100	378,195,781

Total	$770,627,578	$39,858,239	$730,769,339

	December 31, 2010
	Total Assets	Total Liabilities	Total Capital
Willowbridge Master	$216,360,362	$61,729	$216,298,633
Graham Master	168,973,503	48,832	168,924,671
Eckhardt Master	23,748,773	62,448	23,686,325
SandRidge Master	581,631,311	52,896,054	528,735,257

Total	$990,713,949	$53,069,063	$937,644,886

     Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
March 31, 2011
(Unaudited)

	For the three months ended March 31, 2011
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Willowbridge Master	$(25,559)	$6,874,935	$6,849,376
Graham Master	(146,256)	(1,070,720)	(1,216,976)
Eckhardt Master	(54,656)	(273,717)	(328,373)
SandRidge Master	(250,105)	15,043,073	14,792,968

Total	$(476,576)	$20,573,571	$20,096,995

	For the three months ended March 31, 2010
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Willowbridge Master	$(67,599)	$(20,526,632)	$(20,594,231)
Graham Master	(99,316)	(3,943,186)	(4,042,502)
Eckhardt Master	(36,785)	(1,419,363)	(1,456,148)
SandRidge Master	(261,244)	(15,233,208)	(15,494,452)

Total	$(464,944)	$(41,122,389)	$(41,587,333)

     Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds is shown in the following tables.

	March 31, 2011		For the three months ended March 31, 2011
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Fund	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Willowbridge Master	15.30%	$3,872,923	$150,565	$842	$650	$149,073	Commodity Portfolio	Monthly
Graham Master	18.85%	4,771,880	(31,601)	4,659	678	(36,938)	Commodity Portfolio	Monthly
Eckhardt Master	26.50%	6,708,293	(61,869)	10,875	4,477	(77,221)	Commodity Portfolio	Monthly
SandRidge Master	12.35%	3,126,804	131,277	1,908	643	128,726	Energy Portfolio	Monthly

Total		$18,479,900	$188,372	$18,284	$6,448	$163,640

	December 31, 2010		For the three months ended March 31, 2010
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted
Willowbridge Master	17.20%	$4,427,857	$(418,551)	$1,615	$384	$(420,550)	Commodity Portfolio	Monthly
Graham Master	21.01%	5,410,815	(213,006)	4,411	713	(218,130)	Commodity Portfolio	Monthly
Eckhardt Master	22.97%	5,913,996	(403,242)	6,042	5,026	(414,310)	Commodity Portfolio	Monthly
SandRidge Master	12.73%	3,277,766	(86,592)	1,631	440	(88,663)	Energy Portfolio	Monthly

Total		$19,030,434	$(1,121,391)	$13,699	$6,563	$(1,141,653)

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
March 31, 2011
(Unaudited)
6. Financial Instrument Risks:
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
     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk as the sole counterparty or broker with respect to the Partnership’s/Funds’ assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.
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

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
March 31, 2011
(Unaudited)
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
Partnership’s and the Funds’ Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.
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
The Partnership and the Funds will separately present purchases, sales, issuances, and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended March 31, 2011 and December 31, 2010, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     Futures Contracts. The Partnership and the Funds trade futures contracts and exchange-cleared swaps. Exchange-cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
March 31, 2011
(Unaudited)
     London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership/Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership/Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership/Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and changes in net unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
     Options. The Funds may purchase and write (sell) both exchange listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Net realized gains (losses) and changes in net unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
     Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses.
     GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements and requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required of or disclosure in the Partnership’s financial statements.
          The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. Generally, the 2007 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities. Management does not believe that there are any uncertain tax positions that require recognition of a tax liability.
     Subsequent Events. Management of the Partnership evaluates events that occur after the balance sheet date but before financial statements are filed. Management has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.
     Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources
     The Partnership does not engage in the sale of goods or services. The Partnership’s assets are its (i) investment in Funds, (ii) equity in its trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2011.
     The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.
     For the three months ended March 31, 2011, Partnership capital decreased 1.7% from $25,749,357 to $25,314,288. This decrease was attributable to the redemption of 345.2378 Redeemable Units totaling $549,721, which was partially offset by a net income from operations of $114,652. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.
Critical Accounting Policies
      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Management believes that the estimates utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 7 of the Financial Statements.
      The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized and change in net unrealized trading gain (loss) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations
     During the Partnership’s first quarter of 2011, the net asset value per unit increased 0.4% from $1,586.41 to $1,593.50 as compared to a decrease of 5.0% in the first quarter of 2010. The Partnership experienced a net trading gain (comprised of net realized gains (losses) on closed positions and investment in Funds and change in net unrealized gains (losses) on open positions and investment in Funds) before brokerage fees and related fees in the first quarter of 2011 of $714,391. Gains were primarily attributable to the Partnership’s and the Funds’ trading of commodity futures in currencies, energy, metals, softs and indices and were partially offset by losses in grains, livestock, non-U.S. and U.S. interest rates. The Partnership experienced a net trading loss before brokerage fees and related fees in the first quarter of 2010 of $894,675. Losses were primarily attributable to the Partnership’s and the Funds’ trading of commodity futures in currencies, energy, grains, U.S. interest rates, indices, metals and softs and were partially offset by gains in livestock and non-U.S. interest rates.

     The most significant gains were achieved within the energy markets, primarily during February and March due to long futures positions in crude oil and its related products as prices rose amid an escalation in political instability in the Middle East and North Africa, prompting concerns that crude supplies may be disrupted. Additional gains were recorded from short positions in natural gas futures as prices declined in February on forecasts of warmer-than-normal weather in U.S. consuming regions that reduced demand for the heating fuel. Within the global stock index markets, gains were experienced primarily during January and February, largely in U.S. equity index futures, as prices were supported higher amid positive economic reports, including faster-than-expected global growth, a rebound in U.S. retail sales, and strong corporate earnings reports. Within the metals markets, gains were experienced primarily during February due to long futures positions in silver and gold as prices of silver futures extended a rally to a 30-year high and gold futures reached an all-time high after mounting unrest in the Middle East spurred demand for the precious metals as a “safe haven.” Within the currency markets, gains were experienced primarily in March from long positions in the Australian dollar and euro versus the U.S. dollar as the value of these currencies moved higher against the U.S. dollar after better-than-expected U.S. economic data and a report that revealed European consumer confidence rose to the highest level in a year boosted optimism about the global economic recovery and spurred demand for higher-yielding currency assets. Additional gains were recorded from long positions in the Japanese yen as it rallied to record highs in the wake of the March 11th earthquake in Japan. Within the agricultural complex, gains were experienced primarily during January due to long futures positions in corn as prices increased to the highest levels since July 2008 after the U.S. government lowered forecasts for domestic inventories as adverse weather slashed harvests. Further gains were recorded within this sector during February from long positions in coffee futures as coffee prices rose to the highest level since 1997 on signs that global demand may outstrip production.
     A portion of the Partnership’s gains for the quarter was offset by losses incurred within the global interest rate sector, primarily during February, from short positions in U.S. and European fixed-income futures as prices increased amid a “flight-to-safety” spurred by geopolitical concerns in the Middle East and North Africa.
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
     Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three months ended March 31, 2011 increased by $1,379, as compared to the corresponding period in 2010. This increase was due to higher U.S. Treasury bill rates during the three months ended March 31, 2011 as compared to the corresponding period in 2010. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ account and upon interest rates over which neither the Partnership nor CGM has control.
     Brokerage fees are calculated as a percentage of the Partnership’s net asset value as of the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three months ended March 31, 2011 decreased by $79,548, as compared to the corresponding period in 2010. The decrease in brokerage fees is due to lower average net assets during the three months ended March 31, 2011 as compared to the corresponding period in 2010.
     Management fees are calculated on the portion of the Partnership’s net asset value allocated to each Advisor at the end of the month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2011 decreased by $20,831, as compared to the corresponding periods in 2010. The decrease in management fees is due to lower average net assets during the three months ended March 31, 2011 as compared to the corresponding period in 2010.
     Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements among the Partnership, the General Partner and each Advisor. There were no incentive fees for the three months ended March 31, 2011 and 2010. An Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
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
     Market movements result in frequent changes in the fair value of the Partnership’s and the Funds’ open positions and, consequently, in their earnings and cash balances. The Partnership’s and the Funds’ market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s and the Funds’ open positions and the liquidity of the markets in which they trade.
     The Partnership and the Funds rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s and the Funds’ past performance is not necessarily indicative of their future results.
     “Value at Risk” is a measure of the maximum amount which the Partnership and the Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s and the Funds’ speculative trading and the recurrence in the markets traded by the Partnership and the Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s and the Funds’ experience to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s and the Funds’ losses in any market sector will be limited to Value at Risk or by the Partnership’s and the Funds’ attempts to manage its market risk.
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
     Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. With the exception of CFM, the Partnership’s advisors currently trade the Partnership’s assets indirectly in master fund managed accounts over which they have been granted limited authority to make trading decisions. CFM directly trades a managed account in the Partnership’s name. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investment in the Funds as of March 31, 2011 and December 31, 2010. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed account in the Partnership’s name traded by CFM) and indirectly by each Fund separately.
     The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2011 and December 31, 2010. As of March 31, 2011, the Partnership’s total capitalization was $25,314,288.

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$1,007,648	3.98%
Energy	612,887	2.42%
Grains	97,131	0.39%
Indices	398,015	1.57%
Interest Rates U.S.	337,766	1.33%
Interest Rates Non-U.S.	338,843	1.34%
Livestock	91,957	0.36%
Metals	235,145	0.93%
Softs	157,222	0.62%

Total	$3,276,614	12.94%

     As of December 31, 2010, Partnership’s total capitalization was $25,749,357.

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$648,426	2.51%
Energy	532,001	2.06%
Grains	158,953	0.63%
Indices	326,903	1.27%
Interest Rates U.S.	665,373	2.58%
Interest Rates Non-U.S.	250,133	0.97%
Livestock	77,288	0.30%
Metals	180,045	0.70%
Softs	84,111	0.33%

Total	$2,923,233	11.35%

     The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of March 31, 2011 and December 31,2010 and the highest and lowest value at any point and the average value during the three months ended March 31, 2011 and for the twelve months ended December 31, 2010. All open position trading risk exposures of the Partnership/Funds have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.
     As of March 31, 2011, the Partnership’s total capitalization was $25,314,288. The Partnership’s Value at Risk for the portion of its assets that are traded directly through CFM’s Discus 1.5x Leverage Program was as follows:
March 31, 2011

			Three months ended March 31, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$301,417	1.19%	$418,480	$56,937	276,030
Energy	39,948	0.16%	79,747	3,750	21,483
Grains	21,089	0.08%	21,089	4,500	12,146
Indices	220,543	0.87%	510,250	32,135	304,128
Interest Rates U.S.	86,200	0.34%	221,400	28,054	154,083
Interest Rates Non -U.S.	90,049	0.36%	210,939	148,195	161,467
Livestock	1,250	0.00%**	2,250	1,250	1,750
Metals	74,957	0.30%	112,146	11,076	57,573
Softs	14,100	0.06%	23,616	1,350	13,914

Total	$849,553	3.36%

*	Average of month-end Values at Risk.

**	Due to rounding.
     As of December 31, 2010, the Partnership’s total capitalization was $25,749,357. The Partnership’s Value at Risk for the portion of its assets that are traded directly through CFM’s Discus 1.5x Program was as follows:
December 31, 2010

			Twelve months ended December 31, 2010
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

     As of March 31, 2011, Willowbridge Master’s total capitalization was $168,614,835. The Partnership owned approximately 2.3% of Willowbridge Master. As of March 31, 2011, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:
March 31, 2011

			Three months ended March 31, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$3,114,825	1.85%	$3,114,825	$657,720	$1,874,919
Energy	3,518,500	2.09%	3,518,500	1,464,750	2,468,833
Grains	681,000	0.40%	2,109,250	226,500	1,002,500
Interest Rates U.S.	415,250	0.25%	1,011,711	302,400	361,238
Interest Rates Non-U.S.	1,685,948	1.00%	2,134,289	1,229,606	1,489,274
Metals	3,110,127	1.84%	3,587,000	1,760,207	2,736,952
Softs	2,629,700	1.56%	2,629,700	850,500	2,240,400

Total	$15,155,350	8.99%

*	Average of month-end Values at Risk.
     As of December 31, 2010, Willowbridge Master’s total capitalization was $216,298,633. The Partnership owned approximately 2.1% of Willowbridge Master. As of December 31, 2010, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:
December 31, 2010

			Twelve months ended December 31, 2010
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
     As of March 31, 2011, Graham Master’s total capitalization was $158,206,830. The Partnership owned approximately 3.0% of Graham Master. As of March 31, 2011, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:
March 31, 2011

			Three months ended March 31, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$10,526,667	6.65%	$14,645,028	$5,042,022	$9,712,741
Energy	1,121,320	0.71%	1,221,130	430,473	715,112
Grains	478,650	0.30%	624,700	436,750	497,655
Indices	4,094,626	2.59%	11,180,261	3,276,704	6,785,775
Interest Rates U.S.	829,155	0.52%	1,205,145	545,675	851,529
Interest Rates Non-U.S.	2,782,686	1.76%	3,022,899	1,439,332	2,717,692
Livestock	63,600	0.04%	63,600	38,000	42,867
Metals	1,048,048	0.66%	1,637,443	616,825	1,030,163
Softs	375,073	0.24%	491,327	241,774	354,051

Total	$21,319,825	13.47%

*	Average of month-end Values at Risk.

     As of December 31, 2010, Graham Master’s total capitalization was $168,924,671. The Partnership owned approximately 3.2% of Graham Master. As of December 31, 2010, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:
December 31, 2010

			Twelve months ended December 31, 2010
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
     As of March 31, 2011, Eckhardt Master’s total capitalization was $25,751,893. The Partnership owned approximately 26.0% of Eckhardt Master. As of March 31, 2011, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:
March 31, 2011

			Three months ended March 31, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,226,115	4.76%	$1,671,011	$400,509	$1,112,646
Energy	686,180	2.66%	736,750	191,724	657,310
Grains	177,000	0.69%	528,082	5,000	253,023
Interest Rates U.S.	318,450	1.24%	390,050	172,050	375,467
Interest Rates Non -U.S.	501,485	1.95%	501,485	101,934	296,287
Metals	503,540	1.95%	618,550	155,269	480,364
Softs	40,500	0.16%	124,357	29,700	89,178
Indices	1,004,141	3.90%	889,841	114,649	887,330

Total	$4,457,411	17.31%

•	Average of month-end Values at Risk.
     As of December 31, 2010, Eckhardt Master’s total capitalization was $23,686,325. The Partnership owned approximately 25.0% of Eckhardt Master. As of December 31, 2010, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:
December 31, 2010

			Twelve months ended December 31, 2010
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

     As of March 31, 2011, SandRidge Master’s total capitalization was $378,195,781. The Partnership owned approximately 0.8% of SandRidge Master. As of March 31, 2011, SandRidge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SandRidge for trading) was as follows:
March 31, 2011

			Three months ended March 31, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$34,995,837	9.25%	$61,733,650	$31,352,944	$41,648,911

Total	$34,995,837	9.25%

*	Average of month-end Values at Risk.
     As of December 31, 2010, SandRidge Master’s total capitalization was $528,735,257. The Partnership owned approximately 0.6% of SandRidge Master. As of December 31, 2010, SandRidge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SandRidge for trading) was as follows:
December 31, 2010

			Twelve months ended December 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$61,391,255	11.61%	$85,692,107	$18,754,664	$56,852,448

Total	$61,391,255	11.61%

*	Annual average based on month-end Value at Risk

Item 4. Controls and Procedures
     The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.
     Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.
     The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
     There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
      This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which CGM is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.
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
Mutual Funds
      Several issues in the mutual fund industry have come under the scrutiny of federal and state regulators. Citigroup has received subpoenas and other requests for information from various government regulators regarding market timing, financing, fees, sales practices and other mutual fund issues in connection with various investigations. Citigroup is cooperating with all such reviews. Additionally, CGM has entered into a settlement agreement with the SEC with respect to revenue sharing and sales of classes of funds.
      On May 31, 2005, Citigroup announced that Smith Barney Fund Management LLC and CGM completed a settlement with the SEC resolving an investigation by the SEC into matters relating to arrangements between certain Smith Barney mutual funds, an affiliated transfer agent and an unaffiliated sub-transfer agent. Under the terms of the settlement, Citigroup agreed to pay fines totaling $208.1 million. The settlement, in which Citigroup neither admitted nor denied any wrongdoing or liability, includes allegations of willful misconduct by Smith Barney Fund Management LLC and CGM in failing to disclose aspects of the transfer agent arrangements to certain mutual fund investors.
      In May 2007, CGM finalized its settlement agreement with the NYSE and the New Jersey Bureau of Securities on the matter related to its market-timing practices prior to September 2003.
FINRA Settlement
      On October 12, 2009, FINRA announced its acceptance of an Award Waiver and Consent (“AWC”) in which CGM, without admitting or denying the findings, consented to the entry of the AWC and a fine and censure of $600,000. The AWC includes findings that CGM failed to adequately supervise the activities of its equities trading desk in connection with swap and related hedge trades in U.S. and Italian equities that were designed to provide certain perceived tax advantages. CGM was charged with failing to provide for effective written procedures with respect to the implementation of the trades, failing to monitor Bloomberg messages and failing to properly report certain of the trades to the NASDAQ.

Auction Rate Securities
      On May 31, 2006, the SEC instituted and simultaneously settled proceedings against CGM and 14 other broker-dealers regarding practices in the auction rate securities market. The SEC alleged that the broker-dealers violated Section 17(a)(2) of the Securities Act of 1933, as amended. The broker-dealers, without admitting or denying liability, consented to the entry of an SEC cease-and-desist order providing for censures, undertakings and penalties. CGM paid a penalty of $1.5 million.
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
Subprime Mortgage-Related Actions
      The SEC, among other regulators, is investigating Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis, including an ongoing inquiry into Citigroup’s structuring and sale of collateralized debt obligations. Citigroup is cooperating fully with the SEC’s inquiries.
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
Credit Crisis Related Matters
      Beginning in the fourth quarter of 2007, certain of Citigroup’s, and CGM’ regulators and other state and federal government agencies commenced formal and informal investigations and inquiries, and issued subpoenas and requested information, concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including CGM, are involved in discussions with certain of its regulators to resolve certain of these matters.
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

Item 1A. Risk Factors
     There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Partnership no longer offers Redeemable Units for sale.
     The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units) that
	(a) Total Number	(b) Average	of Publicly	May Yet Be
	of Shares	Price Paid per	Announced	Purchased Under the
Period	(or Units) Purchased*	Share (or Unit)**	Plans or Programs	Plans or Programs
January 1, 2011 – January 31, 2011	76.4901	$1,568.05	N/A	N/A
February 1, 2011 – February 28, 2011	132.9579	$1,605.02	N/A	N/A
March 1, 2011 – March 31, 2011	135.7898	$1,593.50	N/A	N/A
	345.2378	$1,592.30

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.
Item 3. Defaults Upon Senior Securities — None
Item 4. [Removed and Reserved]
Item 5. Other Information — None.

Item 6. Exhibits
Exhibit

3.1(a)	Certificate of Limited Partnership dated May 10, 1994 (filed as Exhibit 3.1(a) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership dated July 31, 1995 (filed as Exhibit 3.1(b) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership dated October 1, 1999 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Change of the Certificate of Limited Partnership effective January 31, 2000 (filed as Exhibit 3.1(d) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership dated May 21, 2003 (filed as Exhibit 3.1(e) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(f) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(g) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(h)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(i)	Certificate of Amendment of the Certificate of Limited Partnership dated April 12, 2010 (filed as Exhibit 3.1(i) to the Form 8-K/A filed on April 14, 2010 and incorporated herein by reference).

(j)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.1 to the Current Report on form 8-K filed on July 2, 2010 and incorporated herein by reference).

3.2	Limited Partnership Agreement (attached as Exhibit A to the Registration Statement on Form S-1 filed on May 29, 1996 and incorporated herein by reference).

10.1	Customer Agreement between the Partnership and Smith Barney (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on May 29, 1996 and incorporated herein by reference).

10.2	Form of Subscription Agreement (attached as Exhibit B to the Registration Statement on Form S-1 filed on May 29, 1996 and incorporated herein by reference).

10.3	Form of Escrow Agreement (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

10.4(a)	Management Agreement among the Partnership, the General Partner and Willowbridge (filed as Exhibit 10.7 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed on March 30, 1998 and incorporated herein by reference).

(b)	Letter extending Management Agreement with Willowbridge for 2010 (filed as Exhibit 10.4(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 31, 2011 and incorporated herein by reference).

10.6(a)	Management Agreement among the Partnership, the General Partner and Graham (filed as Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on March 29, 2001 and incorporated herein by reference).

(b)	Letter extending Management Agreement with Graham for 2010 (filed as Exhibit 10.6(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 31, 2011 and incorporated herein by reference).

10.7(a)	Management Agreement among the Partnership, the General Partner and CFM (filed as Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed on March 28, 2002 and incorporated herein by reference).

10.8(a)	Management Agreement among the Partnership, the General Partner and Eckhardt (filed as Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed on August 14, 2008 and incorporated herein by reference).

(b)	Letter extending Management Agreement with Eckhardt Trading Company for 2010 (filed as Exhibit 10.8(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 31, 2011 and incorporated herein by reference).

10.9(a)	Management Agreement among the Partnership, the General Partner and SandRidge (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 2, 2009 and incorporated herein by reference).

(b)	Letter extending Management Agreement with SandRidge for 2010 (filed as Exhibit 10.9(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 31, 2011 and incorporated herein by reference).

10.10	Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 filed August 14, 2009 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

32.1	Section 1350 Certification (Certification of President and Director).

32.2	Section 1350 Certification (Certification of Chief Financial Officer and Director).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diversified Multi-Advisor Futures Fund L.P. II
By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director
Date: May 16, 2011

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director (Principal Accounting Officer)
Date: May 16, 2011