Form 10-Q
period 2011-06-30
DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P. II
filed 2011-08-15
CIK 923660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
Yes       No X
As of July 31, 2011, 15,182.8560 Limited Partnership Redeemable Units were outstanding.

DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P. II
FORM 10-Q

101. INS XBRL Instance Document.
101. SCH XBRL Taxonomy Extension Schema Document.
101. CAL XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB XBRL Taxonomy Extension Label Linkbase Document.
101. PRE XBRL Taxonomy Extension Presentation Linkbase Document.
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
Item 1. Financial Statements
Diversified Multi-Advisor Futures Fund L.P. II
Statements of Financial Condition

	(Unaudited)
	June 30,	December 31,
	2011	2010
Assets:
Investment in Funds, at fair value	$17,125,283	$19,030,434
Equity in trading account:
Cash	5,471,401	5,731,113
Cash margin	1,985,793	1,224,258
Net unrealized appreciation on open futures contracts	44,521	240,495

Total trading equity	24,626,998	26,226,300
Interest receivable	76	463

Total assets	$24,627,074	$26,226,763

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$68,152	$0
Accrued expenses:
Brokerage fees	122,795	131,134
Management fees	40,543	43,327
Other	109,665	99,561
Redemptions payable	55,723	203,384

Total liabilities	396,878	477,406

Partners’ Capital:
General Partner, 196.3844 unit equivalents at June 30, 2011 and December 31, 2010	308,145	311,546
Limited Partners, 15,245.7853 and 16,034.8072 Redeemable Units outstanding at June 30, 2011 and December 31, 2010, respectively	23,922,051	25,437,811

Total partners’ capital	24,230,196	25,749,357

Total liabilities and partners’ capital	$24,627,074	$26,226,763

Net asset value per unit	$1,569.09	$1,586.41

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P. II
Condensed Schedule of Investments
June 30, 2011
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	116	132,960	0.55%
Energy	2	2,676	0.01
Grains	9	(15,894)	(0.06)
Livestock	3	(3,640)	(0.02)
Indices	128	112,754	0.47
Interest Rates Non-U.S.	350	(19,109)	(0.08)
Interest Rates U.S.	350	(189,026)	(0.78)
Metals	10	2,455	0.01
Softs	5	974	0.00 *

Total futures contracts purchased		24,150	0.10

Futures Contracts Sold
Currencies	9	(3,975)	(0.02)
Energy	11	(3,510)	(0.01)
Grains	19	43,531	0.18
Livestock	1	320	0.00 *
Metals	1	(1,735)	(0.01)
Softs	7	(14,260)	(0.06)

Total futures contracts sold		20,371	0.08

Unrealized Appreciation on Open Forward Contracts
Metals	192	949,844	3.92

Total unrealized appreciation on open forward contracts		949,844	3.92

Unrealized Depreciation on Open Forward Contracts
Metals	202	(1,017,996)	(4.20)

Total unrealized depreciation on open forward contracts		(1,017,996)	(4.20)

Investment in Funds
CMF Willowbridge Argo Master Fund L.P.		3,123,140	12.89
CMF Graham Capital Master Fund L.P.		4,468,637	18.44
CMF Eckhardt Master Fund L.P.		6,511,956	26.88
CMF SandRidge Master Fund L.P.		3,021,550	12.47

Total investment in Funds		17,125,283	70.68

Net fair value		$17,101,652	70.58%

*	Due to rounding.
See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P. II
Condensed Schedule of Investments
December 31, 2010

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	79	$206,190	0.80%
Energy	3	5,317	0.02
Grains	8	14,281	0.05
Livestock	1	280	0.00 *
Indices	194	(36,833)	(0.14)
Interest Rates Non-U.S.	81	19,565	0.08
Interest Rates U.S.	69	45,789	0.18
Metals	4	35,295	0.14
Softs	1	525	0.00 *

Total futures contracts purchased		290,409	1.13

Futures Contracts Sold
Currencies	30	(47,113)	(0.19)
Energy	1	(2,251)	(0.01)
Indices	1	(550)	(0.00)*

Total futures contracts sold		(49,914)	(0.20)

Investment in Funds
CMF Willowbridge Argo Master Fund L.P.		4,427,857	17.20
CMF Graham Capital Master Fund L.P.		5,410,815	21.01
CMF Eckhardt Master Fund L.P.		5,913,996	22.97
CMF SandRidge Master Fund L.P.		3,277,766	12.73

Total investment in Funds		19,030,434	73.91

Net fair value		$19,270,929	74.84%

*	Due to rounding.
See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P. II
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Investment Income:
Interest income	$280	$2,351	$1,649	$3,497
Interest income from investment in Funds	666	4,870	4,269	7,317

Total investment income (loss)	946	7,221	5,918	10,814

Expenses:
Brokerage fees including clearing fees	447,175	517,000	880,495	1,029,868
Management fees	129,561	145,409	257,959	294,638
Other	60,752	80,876	103,745	126,853

Total expenses	637,488	743,285	1,242,199	1,451,359

Net investment income (loss)	(636,542)	(736,064)	(1,236,281)	(1,440,545)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	650,102	46,131	1,098,259	221,538
Net realized gains (losses) on investment in Funds	342,047	(33,815)	1,026,086	(985,338)
Change in net unrealized gains (losses) on open contracts	(345,591)	78,149	(264,126)	131,905
Change in net unrealized gains (losses) on investments in Funds	(340,330)	49,797	(839,600)	(122,518)

Total trading results	306,228	140,262	1,020,619	(754,413)

Net income (loss)	(330,314)	(595,802)	(215,662)	(2,194,958)
Redemptions — General Partner	0	0	0	(125,000)
Redemptions — Limited Partners	(753,778)	(994,803)	(1,303,499)	(1,863,646)

Net increase (decrease) in Partners’ Capital	(1,084,092)	(1,590,605)	(1,519,161)	(4,183,604)
Partners’ Capital, beginning of period	25,314,288	29,331,682	25,749,357	31,924,681

Partners’ Capital, end of period	$24,230,196	$27,741,077	$24,230,196	$27,741,077

Net asset value per unit (15,442.1697 and 17,293.1191 units outstanding at June 30, 2011 and 2010, respectively)	$1,569.09	$1,604.17	$1,569.09	$1,604.17

Net income (loss) per unit*	$(24.41)	$(34.46)	$(17.32)	$(120.40)

Weighted average units outstanding	15,651.3341	17,704.0399	15,893.6065	18,020.7896

*	Based on change in net asset value per unit.
See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
June 30, 2011
(Unaudited)
1. General:
     Diversified Multi-Advisor Futures Fund L.P. II (the “Partnership”) is a limited partnership organized on May 10, 1994 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, metals, softs, livestock and U.S. and non-U.S. interest rates. The commodity interests that are traded by the Partnership and the Funds (as defined in Note 5 “Investment in Funds”) are volatile and involve a high degree of market risk. The Partnership was authorized to sell up to 100,000 redeemable units of limited partnership interest (“Redeemable Units”) during its initial offering period. The Partnership no longer offers Redeemable Units for sale.
     Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of June 30, 2011, all trading decisions for the Partnership are made by the Advisors (defined below).
     As of June 30, 2011, all trading decisions are made for the Partnership by Capital Fund Management S.A. (“CFM”), Graham Capital Management L.P. (“Graham”), Willowbridge Associates Inc. (“Willowbridge”), Eckhardt Trading Company (“Eckhardt”) and SandRidge Capital L.P. (“SandRidge”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to CFM directly, whereas the Partnership invests the portion of its assets allocated to each of the other Advisors indirectly through investments in master funds.
     The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its initial capital contribution and profits, if any, net of distributions.
     The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2011 and December 31, 2010, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2011 and 2010. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.
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

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
June 30, 2011
(Unaudited)
2. Financial Highlights:
     Changes in the net asset value per unit for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net realized and unrealized gains (losses) *	$(12.42)	$(22.08)	$4.99	$(97.57)
Interest income	0.06	0.40	0.36	0.59
Expenses **	(12.05)	(12.78)	(22.67)	(23.42)

Increase (decrease) for the period	(24.41)	(34.46)	(17.32)	(120.40)
Net asset value per unit, beginning of period	1,593.50	1,638.63	1,586.41	1,724.57

Net asset value per unit, end of period	$1,569.09	$1,604.17	$1,569.09	$1,604.17

*	Includes brokerage fees.

**	Excludes brokerage fees.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Ratios to Average Net Assets:***
Net investment income (loss) before incentive fees****	(10.0)%	(10.2)%	(9.8)%	(9.9)%

Operating expenses	10.0%	10.3%	9.8%	9.9%
Incentive fees	—%	—%	—%	—%

Total expenses	10.0%	10.3%	9.8%	9.9%

Total return:
Total return before incentive fees	(1.5)%	(2.1)%	(1.1)%	(7.0)%
Incentive fees	—%	—%	—%	—%

Total return after incentive fees	(1.5)%	(2.1)%	(1.1)%	(7.0)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.
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
     The customer agreements between the Partnership and CGM and the Funds and CGM give the Partnership and the Funds, respectively, the legal right to net unrealized gains and losses on open futures contracts and open forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and on open forward contracts on the Statements of Financial Condition.
      All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended June 30, 2011 and 2010 were 966 and 832, respectively. The monthly average number of futures contracts traded directly by the Partnership during the six months ended June 30, 2011 and 2010 were 758 and 754, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three and six months ended June 30, 2011 were 284 and 160, respectively. There were no metals forward contracts traded directly by the Partnership during the three and six months ended June 30, 2010.
     Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
June 30, 2011
(Unaudited)
affected by trading performance and redemptions.
     The following tables indicate the gross fair values of derivative instruments of futures and forward contracts traded directly by the Partnership as separate assets and liabilities as of June 30, 2011 and December 31, 2010.

June 30, 2011
Assets
Futures Contracts
Currencies	$137,890
Energy	4,946
Grains	43,531
Indices	112,754
Interest Rates U.S.	9,903
Interest Rates Non-U.S.	57,022
Livestock	320
Metals	7,535
Softs	1,456

Total unrealized appreciation on open futures contracts	$375,357

Liabilities
Futures Contracts
Currencies	$(8,905)
Energy	(5,780)
Grains	(15,894)
Interest Rates U.S.	(198,930)
Interest Rates Non-U.S.	(76,131)
Livestock	(3,640)
Metals	(6,815)
Softs	(14,741)

Total unrealized depreciation on open futures contracts	$(330,836)

Net unrealized appreciation on open futures contracts	$44,521 *

June 30, 2011
Assets
Forward Contracts
Metals	$949,844

Total unrealized appreciation on open forwards contracts	$949,844

Liabilities
Forward Contracts
Metals	$(1,017,996)

Total unrealized depreciation on open forwards contracts	$(1,017,996)

Net unrealized depreciation on open forwards contracts	$(68,152)**

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

December 31, 2010
Assets
Futures Contracts
Currencies	$206,190
Energy	5,317
Grains	14,281
Indices	19,159
Interest Rates U.S.	45,789
Interest Rates Non-U.S.	22,310
Livestock	280
Metals	35,295
Softs	525

Total unrealized appreciation on open futures contracts	$349,146

Liabilities
Futures Contracts
Currencies	$(47,113)
Energy	(2,251)
Indices	(56,542)
Interest Rates Non-U.S.	(2,745)

Total unrealized depreciation on open futures contracts	$(108,651)

Net unrealized appreciation on open futures contracts	$240,495 *

•	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
June 30, 2011
(Unaudited)
The following tables indicate the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Sector	Gain (loss) from trading	Gain (loss) from trading	Gain (loss) from trading	Gain (loss) from trading
Currencies	$(35,409)	$348,658	$260,350	$197,956
Energy	(53,416)	(401,180)	(24,171)	(363,176)
Grains	33,857	(27,651)	45,918	(57,382)
Indices	274,564	(139,636)	530,030	(191,731)
Interest Rates U.S.	420,669	32,696	529,964	277,980
Interest Rates Non-U.S.	(199,086)	408,520	(452,122)	633,669
Livestock	(17,130)	(17,695)	(20,830)	(22,325)
Softs	(47,534)	(4,300)	(65,496)	(17,956)
Metals	(72,004)	(75,132)	30,490	(103,592)

Total	$304,511 ***	$124,280 ***	$834,133 ***	$353,443 ***

***	This amount is in “Total trading results” on the Statements of Income and Expenses and Changes in Partners’ Capital.
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
     The Partnership and the Funds will separately present purchases, sales, issuances and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
     The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in Funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended June 30, 2011 and December 31, 2010, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
June 30, 2011
(Unaudited)

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical sets	Observable Inputs	Inputs
	6/30/2011	(Level 1)	(Level 2)	(Level 3)
Assets
Investment in Funds	$17,125,283	$—	$17,125,283	$—
Futures	375,357	375,357	—	—
Forwards	949,844	949,844	—	—

Total Assets	18,450,484	1,325,201	17,125,283	—

Liabilities
Futures	330,836	330,836	—	—
Forwards	1,017,996	1,017,996	—	—

Total Liabilities	1,348,832	1,348,832	—	—

Net fair value	$17,101,652	$(23,631)	$17,125,283	$—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	12/31/2010*	(Level 1)	(Level 2)	(Level 3)
Assets
Investment in Funds	$19,030,434	$—	$19,030,434	$—
Futures	349,146	349,146	—	—

Total Assets	19,379,580	349,146	19,030,434	—

Liabilities
Futures	108,651	108,651	—	—

Net fair value	$19,270,929	$240,495	$19,030,434	$—

*	The amounts have been reclassified from the December 31, 2010 prior year financial statements to conform to current year presentation.
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
June 30, 2011
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
     The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended June 30, 2011.
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
     As of June 30, 2011, the Partnership owned approximately 4.4%, 2.8%, 26.0% and 1.0%, of Willowbridge Master, Graham Master, Eckhardt Master and SandRidge Master, respectively. As of December 31, 2010, the Partnership owned approximately 2.1%, 3.2%, 25.0% and 0.6%, of Willowbridge Master, Graham Master, Eckhardt Master and SandRidge Master, respectively. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.
     Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables.

	June 30, 2011
	Total Assets	Total Liabilities	Total Capital
Willowbridge Master	$72,784,784	$1,089,263	$71,695,521
Graham Master	163,117,009	1,643,146	161,473,863
Eckhardt Master	25,163,091	125,459	25,037,632
SandRidge Master	334,456,876	16,413,705	318,043,171

Total	$595,521,760	$19,271,573	$576,250,187

	December 31, 2010
	Total Assets	Total Liabilities	Total Capital
Willowbridge Master	$216,360,362	$61,729	$216,298,633
Graham Master	168,973,503	48,832	168,924,671
Eckhardt Master	23,748,773	62,448	23,686,325
SandRidge Master	581,631,311	52,896,054	528,735,257

Total	$990,713,949	$53,069,063	$937,644,886

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
June 30, 2011
(Unaudited)
     Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended June 30, 2011
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Willowbridge Master	$(44,827)	$8,404,000	$8,359,173
Graham Master	(236,860)	(7,784,946)	(8,021,806)
Eckhardt Master	(62,034)	(98,570)	(160,604)
SandRidge Master	(180,388)	15,086,153	14,905,765

Total	$(524,109)	$15,606,637	$15,082,528

	For the three months ended June 30, 2010
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Willowbridge Master	(51,064)	(13,357,029)	(13,408,093)
Graham Master	(136,035)	957,704	821,669
Eckhardt Master	(40,138)	2,073,976	2,033,838
SandRidge Master	(388,928)	(68,950,382)	(69,339,310)

Total	$(616,165)	$(79,275,731)	$(79,891,896)

	For the six months ended June 30, 2011
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Willowbridge Master	$(70,386)	$15,278,935	$15,208,549
Graham Master	(383,116)	(8,855,666)	(9,238,782)
Eckhardt Master	(116,690)	(372,287)	(488,977)
SandRidge Master	(430,493)	30,129,226	29,698,733

Total	$(1,000,685)	$36,180,208	$35,179,523

	For the six months ended June 30, 2010
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Willowbridge Master	$(118,663)	$(33,883,661)	$(34,002,324)
Graham Master	(235,351)	(2,985,482)	(3,220,833)
Eckhardt Master	(76,923)	654,613	577,690
SandRidge Master	(650,172)	(84,183,590)	(84,833,762)

Total	$(1,081,109)	$(120,398,120)	$(121,479,229)

     Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds is shown in the following tables.

	June 30, 2011		For the three months ended June 30, 2011
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Willowbridge Master	12.89%	3,123,140	66,225	989	427	64,809	Commodity Portfolio	Monthly
Graham Master	18.44%	4,468,637	(189,690)	6,345	399	(196,434)	Commodity Portfolio	Monthly
Eckhardt Master	26.88%	6,511,956	(24,699)	11,612	4,784	(41,095)	Commodity Portfolio	Monthly
SandRidge Master	12.47%	3,021,550	150,547	1,057	764	148,726	Energy Portfolio	Monthly

Total		$17,125,283	$2,383	$20,003	$6,374	$(23,994)

	June 30, 2011		For the six months ended June 30, 2011
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Willowbridge Master	12.89%	3,123,140	216,790	1,831	1,077	213,882	Commodity Portfolio	Monthly
Graham Master	18.44%	4,468,637	(221,291)	11,004	1,077	(233,372)	Commodity Portfolio	Monthly
Eckhardt Master	26.88%	6,511,956	(86,568)	22,487	9,261	(118,316)	Commodity Portfolio	Monthly
SandRidge Master	12.47%	3,021,550	281,824	2,965	1,407	277,452	Energy Portfolio	Monthly

Total		$17,125,283	$190,755	$38,287	$12,822	$139,646

	December 31, 2010		For the three months ended June 30, 2010
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Fund	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Willowbridge Master	17.20%	$4,427,857	(245,207)	1,773	397	(247,377)	Commodity Portfolio	Monthly
Graham Master	21.01%	5,410,815	41,000	4,803	2,219	33,978	Commodity Portfolio	Monthly
Eckhardt Master	22.97%	5,913,996	599,335	7,523	5,181	586,631	Commodity Portfolio	Monthly
SandRidge Master	12.73%	3,277,766	(374,276)	2,674	503	(377,453)	Energy Program	Monthly

Total		$19,030,434	$20,852	$16,773	$8,300	$(4,221)

	December 31, 2010		For the six months ended June 30, 2010
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Fund	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Willowbridge Master	17.20%	$4,427,857	(663,758)	3,388	781	(667,927)	Commodity Portfolio	Monthly
Graham Master	21.01%	5,410,815	(172,006)	9,214	2,932	(184,152)	Commodity Portfolio	Monthly
Eckhardt Master	22.97%	5,913,996	196,093	13,565	10,207	172,321	Commodity Portfolio	Monthly
SandRidge Master	12.73%	3,277,766	(460,868)	4,305	943	(466,116)	Energy Program	Monthly

Total		$19,030,434	$(1,100,539)	$30,472	$14,863	$(1,145,874)

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
June 30, 2011
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
     The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under applicable law.
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
     As both a buyer and seller of options, the Funds pay or receive a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Funds to potentially unlimited liability; for purchased options, the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Funds do not consider these contracts to be guarantees.
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
June 30, 2011
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
     Partnership’s and the Funds’ Investments. All commodity interests held by the partnership and the Funds (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.
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
     The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended June 30, 2011 and December 31, 2010, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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
June 30, 2011
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
     Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.
     Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU “) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“ IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRS. However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU is effective for annual and interim periods beginning after December 15, 2011 for public entities. This new guidance is not expected to have a material impact on the Partnership’s/Fund’s financial statements.
     Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources
     The Partnership does not engage in sales of goods or services. The Partnership’s assets are its (i) investment in Funds, (ii) equity in its trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures contracts and open forward contracts, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2011.
     The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.
     For the six months ended June 30, 2011, Partnership capital decreased 5.9% from $25,749,357 to $24,230,196. This decrease was attributable to the net loss from operations of $215,662, coupled with the redemptions of 789.0219 Redeemable Units resulting in an outflow of $1,303,499. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent periods.
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
      The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations
     During the Partnership’s second quarter of 2011, the net asset value per unit decreased 1.5% from $1,593.50 to $1,569.09 as compared to a decrease of 2.1% in the second quarter of 2010. The Partnership experienced a net trading gain (comprised of net realized gains (losses) on closed positions and investment in Funds and change in net unrealized gains (losses) on open positions and investment in Funds) before brokerage fees and related fees in the second quarter of 2011 of $306,228. Gains were primarily attributable to the Partnership’s and the Funds’ trading of commodity futures in U.S. interest rates, softs and indices and were partially offset by losses in currencies, non-U.S. interest rates, energy, grains, livestock and metals. The Partnership experienced a net trading gain before brokerage fees and related fees in the second quarter of 2010 of $140,262. Gains were primarily attributable to the Partnership’s and the Funds’ trading of commodity futures in currencies, non-U.S. and U.S. interest rates and were partially offset by losses in energy, grains, indices, livestock, metals and softs.
     The most significant losses were incurred within the energy sector, primarily during May and June, due to long futures positions in crude oil and its related products as prices moved lower amid concern energy demand may weaken. Further losses were experienced in June due to short positions in natural gas futures as prices rose on forecasts of above-average temperatures in the U.S., boosting demand for the fuel. Within the agricultural complex, losses were experienced primarily during June from long positions in corn futures as prices fell sharply after the U.S. Department of Agriculture revealed larger-than-expected plantings. Losses were also experienced within the metals markets, primarily during June, due to long positions in aluminum futures as prices fell amid a slowing global economy and a rising U.S. dollar. Within the currency sector, losses were experienced primarily during May due to long positions in the Australian dollar and Canadian dollar versus the U.S. dollar as the value of these “commodity currencies” fell in tandem with declining commodity prices. Further losses were experienced in May due to long positions in the Japanese yen and euro versus the U.S. dollar as the value of these currencies moved lower against the U.S. dollar after Standard & Poor’s downgraded Greece’s credit rating, prompting concern that the European sovereign debt crisis may escalate. A portion of the Partnership’s losses during the quarter was offset by gains achieved within the global interest rate sector, primarily during May, from long positions in U.S. fixed-income futures as prices increased following reports that showed the U.S. economy grew less than forecast and U.S. jobless claims unexpectedly rose. Within the global stock index markets, gains were experienced primarily during April from long positions in U.S. equity index futures as prices advanced on strong earnings, and after the U.S. Federal Reserve renewed its pledge to stimulate economic growth.

     During the Partnership’s six months ended June 30, 2011, the net asset value per unit decreased 1.1% from $1,586.41 to $1,569.09 as compared to a decrease of 7.0% during the six months ended June 30, 2010. The Partnership experienced a net trading gain (comprised of net realized gains (losses) on closed positions and investment in Funds and change in net unrealized gains (losses) on open positions and investment in Funds) before brokerage fees and related fees during the six months ended June 30, 2011 of $1,020,619. Gains were primarily attributable to the Partnership’s and the Funds’ trading of commodity futures in currencies, U.S. interest rates, energy, metals, softs and indices and were partially offset by losses in grains, non-U.S. interest rates and livestock. The Partnership experienced a net trading loss before brokerage fees and related fees during the six months ended June 30, 2010 of $754,413. Losses were primarily attributable to the Partnership’s and the Funds’ trading of commodity futures in energy, grains, indices, livestock, metals and softs and were partially offset by gains in currencies, non-U.S. and U.S. interest rates.
     The most significant losses were incurred within the agricultural complex, primarily during March, from long positions in cocoa futures as prices fell on signs the political turmoil in the Ivory Coast, the world’s largest cocoa producing nation, may be easing. Further losses were incurred within this sector during June from long positions soybean futures as prices fell on speculation that warm weather would aid U.S. crops. Meanwhile, long positions in corn futures resulted in losses as prices declined sharply after the U.S. Department of Agriculture revealed larger-than-expected plantings. A portion of the Partnership’s losses during the first six months of the year was offset by gains achieved within the global interest rate sector, primarily during May, from long positions in U.S. fixed-income futures as prices increased following reports that showed the U.S. economy grew less than forecast and U.S. jobless claims unexpectedly rose. Within the global stock index markets, gains were experienced primarily during January and February, largely in U.S. equity index futures, as prices were supported higher amid positive economic reports. Within the energy markets, gains were experienced primarily during February, March and April due to long futures position in crude oil and its related products as prices rose amid an escalation in political instability in the Middle East and North Africa, prompting concerns that crude supplies may be disrupted. Additional gains were recorded from short positions in natural gas futures as prices declined in February on forecasts of warmer-than-normal weather in U.S. consuming regions. Within the currency markets, gains were experienced primarily during April due to long positions in the Australian dollar and euro versus the U.S. dollar as the value of these currencies rose against the U.S. dollar after better-than-expected corporate earnings reports and signs of global growth spurred demand for higher-yielding currencies. Within the metals sector, gains were experienced from long futures positions in silver and gold as silver futures prices advanced to a 31-year high and gold futures prices reached an all-time high.
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
     Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three and six months ended June 30, 2011 decreased by $6,275 and $4,896, respectively, as compared to the corresponding periods in 2010. This decrease was due to lower average daily equity maintained in cash during the three and six months ended June 30, 2011 as compared to the corresponding periods in 2010. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which neither the Partnership nor CGM has control.
     Brokerage fees are calculated as a percentage of the Partnership’s net asset value as of the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and six months ended June 30, 2011 decreased by $69,825 and $149,373, respectively, as compared to the corresponding periods in 2010. The decrease in brokerage fees is due to lower average net assets during the three and six months ended June 30, 2011 as compared to the corresponding periods in 2010.
     Management fees are calculated on the portion of the Partnership’s net asset value allocated to each Advisor at the end of the month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2011 decreased by $15,848 and $36,679, respectively, as compared to the corresponding periods in 2010. The decrease in management fees is due to lower average net assets during the three and six months ended June 30, 2011 as compared to the corresponding periods in 2010.
     Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreement among the Partnership, the General Partner and each Advisor. There were no incentive fees for the three and six months ended June 30, 2011 and 2010, respectively. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred by the Advisor and earns additional new trading profits for the Partnership.
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
     The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under applicable law.
     Market movements result in frequent changes in the fair value of the Partnership’s and the Funds’ open positions and, consequently, in their earnings and cash balances. The Partnership’s and the Funds’ market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s and the Funds’ open contracts and the liquidity of the markets in which they trade.
     The Partnership and the Funds rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s and the Funds’ past performance is not necessarily indicative of their future results.
     “Value at Risk” is a measure of the maximum amount which the Partnership and the Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s and the Funds’ speculative trading and the recurrence in the markets traded by the Partnership and the Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s and the Funds’ experience to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s and the Funds’ losses in any market sector will be limited to Value at Risk or by the Partnership’s and the Funds’ attempts to manage their market risk.
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
     Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. With the exception of CFM, the Partnership’s advisors currently trade the Partnership’s assets indirectly in master fund managed accounts over which they have been granted limited authority to make trading decisions. CFM directly trades a managed account in the Partnership’s name. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investment in the Funds as of June 30, 2011 and December 31, 2010. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed account in the Partnership’s name traded by CFM) and indirectly by each Fund separately.
     The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2011 and December 31, 2010. As of June 30, 2011, the Partnership’s total capitalization was $24,230,196.

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$1,096,601	4.53%
Energy	243,665	1.01%
Grains	91,729	0.38%
Indices	322,539	1.33%
Interest Rates U.S.	548,735	2.26%
Interest Rates Non-U.S.	464,855	1.92%
Livestock	355,768	1.47%
Metals	140,102	0.58%
Softs	192,523	0.79%

Total	$3,456,517	14.27%

     As of December 31, 2010, Partnership’s total capitalization was $25,749,357.

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$648,426	2.51%
Energy	532,001	2.06%
Grains	158,953	0.63%
Indices	326,903	1.27%
Interest Rates U.S.	665,373	2.58%
Interest Rates Non-U.S.	250,133	0.97%
Livestock	77,288	0.30%
Metals	180,045	0.70%
Softs	84,111	0.33%

Total	$2,923,233	11.35%

     The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of June 30, 2011 and December 31,2010 and the highest and lowest value at any point and the average value during the three months ended June 30, 2011 and for the twelve months ended December 31, 2010. All open position trading risk exposures of the Partnership/Funds have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.
     As of June 30, 2011, the Partnership’s total capitalization was $24,230,196. The Partnership’s Value at Risk for the portion of its assets that are traded directly through CFM’s Discus 1.5x Leverage Program was as follows:
June 30, 2011

			Three months ended June 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$281,100	1.16%	$353,775	$151,976	242,360
Energy	24,275	0.10%	103,698	6,623	35,878
Grains	44,583	0.19%	77,679	16,346	36,450
Indices	492,114	2.03%	699,165	69,311	471,754
Interest Rates U.S.	260,750	1.08%	527,400	48,139	338,500
Interest Rates Non -U.S.	353,919	1.46%	452,917	132,823	258,688
Livestock	3,200	0.01%	7,450	450	4,367
Metals	147,330	0.61%	218,529	18,116	118,068
Softs	25,405	0.10%	51,922	8,400	20,780

Total	$1,632,676	6.74%

*	Average of month-end Values at Risk.
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

     As of June 30, 2011, Willowbridge Master’s total capitalization was $71,695,521. The Partnership owned approximately 4.4% of Willowbridge Master. As of June 30, 2011, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:
June 30, 2011

			Three months ended June 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$722,070	1.01%	$2,879,258	$509,592	$967,661
Energy	1,023,000	1.43%	4,681,000	181,500	1,754,417
Grains	726,000	1.01%	1,031,250	66,000	653,875
Interest Rates U.S.	316,800	0.44%	1,654,100	316,800	494,667
Interest Rates Non-U.S.	819,328	1.14%	2,784,138	687,641	918,156
Metals	868,725	1.21%	4,137,702	280,500	1,432,907
Softs	336,600	0.47%	3,503,200	242,550	931,350

Total	$4,812,523	6.71%

*	Average of month-end Values at Risk.
     As of December 31, 2010, Willowbridge Master’s total capitalization was $216,298,633. The Partnership owned approximately 2.1% of Willowbridge Master. As of December 31, 2010, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:
December 31, 2010

			Twelve months ended December 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,232,591	1.03%	$7,096,121	$940,854	$3,547,819
Energy	2,742,900	1.27%	6,539,400	460,750	2,570,821
Grains	2,062,750	0.95%	3,762,750	207,200	1,238,276
Interest Rates U.S.	774,255	0.36%	3,269,700	243,600	1,143,161
Interest Rates Non-U.S.	1,908,692	0.88%	5,489,653	289,858	2,700,503
Livestock	112,000	0.05%	171,200	44,800	92,018
Metals	3,791,000	1.75%	5,643,396	710,500	2,729,785
Softs	2,024,400	0.94%	3,388,150	198,000	1,542,246

Total	$15,648,588	7.23%

*	Annual average based on month-end Value at Risk.
     As of June 30, 2011, Graham Master’s total capitalization was $161,473,863. The Partnership owned approximately 2.8% of Graham Master. As of June 30, 2011, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:
June 30, 2011

			Three months ended June 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$13,555,324	8.40%	$13,555,324	$8,726,569	$11,581,843
Energy	1,054,172	0.65%	1,790,886	646,679	1,209,214
Grains	392,062	0.24%	561,012	325,891	400,296
Indices	2,488,837	1.54%	8,218,707	1,625,857	3,260,028
Interest Rates U.S.	968,150	0.60%	4,564,925	968,150	2,351,225
Interest Rates Non-U.S.	1,987,740	1.23%	2,505,732	795,437	1,561,437
Livestock	66,000	0.04%	88,800	6,000	40,800
Metals	1,263,511	0.78%	1,753,698	740,183	1,078,290
Softs	332,954	0.21%	508,137	247,550	337,506

Total	$22,108,750	13.69%

*	Average of month-end Values at Risk.

     As of December 31, 2010, Graham Master’s total capitalization was $168,924,671. The Partnership owned approximately 3.2% of Graham Master. As of December 31, 2010, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:
December 31, 2010

			Twelve months ended December 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$6,192,975	3.67%	$11,364,239	$996,231	$5,226,199
Energy	1,048,521	0.62%	1,989,347	236,269	1,000,222
Grains	448,450	0.26%	964,687	124,875	411,118
Indices	5,301,813	3.14%	13,726,706	1,137,775	5,507,221
Interest Rates U.S.	161,600	0.10%	2,021,410	68,806	1,014,515
Interest Rates Non-U.S.	1,209,918	0.72%	4,305,447	749,055	2,006,426
Livestock	40,000	0.02%	106,400	800	50,304
Metals	1,012,127	0.60%	1,771,142	494,357	993,963
Softs	258,565	0.15%	1,144,148	85,988	385,351

Total	$15,673,969	9.28%

*	Annual average based on month-end Value at Risk.
     As of June 30, 2011, Eckhardt Master’s total capitalization was $25,037,632. The Partnership owned approximately 26.0% of Eckhardt Master. As of June 30, 2011, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:
June 30, 2011

			Three months ended June 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,554,541	6.21%	$1,678,029	$421,164	$1,318,042
Energy	9,000	0.04%	886,666	9,000	295,257
Grains	16,250	0.07%	353,000	16,250	148,500
Indices	874,793	3.49%	1,132,389	202,007	814,340
Interest Rates U.S.	59,900	0.24%	1,698,650	59,900	625,667
Interest Rates Non -U.S.	432,300	1.73%	810,839	330,312	471,232
Metals	243,462	0.97%	486,126	97,609	322,180
Softs	81,000	0.32%	98,480	19,800	53,500

Total	$3,271,246	13.07%

•	Average of month-end Values at Risk.
     As of December 31, 2010, Eckhardt Master’s total capitalization was $23,686,325. The Partnership owned approximately 25.0% of Eckhardt Master. As of December 31, 2010, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:
December 31, 2010

			Twelve months ended December 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,025,866	4.33%	$1,147,164	$9,175	$427,400
Energy	248,250	1.05%	580,400	10,875	238,534
Grains	348,259	1.47%	370,823	41,862	169,215
Indices	610,979	2.58%	3,147,442	19,055	430,625
Interest Rates U.S.	3,900	0.02%	887,750	3,900	351,889
Interest Rates Non -U.S.	331,533	1.40%	852,062	63,225	352,114
Metals	268,184	1.13%	365,762	26,255	198,271
Softs	46,300	0.19%	146,472	10,950	70,345
Total	$2,883,271	12.17%

*	Annual average based on month-end Value at Risk.

     As of June 30, 2011, SandRidge Master’s total capitalization was $318,043,171. The Partnership owned approximately 1.0% of SandRidge Master. As of June 30, 2011, SandRidge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SandRidge for trading) was as follows:
June 30, 2011

			Three months ended June 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$14,252,103	4.48%	$36,257,390	$14,252,103	$26,359,282

Total	$14,252,103	4.48%

*	Average of month-end Values at Risk.
     As of December 31, 2010, SandRidge Master’s total capitalization was $528,735,257. The Partnership owned approximately 0.6% of SandRidge Master. As of December 31, 2010, SandRidge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SandRidge for trading) was as follows:
December 31, 2010

			Twelve months ended December 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$61,391,255	11.61%	$85,692,107	$18,754,664	$56,852,448

Total	$61,391,255	11.61%

*	Annual average based on month-end Value at Risk.

Item 4. Controls and Procedures
     The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.
     The General Partner is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.
     The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.
     The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. These controls include policies and procedures that:
•	pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.
     There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     There are no material changes to the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

Item 1A. Risk Factors
     There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report ended March 31, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Partnership no longer offers Redeemable Units for sale.
     The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units) that
	(a) Total Number	(b) Average	of Publicly	May Yet Be
	of Shares	Price Paid per	Announced	Purchased Under the
Period	(or Units) Purchased*	Share (or Unit)**	Plans or Programs	Plans or Programs
April 1, 2011 – April 30, 2011	295.5882	$1,732.99	N/A	N/A
May 1, 2011 – May 31, 2011	112.6827	$1,648.91	N/A	N/A
June 1, 2011 – June 30, 2011	35.5132	$1,569.09	N/A	N/A
	443.7841	$1,698.53

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.
Item 3. Defaults Upon Senior Securities — None
Item 4. [Removed and Reserved]
Item 5. Other Information — None.

Item 6. Exhibits
Exhibit

3.1(a)	Certificate of Limited Partnership dated May 10, 1994 (filed as Exhibit 3.1(a) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership dated July 31, 1995 (filed as Exhibit 3.1(b) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership dated October 1, 1999 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Change of the Certificate of Limited Partnership effective January 31, 2000 (filed as Exhibit 3.1(d) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership dated May 21, 2003 (filed as Exhibit 3.1(e) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(f) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(g) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(h)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(i)	Certificate of Amendment of the Certificate of Limited Partnership dated April 12, 2010 (filed as Exhibit 3.1(i) to the Form 8-K/A filed on April 14, 2010 and incorporated herein by reference).

(j)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.1 to the Current Report on form 8-K filed on July 2, 2010 and incorporated herein by reference).

3.2	Limited Partnership Agreement (attached as Exhibit A to the Registration Statement on Form S-1 filed on May 29, 1996 and incorporated herein by reference).

10.1	Customer Agreement between the Partnership and Smith Barney (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on May 29, 1996 and incorporated herein by reference).

10.2	Form of Subscription Agreement (attached as Exhibit B to the Registration Statement on Form S-1 filed on May 29, 1996 and incorporated herein by reference).

10.3	Form of Escrow Agreement (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

10.4(a)	Management Agreement among the Partnership, the General Partner and Willowbridge (filed as Exhibit 10.7 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed on March 30, 1998 and incorporated herein by reference).

(b)	Letter extending Management Agreement with Willowbridge for 2010 (filed as Exhibit 10.4(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 31, 2011 and incorporated herein by reference).

10.6(a)	Management Agreement among the Partnership, the General Partner and Graham (filed as Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on March 29, 2001 and incorporated herein by reference).

(b)	Letter extending Management Agreement with Graham for 2010 (filed as Exhibit 10.6(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 31, 2011 and incorporated herein by reference).

10.7(a)	Management Agreement among the Partnership, the General Partner and CFM (filed as Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed on March 28, 2002 and incorporated herein by reference).

10.8(a)	Management Agreement among the Partnership, the General Partner and Eckhardt (filed as Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed on August 14, 2008 and incorporated herein by reference).

(b)	Letter extending Management Agreement with Eckhardt Trading Company for 2010 (filed as Exhibit 10.8(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 31, 2011 and incorporated herein by reference).

10.9(a)	Management Agreement among the Partnership, the General Partner and SandRidge (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 2, 2009 and incorporated herein by reference).

(b)	Letter extending Management Agreement with SandRidge for 2010 (filed as Exhibit 10.9(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 31, 2011 and incorporated herein by reference).

10.10	Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 filed August 14, 2009 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

32.1	Section 1350 Certification (Certification of President and Director).

32.2	Section 1350 Certification (Certification of Chief Financial Officer and Director).

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema Document.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101. LAB	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diversified Multi-Advisor Futures Fund L.P. II
By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director
Date: August 15, 2011

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director (Principal Accounting Officer)
Date: August 15, 2011