Form 10-Q
period 2011-09-30
DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P. II
filed 2011-11-14
CIK 923660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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
Yes       No X
As of October 31, 2011, 14,779.1492 Limited Partnership Redeemable Units were outstanding.

DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P. II
FORM 10-Q

101. INS XBRL Instance Document.
101. SCH XBRL Taxonomy Extension Schema Document.
101. CAL XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB XBRL Taxonomy Extension Label Linkbase Document.
101. PRE XBRL Taxonomy Extension Presentation Linkbase Document.
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
Item 1. Financial Statements
Diversified Multi-Advisor Futures Fund L.P. II
Statements of Financial Condition

	(Unaudited)
	September 30,	December 31,
	2011	2010
Assets:
Investment in Funds, at fair value	$16,065,095	$19,030,434
Equity in trading account:
Cash	8,239,449	5,731,113
Cash margin	981,392	1,224,258
Net unrealized appreciation on open futures contracts	198,373	240,495
Net unrealized appreciation on open forward contracts	41,870	0

Total trading equity	25,526,179	26,226,300
Interest receivable	0	463

Total assets	$25,526,179	$26,226,763

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$127,631	$131,134
Management fees	42,148	43,327
Other	109,516	99,561
Redemptions payable	167,639	203,384

Total liabilities	446,934	477,406

Partners’ Capital:
General Partner, 196.3844 unit equivalents at September 30, 2011 and December 31, 2010	324,938	311,546
Limited Partners, 14,960.8722 and 16,034.8072 Redeemable Units outstanding at September 30, 2011 and December 31, 2010, respectively	24,754,307	25,437,811

Total partners’ capital	25,079,245	25,749,357

Total liabilities and partners’ capital	$25,526,179	$26,226,763

Net asset value per unit	$1,654.60	$1,586.41

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P. II
Condensed Schedule of Investments
September 30, 2011
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	4	(963)	(0.00)*%
Energy	9	(18,660)	(0.07)
Grains	4	(1,166)	(0.00)*
Indices	3	(1,275)	(0.01)
Interest Rates Non-U.S.	163	1,319	0.01
Interest Rates U.S.	130	2,244	0.01
Livestock	6	4,590	0.02
Softs	3	(4,486)	(0.02)

Total futures contracts purchased		(18,397)	(0.06)

Futures Contracts Sold
Currencies	60	99,378	0.40
Energy	10	17,950	0.07
Grains	10	40,348	0.16
Indices	26	20,579	0.08
Interest Rates Non-U.S.	1	156	0.00 *
Metals	8	28,378	0.11
Softs	6	9,981	0.04

Total futures contracts sold		216,770	0.86

Unrealized Appreciation on Open Forward Contracts
Metals	234	3,910,675	15.59

Total unrealized appreciation on open forward contracts		3,910,675	15.59

Unrealized Depreciation on Open Forward Contracts
Metals	220	(3,868,805)	(15.42)

Total unrealized depreciation on open forward contracts		(3,868,805)	(15.42)

Investment in Funds
CMF Willowbridge Argo Master Fund L.P.		3,321,096	13.24
CMF Graham Capital Master Fund L.P.		4,156,805	16.57
CMF Eckhardt Master Fund L.P.		5,823,342	23.22
CMF SandRidge Master Fund L.P.		2,763,852	11.02

Total Investment in Funds		16,065,095	64.05

Net fair value		$16,305,338	65.02%

*	Due to rounding.
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

Diversified Multi-Advisor Futures Fund L.P. II
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Investment Income:
Interest income	$246	$2,220	$1,895	$5,717
Interest income from investment in Funds	497	4,907	4,766	12,224

Total investment income (loss)	743	7,127	6,661	17,941

Expenses:
Brokerage fees including clearing fees	423,947	463,389	1,304,442	1,493,257
Management fees	126,876	131,073	384,835	425,711
Other	49,067	147,147	152,812	274,000

Total expenses	599,890	741,609	1,842,089	2,192,968

Net investment income (loss)	(599,147)	(734,482)	(1,835,428)	(2,175,027)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	1,958,521	(1,068,605)	3,056,780	(847,067)
Net realized gains (losses) on investment in Funds	(437,251)	(24,362)	588,835	(1,009,700)
Change in net unrealized gains (losses) on open contracts	263,874	194,195	(252)	326,100
Change in net unrealized gains (losses) on investments in Funds	133,765	398,362	(705,835)	275,844

Total trading results	1,918,909	(500,410)	2,939,528	(1,254,823)

Net income (loss)	1,319,762	(1,234,892)	1,104,100	(3,429,850)
Redemptions — General Partner	0	0	0	(125,000)
Redemptions — Limited Partners	(470,713)	(1,024,168)	(1,774,212)	(2,887,814)

Net increase (decrease) in Partners’ Capital	849,049	(2,259,060)	(670,112)	(6,442,664)
Partners’ Capital, beginning of period	24,230,196	27,741,077	25,749,357	31,924,681

Partners’ Capital, end of period	$25,079,245	$25,482,017	$25,079,245	$25,482,017

Net asset value per unit (15,157.2566 and 16,625.5144 units outstanding at September 30, 2011 and 2010, respectively)	$1,654.60	$1,532.71	$1,654.60	$1,532.71

Net income (loss) per unit*	$85.51	$(71.46)	$68.19	$(191.86)

Weighted average units outstanding	15,359.9945	17,059.9374	15,715.7358	17,700.5055

*	Based on change in net asset value per unit.
See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
September 30, 2011
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
     Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker for the Partnership, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.
     As of September 30, 2011, all trading decisions are made for the Partnership by Capital Fund Management S.A. (“CFM”), Graham Capital Management L.P. (“Graham”), Willowbridge Associates Inc. (“Willowbridge”), Eckhardt Trading Company (“Eckhardt”) and SandRidge Capital L.P. (“SandRidge”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to CFM directly, whereas the Partnership invests the portion of its assets allocated to each of the other Advisors indirectly through investments in master funds.
     The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of its initial capital contribution and profits, if any, net of distributions.
     The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2011 and December 31, 2010, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2011 and 2010. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.
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

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
September 30, 2011
(Unaudited)
2. Financial Highlights:
     Changes in the net asset value per unit for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net realized and unrealized gains (losses) *	$96.92	$(55.56)	$101.91	$(153.13)
Interest income	0.05	0.42	0.41	1.01
Expenses **	(11.46)	(16.32)	(34.13)	(39.74)

Increase (decrease) for the period	85.51	(71.46)	68.19	(191.86)
Net asset value per unit, beginning of period	1,569.09	1,604.17	1,586.41	1,724.57

Net asset value per unit, end of period	$1,654.60	$1,532.71	$1,654.60	$1,532.71

*	Includes brokerage fees.

**	Excludes brokerage fees.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Ratios to Average Net Assets:***
Net investment income (loss) before incentive fees****	(9.5)%	(11.1)%	(9.6)%	(10.2)%

Operating expenses	9.5%	11.2%	9.7%	10.3%
Incentive fees	—%	—%	—%	—%

Total expenses	9.5%	11.2%	9.7%	10.3%

Total return:
Total return before incentive fees	5.4%	(4.5)%	4.3%	(11.1)%
Incentive fees	—%	—%	—%	—%

Total return after incentive fees	5.4%	(4.5)%	4.3%	(11.1)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.
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
      All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended September 30, 2011 and 2010 were 641 and 570, respectively. The monthly average number of futures contracts traded directly by the Partnership during the nine months ended September 30, 2011 and 2010 were 719 and 692, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three and nine months ended September 30, 2011 were 459 and 260, respectively. There were no metals forward contracts traded directly by the Partnership during the three and nine months ended September 30, 2010.
     Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
September 30, 2011
(Unaudited)
affected by trading performance and redemptions.
     The following tables indicate the gross fair values of derivative instruments of futures and forward contracts traded directly by the Partnership as separate assets and liabilities as of September 30, 2011 and December 31, 2010.

September 30, 2011
Assets
Futures Contracts
Currencies	$99,397
Energy	17,950
Grains	40,633
Indices	20,887
Interest Rates U.S.	18,648
Interest Rates Non-U.S.	29,955
Livestock	4,590
Metals	28,378
Softs	10,187

Total unrealized appreciation on open futures contracts	$270,625

Liabilities
Futures Contracts
Currencies	$(983)
Energy	(18,660)
Grains	(1,451)
Indices	(1,582)
Interest Rates U.S.	(16,405)
Interest Rates Non-U.S.	(28,480)
Softs	(4,691)

Total unrealized depreciation on open futures contracts	$(72,252)

Net unrealized appreciation on open futures contracts	$198,373 *

September 30, 2011
Assets
Forward Contracts
Metals	$3,910,675

Total unrealized appreciation on open forwards contracts	$3,910,675

Liabilities
Forward Contracts
Metals	$(3,868,805)

Total unrealized depreciation on open forwards contracts	$(3,868,805)

Net unrealized appreciation on open forwards contracts	$41,870 **

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

December 31, 2010
Assets
Futures Contracts
Currencies	$206,190
Energy	5,317
Grains	14,281
Indices	19,159
Interest Rates U.S.	45,789
Interest Rates Non-U.S.	22,310
Livestock	280
Metals	35,295
Softs	525

Total unrealized appreciation on open futures contracts	$349,146

Liabilities
Futures Contracts
Currencies	$(47,113)
Energy	(2,251)
Indices	(56,542)
Interest Rates Non-U.S.	(2,745)

Total unrealized depreciation on open futures contracts	$(108,651)

Net unrealized appreciation on open futures contracts	$240,495 *

•	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
September 30, 2011
(Unaudited)
The following tables indicate the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Sector	Gain (loss) from trading	Gain (loss) from trading	Gain (loss) from trading	Gain (loss) from trading
Currencies	$67,006	$(446,024)	$327,356	$(248,068)
Energy	(110,643)	(9,928)	(134,814)	(373,104)
Grains	43,246	46,759	89,164	(10,623)
Indices	997,697	(436,279)	1,527,727	(628,010)
Interest Rates U.S.	277,614	(37,854)	807,578	240,126
Interest Rates Non-U.S.	733,376	(86,074)	281,254	547,595
Livestock	(14,120)	(3,460)	(34,950)	(25,785)
Softs	9,819	45,013	(55,677)	27,057
Metals	218,400	53,437	248,890	(50,155)

Total	$2,222,395 ***	$(874,410) ***	$3,056,528 ***	$(520,967) ***

***	This amount is in “Total trading results” on the Statements of Income and Expenses and Changes in Partners’ Capital.
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
     The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in Funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2011 and December 31, 2010, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
September 30, 2011
(Unaudited)

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical sets	Observable Inputs	Inputs
	9/30/2011	(Level 1)	(Level 2)	(Level 3)
Assets
Investment in Funds	$16,065,095	$—	$16,065,095	$—
Futures	270,625	270,625	—	—
Forwards	3,910,675	3,910,675	—	—

Total Assets	20,246,395	4,181,300	16,065,095	—

Liabilities
Futures	72,252	72,252	—	—
Forwards	3,868,805	3,868,805	—	—

Total Liabilities	3,941,057	3,941,057	—	—

Net fair value	$16,305,338	$240,243	$16,065,095	$—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	12/31/2010*	(Level 1)	(Level 2)	(Level 3)
Assets
Investment in Funds	$19,030,434	$—	$19,030,434	$—
Futures	349,146	349,146	—	—

Total Assets	19,379,580	349,146	19,030,434	—

Liabilities
Futures	108,651	108,651	—	—

Net fair value	$19,270,929	$240,495	$19,030,434	$—

*	The amounts have been reclassified from the December 31, 2010 prior year financial statements to conform to current year presentation.
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
September 30, 2011
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
     The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended September 30, 2011.
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
     As of September 30, 2011, the Partnership owned approximately 4.4%, 2.9%, 26.0% and 0.9%, of Willowbridge Master, Graham Master, Eckhardt Master and SandRidge Master, respectively. As of December 31, 2010, the Partnership owned approximately 2.1%, 3.2%, 25.0% and 0.6%, of Willowbridge Master, Graham Master, Eckhardt Master and SandRidge Master, respectively. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.
     Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables.

	September 30, 2011
	Total Assets	Total Liabilities	Total Capital
Willowbridge Master	$76,174,792	$57,397	$76,117,395
Graham Master	143,001,399	43,258	142,958,141
Eckhardt Master	22,513,093	91,543	22,421,550
SandRidge Master	326,282,515	12,642,258	313,640,257

Total	$567,971,799	$12,834,456	$555,137,343

	December 31, 2010
	Total Assets	Total Liabilities	Total Capital
Willowbridge Master	$216,360,362	$61,729	$216,298,633
Graham Master	168,973,503	48,832	168,924,671
Eckhardt Master	23,748,773	62,448	23,686,325
SandRidge Master	581,631,311	52,896,054	528,735,257

Total	$990,713,949	$53,069,063	$937,644,886

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
September 30, 2011
(Unaudited)
     Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended September 30, 2011
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Willowbridge Master	$(26,164)	$6,231,581	$6,205,417
Graham Master	(213,853)	(7,001,386)	(7,215,239)
Eckhardt Master	(36,609)	(2,067,641)	(2,104,250)
SandRidge Master	(153,758)	18,193,702	18,039,944

Total	$(430,384)	$15,356,256	$14,925,872

	For the three months ended September 30, 2010
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Willowbridge Master	$(28,204)	$(2,263,514)	$(2,291,718)
Graham Master	(93,915)	5,920,237	5,826,322
Eckhardt Master	(39,324)	1,602,450	1,563,126
SandRidge Master	(299,798)	(42,934,957)	(43,234,755)

Total	$(461,241)	$(37,675,784)	$(38,137,025)

	For the nine months ended September 30, 2011
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Willowbridge Master	$(96,550)	$21,510,516	$21,413,966
Graham Master	(596,969)	(15,857,052)	(16,454,021)
Eckhardt Master	(153,299)	(2,439,928)	(2,593,227)
SandRidge Master	(584,251)	48,322,928	47,738,677

Total	$(1,431,069)	$51,536,464	$50,105,395

	For the nine months ended September 30, 2010
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Willowbridge Master	$(146,867)	$(36,147,175)	$(36,294,042)
Graham Master	(329,266)	2,934,755	2,605,489
Eckhardt Master	(116,247)	2,257,063	2,140,816
SandRidge Master	(949,970)	(127,118,547)	(128,068,517)

Total	$(1,542,350)	$(158,073,904)	$(159,616,254)

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
September 30, 2011
(Unaudited)
     Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds is shown in the following tables.

	September 30, 2011		For the three months ended September 30, 2011
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Willowbridge Master	13.24%	3,321,096	271,471	593	642	270,236	Commodity Portfolio	Monthly
Graham Master	16.57%	4,156,805	(206,360)	5,753	672	(212,785)	Commodity Portfolio	Monthly
Eckhardt Master	23.22%	5,823,342	(536,763)	5,878	3,822	(546,463)	Commodity Portfolio	Monthly
SandRidge Master	11.02%	2,763,852	168,663	782	723	167,158	Energy Portfolio	Monthly

Total		$16,065,095	$(302,989)	$13,006	$5,859	$(321,854)

	September 30, 2011		For the nine months ended September 30, 2011
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Willowbridge Master	13.24%	3,321,096	488,261	2,424	1,719	484,118	Commodity Portfolio	Monthly
Graham Master	16.57%	4,156,805	(427,651)	16,757	1,749	(446,157)	Commodity Portfolio	Monthly
Eckhardt Master	23.22%	5,823,342	(623,331)	28,365	13,083	(664,779)	Commodity Portfolio	Monthly
SandRidge Master	11.02%	2,763,852	450,487	3,747	2,130	444,610	Energy Portfolio	Monthly

Total		$16,065,095	$(112,234)	$51,293	$18,681	$(182,208)

	December 31, 2010		For the three months ended September 30, 2010
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Fund	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Willowbridge Master	17.20%	$4,427,857	$(39,447)	$1,314	$442	$(41,203)	Commodity Portfolio	Monthly
Graham Master	21.01%	5,410,815	199,233	4,417	433	194,383	Commodity Portfolio	Monthly
Eckhardt Master	22.97%	5,913,996	462,311	7,556	5,081	449,674	Commodity Portfolio	Monthly
SandRidge Master	12.73%	3,277,766	(243,190)	2,027	600	(245,817)	Energy Program	Monthly

Total		$19,030,434	$378,907	$15,314	$6,556	$357,037

	December 31, 2010		For the nine months ended September 30, 2010
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Fund	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Willowbridge Master	17.20%	$4,427,857	$(703,205)	$4,702	$1,223	$(709,130)	Commodity Portfolio	Monthly
Graham Master	21.01%	5,410,815	27,227	13,631	3,365	10,231	Commodity Portfolio	Monthly
Eckhardt Master	22.97%	5,913,996	658,404	21,121	15,288	621,995	Commodity Portfolio	Monthly
SandRidge Master	12.73%	3,277,766	(704,058)	6,332	1,543	(711,933)	Energy Program	Monthly

Total		$19,030,434	$(721,632)	$45,786	$21,419	$(788,837)

Diversified Multi-Advisor Futures Fund L.P. II
Notes to Financial Statements
September 30, 2011
(Unaudited)
6. Financial Instrument Risks:
     In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.
     The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.
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
     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk as CGM or a CGM affiliate is the sole counterparty or broker with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.
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
September 30, 2011
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
     The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2011 and December 31, 2010, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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
     Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Partnership and the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Fund’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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
September 30, 2011
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
     The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. Generally, the 2008 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities. Management does not believe that there are any uncertain tax positions that require recognition of a tax liability.
     Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.
     Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU “) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“ IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRS. However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU is effective for annual and interim periods beginning after December 15, 2011 for public entities. This new guidance is not expected to have a material impact on the Partnership’s/Fund’s financial statements.
      In October 2011, FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding U.S. GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. The Partnership is currently evaluating the impact that this proposed update would have on the financial statements.
     Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources
     The Partnership does not engage in sales of goods or services. The Partnership’s assets are its (i) investment in Funds, (ii) equity in its trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures contracts and open forward contracts, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2011.
     The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.
     For the nine months ended September 30, 2011, Partnership capital decreased 2.6% from $25,749,357 to $25,079,245. This decrease was attributable to the redemptions of 1,073.9350 Redeemable Units resulting in an outflow of $1,774,212, which was partially offset with a net income from operations of $1,104,100. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent periods.
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

Results of Operations
     During the Partnership’s third quarter of 2011, the net asset value per unit increased 5.4% from $1,569.09 to $1,654.60 as compared to a decrease of 4.5% in the third quarter of 2010. The Partnership experienced a net trading gain (comprised of net realized gains (losses) on closed positions and investment in Funds and change in net unrealized gains (losses) on open positions and investment in Funds) before brokerage fees and related fees in the third quarter of 2011 of $1,918,909. Gains were primarily attributable to the Partnership’s and the Funds’ trading of commodity futures in indices, metals, U.S. and non-U.S. interest rates and were partially offset by losses in currencies, energy, grains, livestock and softs. The Partnership experienced a net trading loss before brokerage fees and related fees in the third quarter of 2010 of $500,410. Losses were primarily attributable to the Partnership’s and the Funds’ trading of commodity futures in currencies, energy, non-U.S interest rates, livestock and indices and were partially offset by gains in grains, U.S interest rates, metals and softs.
      The most significant gains were experienced within the global interest rate sector due to long positions in European, U.S., and Australian fixed income futures as prices advanced higher throughout the majority of the quarter due to concern about the European sovereign debt crisis and a faltering global economy. Within the global stock index sector, gains were recorded primarily during August from short positions in European equity index futures as prices declined amid Standard & Poor’s downgrade of the United States’ sovereign credit rating, worse-than-expected economic reports, and concern about the European sovereign debt crisis. Within the metals complex, gains were recorded primarily during July and August from long positions in gold futures after prices reached a record high as escalating concern that the global economy is slowing boosted demand for the precious metal. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the currency markets, primarily during August, from long positions in the Australian dollar and Canadian dollar versus the U.S. dollar as the value of the U.S. dollar was boosted higher against these currencies by “safe haven” demand following central bank intervention in the Japanese yen and amid concerns related to the European debt crisis. Within the energy sector, losses were incurred primarily during August from long positions in crude oil and its related products at the beginning of the month as prices fell on concern energy demand may falter amid slowing economic growth in the U.S. and a deepening debt crisis in Europe. Within the agricultural complex, losses were incurred primarily during July from long positions in soybean futures as prices declined on speculation that Europe’s sovereign debt crisis may hinder the global economy, reducing demand for the grain. Further losses were recorded within this sector during September from long positions in coffee futures as prices fell amid stable stockpiles before harvesting begins in Central America and Colombia.

     During the Partnership’s nine months ended September 30, 2011, the net asset value per unit increased 4.3% from $1,586.41 to $1,654.60 as compared to a decrease of 11.1% during the nine months ended September 30, 2010. The Partnership experienced a net trading gain (comprised of net realized gains (losses) on closed positions and investment in Funds and change in net unrealized gains (losses) on open positions and investment in Funds) before brokerage fees and related fees during the nine months ended September 30, 2011 of $2,939,528. Gains were primarily attributable to the Partnership’s and the Funds’ trading of commodity futures in U.S. and non-U.S. interest rates, indices, metals and softs and were partially offset by losses in currencies, energy, grains and livestock. The Partnership experienced a net trading loss before brokerage fees and related fees during the nine months ended September 30, 2010 of $1,254,823. Losses were primarily attributable to the Partnership’s and the Funds’ trading of commodity futures in currencies, energy, grains, indices, livestock and metals, and were partially offset by gains in non-U.S. and U.S. interest rates and softs.
     The most significant gains were experienced within the global interest rate sector due to long positions in U.S., European, and Australian fixed income futures as prices advanced higher throughout the majority of the third quarter due to concern about the European sovereign debt crisis and a faltering global economy. Within the global stock index markets, gains were experienced primarily during January and February, largely in U.S. equity index futures, as prices were supported higher amid positive economic reports. Further gains were recorded within this sector during August from short positions in European equity index futures as prices decline amid Standard & Poor’s downgrade of the Unites States’ sovereign credit rating, worse-than-expected economic reports, and concern about the European sovereign debt crisis. Within the metals complex, gains were recorded primarily during July and August from long positions in gold futures after prices reached a record high as escalating concern that the global economy is slowing boosted demand for the precious metal. A portion of the Partnership’s gains during the first nine months of the year was offset by losses incurred within the agricultural complex, primarily during July and September, from long futures positions in corn and soybeans as prices declined on speculation that Europe’s sovereign debt crisis may hinder the global economy, reducing demand for the grains. Within the currency sector, losses were recorded primarily during May, from long positions in the British pound versus the U.S. dollar as the value of the British pound moved lower against the U.S. dollar after Standard & Poor’s downgraded Greece’s credit rating, prompting concern that the European sovereign debt crisis may escalate. Additional losses were recorded during August from long positions in the Australian dollar and Canadian dollar versus the U.S. dollar as the value of these “commodity currencies” moved lower in tandem with declining commodity prices. Within the energy complex, losses were incurred primarily during May from long futures positions in crude oil and its related products as prices moved lower after signs the global economic recovery is slowing spurred concern that energy demand may weaken.
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
     Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three and nine months ended September 30, 2011 decreased by $6,384 and $11,280, respectively, as compared to the corresponding periods in 2010. The decrease in interest income is due to lower average daily equity and lower U.S. Treasury bill rates during the three and nine months ended September 30, 2011 as compared to the corresponding periods in 2010. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which neither the Partnership nor CGM has control.
     Brokerage fees are calculated as a percentage of the Partnership’s net asset value as of the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and nine months ended September 30, 2011 decreased by $39,442 and $188,815, respectively, as compared to the corresponding periods in 2010. The decrease in brokerage fees is due to lower average net assets during the three and nine months ended September 30, 2011 as compared to the corresponding periods in 2010.
     Management fees are calculated on the portion of the Partnership’s net asset value allocated to each Advisor at the end of the month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2011 decreased by $4,197 and $40,876, respectively, as compared to the corresponding periods in 2010. The decrease in management fees is due to lower average net assets during the three and nine months ended September 30, 2011 as compared to the corresponding periods in 2010.
     Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreement among the Partnership, the General Partner and each Advisor. There were no incentive fees for the three and nine months ended September 30, 2011 and 2010, respectively. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred by the Advisor and earns additional new trading profits for the Partnership.
     In allocating the assets of the Partnership among the trading advisors, the General Partner considers each advisors past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the trading advisors and may allocate assets to additional advisors at any time.

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
     Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. With the exception of CFM, the advisors currently trade the Partnership’s assets indirectly in master fund managed accounts over which they have been granted limited authority to make trading decisions. CFM directly trades a managed account in the Partnership’s name. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investment in the Funds as of September 30, 2011 and December 31, 2010. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed account in the Partnership’s name traded by CFM) and indirectly by each Fund separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.
     The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2011 and December 31, 2010. As of September 30, 2011, the Partnership’s total capitalization was $25,079,245.

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$410,748	1.64%
Energy	281,185	1.12%
Grains	61,502	0.25%
Indices	61,212	0.24%
Interest Rates U.S.	158,023	0.63%
Interest Rates Non-U.S.	223,826	0.89%
Livestock	256,586	1.02%
Metals	92,416	0.37%
Softs	189,735	0.76%

Total	$1,735,233	6.92%

     As of December 31, 2010, Partnership’s total capitalization was $25,749,357.

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$648,426	2.51%
Energy	532,001	2.06%
Grains	158,953	0.63%
Indices	326,903	1.27%
Interest Rates U.S.	665,373	2.58%
Interest Rates Non-U.S.	250,133	0.97%
Livestock	77,288	0.30%
Metals	180,045	0.70%
Softs	84,111	0.33%

Total	$2,923,233	11.35%

     The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of September 30, 2011 and December 31,2010 and the highest and lowest value at any point and the average value during the three months ended September 30, 2011 and for the twelve months ended December 31, 2010. All open position trading risk exposures of the Partnership/Funds have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.
     As of September 30, 2011, the Partnership’s total capitalization was $25,079,245. The Partnership’s Value at Risk for the portion of its assets that are traded directly through CFM’s Discus 1.5x Leverage Program was as follows:
September 30, 2011

			Three months ended September 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$156,740	0.62%	$314,950	$74,200	126,935
Energy	50,661	0.20%	112,959	24,921	63,732
Grains	25,859	0.10%	65,908	14,468	33,339
Indices	92,545	0.37%	414,696	33,577	163,531
Interest Rates U.S.	113,200	0.45%	220,250	7,111	152,250
Interest Rates Non -U.S.	254,637	1.02%	415,063	90,809	314,604
Livestock	7,350	0.03%	9,850	1,225	4,908
Metals	146,904	0.59%	245,757	49,480	144,008
Softs	22,980	0.09%	43,585	11,330	22,695

Total	$870,876	3.47%

*	Average of month-end Values at Risk.
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

     As of September 30, 2011, Willowbridge Master’s total capitalization was $76,117,395. The Partnership owned approximately 4.4% of Willowbridge Master. As of September 30, 2011, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:
September 30, 2011

			Three months ended September 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$892,575	1.17%	$1,301,924	$340,600	$769,674
Energy	1,472,000	1.93%	1,576,250	160,000	1,012,967
Grains	448,000	0.59%	715,000	86,400	386,042
Interest Rates U.S.	353,152	0.46%	416,000	312,000	372,301
Interest Rates Non-U.S.	798,626	1.05%	808,237	665,905	764,771
Metals	1,184,000	1.56%	1,608,750	272,000	1,277,583
Softs	529,600	0.70%	679,500	112,000	550,933

Total	$5,677,953	7.46%

*	Average of month-end Values at Risk.
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
     As of September 30, 2011, Graham Master’s total capitalization was $142,958,141. The Partnership owned approximately 2.9% of Graham Master. As of September 30, 2011, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:
September 30, 2011

			Three months ended September 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$4,902,891	3.43%	$14,715,746	$4,054,432	$9,021,925
Energy	1,644,645	1.15%	1,710,689	805,479	1,414,892
Grains	517,966	0.36%	672,995	330,409	467,824
Indices	1,318,348	0.92%	7,570,579	1,264,457	2,684,660
Interest Rates U.S.	489,000	0.34%	1,656,700	443,080	972,817
Interest Rates Non-U.S.	2,457,971	1.72%	3,388,979	1,112,934	2,050,874
Livestock	67,200	0.05%	127,950	2,400	32,800
Metals	1,136,889	0.80%	1,714,134	955,310	1,315,587
Softs	307,192	0.21%	414,872	161,005	297,674

Total	$12,842,102	8.98%

*	Average of month-end Values at Risk.

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
     As of September 30, 2011, Eckhardt Master’s total capitalization was $22,421,550. The Partnership owned approximately 26.0% of Eckhardt Master. As of September 30, 2011, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:
September 30, 2011

			Three months ended September 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$279,040	1.24%	$1,566,309	$91,656	$561,771
Energy	192,008	0.86%	640,516	6,000	386,143
Grains	3,500	0.02%	301,704	3,500	135,355
Interest Rates U.S.	137,530	0.61%	435,400	11,000	158,427
Interest Rates Non -U.S.	16,176	0.07%	564,611	16,176	176,086
Softs	40,845	0.18%	131,208	18,659	83,083

Total	$669,099	2.98%

•	Average of month-end Values at Risk.
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

     As of September 30, 2011, SandRidge Master’s total capitalization was $313,640,257. The Partnership owned approximately 0.9% of SandRidge Master. As of September 30, 2011, SandRidge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SandRidge for trading) was as follows:
September 30, 2011

			Three months ended September 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$7,571,027	2.41%	$14,337,593	$6,832,784	$9,875,067

Total	$7,571,027	2.41%

*	Average of month-end Values at Risk.
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
     The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.
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
     There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
      The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.
Subprime-Mortgage Related Actions
On October 19, 2011, the SEC and Citigroup announced a settlement, subject to judicial approval, in connection with the SEC’s investigation into the structuring and sale of CDOs. Pursuant to the proposed settlement, CGM agreed to pay $160 million in disgorgement, $30 million in prejudgment interest, and a civil penalty of $95 million relating to CGM’s role in the structuring and sale of the Class V Funding III CDO transaction. Additional information relating to this matter is publicly available in court filings under the docket number 11 Civ. 7387 (S.D.N.Y.) (Rakoff, J.).

Item 1A. Risk Factors
     There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Partnership no longer offers Redeemable Units for sale.
     The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units) that
	(a) Total Number	(b) Average	of Publicly	May Yet Be
	of Shares	Price Paid per	Announced	Purchased Under the
Period	(or Units) Purchased*	Share (or Unit)**	Plans or Programs	Plans or Programs
July 1, 2011 – July 31, 2011	62.9293	$1,633.75	N/A	N/A
August 1, 2011 – August 31, 2011	120.6671	$1,659.63	N/A	N/A
September 1, 2011 – September 30, 2011	101.3167	$1,654.60	N/A	N/A
	284.9131	$1,652.13

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.
Item 3. Defaults Upon Senior Securities — None
Item 4. [Removed and Reserved]
Item 5. Other Information — None.

Item 6. Exhibits
Exhibit

3.1(a)	Certificate of Limited Partnership dated May 10, 1994 (filed as Exhibit 3.1(a) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership dated July 31, 1995 (filed as Exhibit 3.1(b) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership dated October 1, 1999 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Change of the Certificate of Limited Partnership effective January 31, 2000 (filed as Exhibit 3.1(d) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership dated May 21, 2003 (filed as Exhibit 3.1(e) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(f) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(g) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(h)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(i)	Certificate of Amendment of the Certificate of Limited Partnership dated April 12, 2010 (filed as Exhibit 3.1(i) to the Form 8-K/A filed on April 14, 2010 and incorporated herein by reference).

(j)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.1 to the Current Report on form 8-K filed on July 2, 2010 and incorporated herein by reference).

(k)	Certificate of Amendment of the Certificate of Limited Partnership dated September 2, 2011 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

3.2	Limited Partnership Agreement (attached as Exhibit A to the Registration Statement on Form S-1 filed on May 29, 1996 and incorporated herein by reference).

10.1	Customer Agreement between the Partnership and Smith Barney (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on May 29, 1996 and incorporated herein by reference).

10.2	Form of Subscription Agreement (attached as Exhibit B to the Registration Statement on Form S-1 filed on May 29, 1996 and incorporated herein by reference).

10.3	Form of Escrow Agreement (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

10.4(a)	Management Agreement among the Partnership, the General Partner and Willowbridge (filed as Exhibit 10.7 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed on March 30, 1998 and incorporated herein by reference).

(b)	Letter extending Management Agreement with Willowbridge for 2010 (filed as Exhibit 10.4(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 31, 2011 and incorporated herein by reference).

10.6(a)	Management Agreement among the Partnership, the General Partner and Graham (filed as Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on March 29, 2001 and incorporated herein by reference).

(b)	Letter extending Management Agreement with Graham for 2010 (filed as Exhibit 10.6(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 31, 2011 and incorporated herein by reference).

10.7(a)	Management Agreement among the Partnership, the General Partner and CFM (filed as Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed on March 28, 2002 and incorporated herein by reference).

10.8(a)	Management Agreement among the Partnership, the General Partner and Eckhardt (filed as Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed on August 14, 2008 and incorporated herein by reference).

(b)	Letter extending Management Agreement with Eckhardt Trading Company for 2010 (filed as Exhibit 10.8(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 31, 2011 and incorporated herein by reference).

10.9(a)	Management Agreement among the Partnership, the General Partner and SandRidge (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 2, 2009 and incorporated herein by reference).

(b)	Letter extending Management Agreement with SandRidge for 2010 (filed as Exhibit 10.9(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 31, 2011 and incorporated herein by reference).

10.10	Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 filed August 14, 2009 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer).

32.1	Section 1350 Certification (Certification of President and Director).

32.2	Section 1350 Certification (Certification of Chief Financial Officer).

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema Document.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101. LAB	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diversified Multi-Advisor Futures Fund L.P. II
By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director
Date: November 14, 2011

By:	/s/ Brian Centner
Brian Centner
Chief Financial Officer (Principal Accounting Officer)
Date: November 14, 2011