Form 10-K
period 2011-12-31
DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P. II
filed 2012-03-30
CIK 923660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

(212) 296-1999

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

Yes  ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K☑.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No ☑

Limited Partnership Redeemable Units with an aggregate value of $ 23,922,051 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 29, 2012, 14,344.8837 Limited Partnership Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[NONE]

PART I

Item 1. Business.

(a) General Development of Business. Diversified Multi-Advisor Futures Fund L.P. II (the “Partnership”) is a limited partnership organized on May 10, 1994 under the partnership laws of the State of New York. The Partnership commenced trading operations on January 17, 1996. The Partnership may engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options, swaps and forward contracts. The sectors traded included currencies, energy, grains, indices, metals, softs, livestock, and U.S. and non-U.S. interest rates. The commodity interests that are traded by the Partnership directly and through its investment in the Funds (as defined below) are volatile and involve a high degree of market risk.

A Registration Statement on Form S-1 (File No. 033-79244) relating to the public offering became effective on August 21, 1995. Beginning August 21, 1995, 100,000 redeemable units of limited partnership interest (“Redeemable Units”) were publicly offered at $1,000 per unit for a period of ninety days, subject to increase for up to an additional sixty days at the sole discretion of the general partner. Between August 21, 1995 (commencement of the offering period) and January 16, 1996, 8,529 Redeemable Units were sold at $1,000 per Redeemable Unit. Proceeds of the offering were held in an escrow account and were transferred, along with the general partner’s contribution of $87,000, to the Partnership’s trading account on January 17, 1996 when the Partnership commenced trading. An additional 100,000 Redeemable Units were registered on a Registration Statement on Form S-1 (File No. 333-03538) effective May 29, 1996 and an additional 150,000 Redeemable Units were registered on a Registration Statement on Form S-1 (File No. 333-25239) effective April 15, 1997. The Partnership no longer offers Redeemable Units for sale. Redemptions of Redeemable Units for the years ended December 31, 2011, 2010 and 2009 are reported in the Statements of Changes in Partners’ Capital on page 31 under “Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”) indirectly owns a minority equity interest in MSSB Holdings. Citigroup also indirectly owns Citigroup Global Markets Inc. (“CGM”) the commodity broker for the Partnership. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of December 31, 2011, all trading decisions for the Partnership are made by the Advisors (defined below).

As of December 31, 2011, all trading decisions are made for the Partnership by Capital Fund Management SA (“CFM”), Willowbridge Associates Inc. (“Willowbridge”), Graham Capital Management, L.P. (“Graham”), Eckhardt Trading Company (“Eckhardt”) and SandRidge Capital L.P. (“SandRidge”) (each an “Advisor” and collectively, the “Advisors”). A description of the trading activities and focus of the Advisor is included on page 11 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of its initial capital contribution and profit, if any, net of distributions.

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

On April 1, 2008, the assets allocated to Eckhardt for trading were invested in the CMF Eckhardt Master Fund L.P. (“Eckhardt Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 7,000.0000 units of Eckhardt Master with cash equal to $7,000,000. Eckhardt Master was formed in order to permit commodity pools managed now or in the future by Eckhardt using its Standard Program-Higher Leveraged, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Eckhardt Master. Individual and pooled accounts currently managed by Eckhardt, including the Partnership, are permitted to be limited partners of Eckhardt Master. The General Partner and Eckhardt believe that trading through this structure should promote efficiency and economy in the trading process.

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

The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2011.

Willowbridge Master’s, Graham Master’s, Eckhardt Master’s and SandRidge Master’s (collectively the “Funds”) and the Partnership’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with CGM.

A limited partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds in multiples of the net asset value per Unit as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The units are classified as a liability when the limited partner elects to redeem and informs the Funds.

Management and incentive fees are charged at the Partnership level. All exchange, clearing, user, give up, floor brokerage and National Futures Association (“NFA”) fees (collectively the “clearing fees”) are borne by the Partnership directly and through its investments in the Funds. All other fees including CGM’s direct brokerage fees are charged at the Partnership level.

For the period January 1, 2011 through December 31, 2011, the approximate average market sector distribution for the Partnership was as follows:

* Due to rounding

As of December 31, 2011, the Partnership owned approximately 5.5%, 2.9%, 25.9% and 0.8% of Willowbridge Master, Graham Master, Eckhardt Master and SandRidge Master, respectively. As of December 31, 2010, the Partnership owned approximately 2.1%, 3.2%, 25.0% and 0.6% of Willowbridge Master, Graham Master, Eckhardt Master and SandRidge Master, respectively. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Pursuant to the terms of the management agreements (the “Management Agreement”) with each Advisor, the Partnership pays each Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the respective Advisor. Month-end Net Assets for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees and any redemptions or distributions as of the end of such month. The Management Agreements generally continue in effect until June 30th, of each year and are renewable by the General Partner for additional one year periods upon 30 days’ prior notice to an Advisor. Each Management Agreement may be terminated upon notice by either party.

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

The Partnership has entered into a customer agreement (the “Customer Agreement”) with CGM, which provides that the Partnership pays CGM a monthly brokerage fee equal to 1/2 of 1% (6% per year) of month-end Net Assets allocated to the Advisors, in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, incentive fee accruals, the monthly management fees and other expenses and any redemptions or distributions as of the end of such month. CGM will pay a portion of its brokerage fees to its financial advisors who have sold Redeemable Units. The Partnership will pay for the clearing fees directly and through its investment in the Funds. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. This fee may be increased or decreased at anytime at CGM’s discretion upon written notice to the Partnership. All of the Partnership’s assets not held in the Funds’ accounts at CGM are deposited in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations (“CFTC”). CGM has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreements between the Partnership and CGM and the Funds and CGM give the Partnership and the Funds the legal right to net unrealized gains and losses on open futures, exchange-cleared swaps and forward contracts. The Customer Agreement may be terminated upon notice by either party.

(b) Financial Information about Industry Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in the sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, is set forth under “Item 6. Selected Financial Data.” The Partnership’s Capital as of December 31, 2011, was $23,203,984.

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

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, CFTC and the Securities and Exchange Commission (the “SEC”) are in the process of promulgating rules to regulate swaps dealers, to require that swaps be traded on an exchange or swap execution facilities, to mandate additional reporting and disclosure requirements and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. These rules, may negatively impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership) in futures and over-the-counter markets.

Speculative position and trading limits may reduce profitability.

The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person may hold or control in particular futures and options on futures. In addition, the CFTC has adopted new speculative position limits on economically equivalent futures, options and swaps. The trading instructions of an advisor may have to be modified, and positions held by the Partnership may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and foregoing potential profits.

Item 2. Properties.

The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, MSSB Holdings.

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

In May 2007, CGM finalized settlements agreement with the NYSE and the New Jersey Bureau of Securities relating to alleged improper market-timing of mutual funds by certain of its brokers prior to September 2003. The allegations included failure to supervise trading of mutual fund shares and variable annuity mutual fund sub-accounts, failure to prevent market-timing by its brokers and failure to comply with applicable recordkeeping requirements. CGM neither admitted nor denied any wrongdoing or liability, and paid $50 million in disgorgement and penalties.

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

Beginning in March 2008, Citigroup and certain of its affiliates, including CGM, have been named as defendants in numerous actions and proceedings brought by Citigroup shareholders and customers concerning auction-rate securities (“ARS”), many of which have been resolved. These have included, among others: (i) numerous lawsuits and arbitrations filed by customers of Citigroup and its affiliates seeking damages in connection with investments in ARS; (ii) a consolidated putative class action asserting claims for federal securities violations, which has been dismissed and is now pending on appeal; (iii) two putative class actions asserting violations of Section 1 of the Sherman Act, which have been dismissed and are now pending on appeal; and (iv) a derivative action filed against certain Citigroup officers and directors, which has been dismissed. In addition, based on an investigation, report and recommendation from a committee of Citigroup’s Board of Directors, the Board refused a shareholder demand that was made after dismissal of the derivative action. Additional information relating to certain of these actions is publicly available in court filings under the docket numbers 08 Civ. 3095 (S.D.N.Y.) (Swain, J.), 10-722 (2d Cir.); 10-867 (2d Cir.); 11-1270 (2d Cir.).

Subprime Mortgage-Related Litigation and Other Matters

The SEC, among other regulators, is investigating Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis, including an ongoing inquiry into Citigroup’s structuring and sale of CDOs. Citigroup is cooperating fully with the SEC’s inquiries.

On July 29, 2010, the SEC announced the settlement of an investigation into certain of Citigroup’s 2007 disclosures concerning its subprime-related business activities. The SEC alleged misleading statements about the extent of its holdings of assets backed by subprime mortgages. On October 19, 2010, the United States District Court for the District of Columbia entered a Final Judgment approving the settlement, pursuant to which Citigroup agreed to pay a $75 million civil penalty and to maintain certain disclosure policies, practices and procedures for a three-year period. Additional information relating to this action is publicly available in court filings under the docket number 10 Civ. 1277 (D.D.C.) (Huvelle, J.).

On October 19, 2011, the SEC and Citigroup announced a settlement, subject to judicial approval, in connection with the SEC’s investigation into the structuring and sale of CDOs. Pursuant to the proposed settlement, CGM agreed to pay $160 million in disgorgement, $30 million in prejudgment interest, and a civil penalty of $95 million relating to CGM’s role in the structuring and sale of the Class V Funding III CDO transaction. On November 28, 2011, the United States District Court for the Southern District of New York declined to approve the settlement on the grounds that the court was not presented with enough facts to approve the settlement. A trial date was set for July 16, 2012. On December 15 and 19, 2011, respectively, the SEC and s filed notices of appeal. On December 27, 2011, the United States Court of Appeals for the Second Circuit granted an emergency stay of further proceedings in the district court, pending the Second Circuit’s ruling on the SEC’s motion to stay the district court proceedings during the pendency of the appeals. Additional information relating to this matter is publicly available in court filings under the docket number 11 Civ. 7387 (S.D.N.Y.) (Rakoff, J.).

Citigroup and certain of its affiliates have also been named as defendants in actions brought by counterparties and investors that have suffered losses as a result of the credit crisis. Those actions include claims asserted by investors in CDO-related transactions, including Moneygram Payment Systems, Inc., which filed a lawsuit in Minnesota state court on October 26, 2011, alleging misstatements in connection with the sale of CDO securities. Additional information relating to this action is publicly available in court filings under docket number 102611H-10 (Minn. 4th Judicial District, Hennepin Cnty.). Additional actions asserting claims related to investments or participation in CDO-related transactions may be filed in the future.

On February 9, 2012, Citigroup announced that CitiMortgage, along with other mortgage servicers, had reached an agreement in principle with the United States and with the Attorneys General for 49 states (Oklahoma did not participate) and the District of Columbia to settle a number of related investigations into residential loan servicing and origination practices. In conjunction with this settlement, Citigroup and certain of its affiliates, including CGM, also entered into a settlement with the United States Attorney’s Office for the Southern District of New York of a “qui tam” action. This action alleged that, as a participant in the Direct Endorsement Lender program, CitiMortgage had certified to the United States Department of Housing and Urban Development and the Federal Housing Administration (“FHA”) that certain loans were eligible for FHA insurance when in fact they were not. The settlement releases Citigroup from claims arising out of its acts or omissions relating to the origination, underwriting, or endorsement of all FHA-insured loans prior to the effective date of the settlement. Under the settlement, Citigroup will pay the United States $158.3 million, for which Citigroup had fully provided as of December 31, 2011. CitiMortgage will continue to participate in the Direct Endorsement Lender program. Additional information relating to this action is publicly available in court filings under the docket number 11 Civ. 5423 (S.D.N.Y.) (Marrero, J.).

The Federal Reserve Bank, the OCC and the FDIC, among other federal and state authorities, are investigating issues related to the conduct of certain mortgage servicing companies, including Citigroup affiliates, in connection with mortgage foreclosures. Citigroup is cooperating fully with these inquiries.

Credit Crisis Related Matters

Beginning in the fourth quarter of 2007, certain of Citigroup’s, and CGM’s regulators and other state and federal government agencies commenced formal and informal investigations and inquiries, and issued subpoenas and requested information, concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including CGM, are involved in discussions with certain of its regulators to resolve certain of these matters.

Certain of these regulatory matters assert claims for substantial or indeterminate damages. Some of these matters already have been resolved, either through settlements or court proceedings, including the complete dismissal of certain complaints or the rejection of certain claims following hearings.

In the course of its business, CGM, as a major futures commission merchant and broker-dealer, is a party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of CGM. GCM may establish reserves from time to time in connections with such actions.

Item 4. Mine Safety Disclosures. Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of December 31, 2011 was 974.

(c)	Dividends. The Partnership did not declare a distribution in 2011 or 2010. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance under Equity Compensation Plans. None.

(e)	Performance Graph. Not applicable.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. There were no additional sales of Redeemable Units during the twelve months ended December 31, 2011, 2010 and 2009. The Partnership no longer offers Redeemable Units for sale.

(g)	Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 — October 31, 2011	181.7210	$ 1,579.88	N/A	N/A
November 1, 2011 — November 30, 2011	121.7805	$ 1,570.24	N/A	N/A
December 1, 2011 — December 31, 2011	94.3889	$ 1,572.15	N/A	N/A
	397.8904	$ 1,575.10

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 6. Selected Financial Data.

Net realized and unrealized trading gains, interest income, net income, increase in net asset value per unit and net asset value per unit for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 and total assets at December 31, 2011, 2010, 2009, 2008 and 2007 were as follows:

	2011	2010	2009	2008	2007
Net realized and unrealized trading gains (losses) and investment in Funds net of brokerage fees (including clearing fees) of $1,697,645 $1,925,364, $2,563,903, $3,078,391, and $3,463,859, respectively	$548,024	$(1,786,962)	$(1,773,665)	$6,859,644	$2,568,991
Total interest income	6,775	24,123	27,089	487,555	1,744,958

	$554,799	$(1,762,839)	$(1,746,576)	$7,347,199	$4,313,949

Net income (loss)	$(144,445)	$(2,548,820)	$(2,993,465)	$5,721,768	$2,911,097

Increase (decrease) in net asset value per unit	$(14.26)	$(138.16)	$(142.43)	$215.30	$92.67

Net asset value per unit	$1,572.15	$1,586.41	$1,724.57	$1,867.00	$1,651.70

Total assets	$23,638,204	$26,226,763	$32,598,591	$45,718,234	$49,039,808

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

The General Partner manages all business of the Partnership. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisors. The General Partner employs a team of approximately 47 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals use proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includers staff involved in marketing and sales support. In selecting the Advisors for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements.

Responsibilities of the General Partner include:

•	due diligence examinations of the Advisors;

•	selection, appointment and termination of the Advisors;

•	negotiation of the Management Agreements; and

•	monitoring the activity of the Advisors.

In addition, the General Partner prepares the books and records and provides the administrative and compliance services that are required by law or regulation, from time to time, in connection with operation of the Partnership. These services include the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; calculation of fees; assistance in connection with subscriptions, redemptions and limited partner communications; and preparation of offering documents and sales literature.

The General Partner seeks the best prices and services available in its commodity futures brokerage transactions.

The programs traded by each Advisor on behalf of the Partnership are: CFM — Discus (1.5x Leverage) Program (“Discus”), Graham — K4D-15V Program, Willowbridge — Argo Trading System, Eckhardt — Standard Program — Higher Leveraged and SandRidge – Energy Program. In allocating the assets of the Partnership among Advisors, the General Partner considered past performance trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advsiors and may allocate assets to additional advisors at any time. As of December 31, 2011 and September 30, 2011, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	December 31, 2011	September 30, 2011
Graham Capital Management, L.P.	16%	17%
Capital Fund Management SA	38%	37%
Willowbridge Associates, Inc.	14%	13%
Eckhardt Trading Company	23%	23%
SandRidge Capital, L.P.	9%	10%

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

Graham Capital Management, L.P.

Graham trades the Partnership’s assets allocated to it in accordance with the K4D-15V Program, a systematic proprietary trading program, which combines four individual Graham investment programs into one program. K4D-15V Program initially allocates assets equally among other Graham programs. As market conditions or other circumstances change, Graham may alter the weightings of the individual programs and add (or delete) other programs to K4D-15V Program as it deems appropriate.

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

For each of these systems, risk is managed on a market-by-market level as well as on an overall portfolio level. On the market level, risk is managed primarily by utilizing proprietary volatility filters. When these filters detect a certain excessive level of volatility in the markets traded, they will signal that the systems should no longer be trading in the markets in which the filters have detected excessive volatility. In this way, the systems do not participate in markets in which there are extremes in market action. On the portfolio level, risk is managed by utilizing a proprietary portfolio cutback rule. When cumulative profits have reached a certain level, this rule determines that positions should be halved across the entire portfolio. In this way, risk is reduced while allowing the systems to continue to participate in the markets, albeit at a reduced level. After the portfolio has been traded at half, the portfolio cutback rule will then determine when to increase positions to again trade at the full level.

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

A counter-trend liquidation is the closing out of a position after a significant price movement on the assumption that the market is due for a correction.

Eckhardt Trading Company

Eckhardt began managing accounts according to the Standard Program — Higher Leveraged in October 1991, a systematic proprietary trading program. For this program, Eckhardt primarily engages in trading financial and commodity futures contracts on U.S. and non-U.S. exchanges. Currently the market groups of contracts traded by Eckhardt in the Standard Program — Higher Leveraged include, but are not limited to, U.S. and international interest rates, stock indices, currencies and cross-rates, metals, energy products, grains and soft markets. Eckhardt may add or delete markets and/or exchanges at its discretion. In addition, Eckhardt may trade options on futures, forward contracts on commodities and currencies, cash currencies, and may engage in transactions in physical commodities, including exchange for physicals (“EFPs”)(in addition to EFPs in currencies).

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

SandRidge Capital, L.P.

SandRidge trades its Energy Program on behalf of the Partnership, through its investment in SandRidge Master. SandRidge primarily attempts to achieve the Partnership’s objective through the speculative trading of energy-related commodity interests, including, but not limited to natural gas, crude oil, heating oil and gasoline.

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

No assurance can be given that the Advisors’ strategies will be successful or that they will generate profits for the Partnership. Specific Fund level performance information is included in Note 5 to the Partnership’s financial statements included in Item 8 “Financial Statements and Supplementary Data.”

For the period January 1, 2011 through December 31, 2011, the average allocation by commodity market sector for each of the Funds was as follows:

CMF Willowbridge Argo Master Fund

Currencies	16.1%
Energy	19.6%
Grains	8.6%
Int Rate Non-US	12.2%
Int Rate US	7.9%
Livestock	0.4%
Metals	22.3%
Softs	12.9%

CMF Graham Capital Master Fund L.P.

Currencies	39.5%
Energy	7.2%
Grains	4.3%
Int Rate Non-US	10.6%
Int Rate US	8.1%
Livestock	0.3%
Metals	7.2%
Softs	2.6%
Stock Index	20.2%

CMF SandRidge Master L.P.

Energy	100.0%

CMF Eckhardt Master Fund L.P.

Currencies	30.7%
Energy	18.3%
Grains	6.9%
Int Rate Non-US	8.9%
Int Rate US	14.5%
Metals	6.7%
Softs	3.8%
Stock Index	10.2%

For the period January 1, 2011 through December 31, 2011, the average allocation by commodity market sector for the portion of the Partnership’s assets traded directly by CFM was as follows:

Currencies	25.1%
Energy	4.8%
Grains	3.5%
Int Rate Non-US	18.4%
Int Rate US	12.8%
Livestock	0.4%
Metals	10.4%
Softs	2.2%
Stock Index	22.4%

(a) Liquidity.

The Partnership does not engage in sales of goods or services. The Partnership’s assets are (i) its investments in the Funds, (ii) equity in its trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2011.

To minimize the risk relating to low margin deposits, the Partnership/Funds follow certain trading policies, including:

(i)	The Partnership/Funds invests their assets only in commodity interests that an Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisors believe will permit it to enter and exit trades without noticeably moving the market.

(ii)	An Advisor will initiate additional positions in any commodity interest if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership’s net assets allocated to that Advisor.

(iii)	The Partnership/Funds may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Partnership/Funds will not employ the trading technique commonly known as “pyramiding,” in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Partnership/Funds will not utilize borrowings, other than short-term borrowings, if the Partnership/Funds takes delivery of any cash commodities.

(vi)	The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership/Funds. “Spreads” and “Straddles” describe commodity futures trading strategies involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets.

(vii)	The Partnership/Funds will not permit the churning of its commodity trading account. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, indicating the desire to generate commission income.

From January 1, 2011 through December 31, 2011, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 12.1%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specified terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include swaps and certain forwards and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 1.5% to 14.2% of the Funds’ contracts are traded OTC.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded by the Partnership/Funds. The Partnership/Funds are exposed to a market risk equal to the value of futures, options and forward contracts purchased and unlimited liability on such contracts sold short.

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

As both a buyer and seller of options, the Funds pay or receive a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Funds to potentially unlimited liability; for purchased options, the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Funds do not consider these contracts to be guarantees.

The General Partner monitors and attempts to control the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, exchange-cleared swaps, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data” for further information on financial instrument risk included in the Notes to Financial Statements.)

Other than the risks inherent in commodity trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may, in its discretion, cause the Partnership to terminate under certain circumstances upon the first to occur of the following: (i) December 31, 2014; (ii) the vote to dissolve the Partnership by limited partners owning more than 50% of the Redeemable Units; (iii) assignment by the General Partner of all of its interest in the Partnership or withdrawal, removal, bankruptcy or any other event that causes the General Partner to cease to be a General Partner under the New York Revised Limited Partnership Act including a decrease in net asset value per Redeemable Unit to less than $400 as of the close of business on any business day.

(b) Capital Resources.

(i) The Partnership has made no material commitments for capital expenditures.

(ii) The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, brokerage and advisory fees. The level of these expenses is dependent upon the trading performance and the level of Net Assets maintained. In addition, the amount of interest income payable by CGM is dependent upon interest rates over which the Partnership has no control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem their Redeemable Units at their net asset value as of the last day of a month on three business days’ written notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2011, 1,471.8254 Redeemable Units were redeemed totaling $2,400,928. For the year ended December 31, 2010, 2,202.6348 Redeemable Units were redeemed totaling $3,501,504 and 77.8608 General Partner unit equivalents totaling $125,000. For the year ended December 31, 2009, 4,791.9817 Redeemable Units were redeemed totaling $8,665,241 and 474.2765 General Partner unit equivalents totaling $809,941.

(c) Results of Operations.

For the year ended December 31, 2011, the net asset value per unit decreased 0.9% from $1,586.41 to $1,572.15. For the year ended December 31, 2010, the net asset value per unit decreased 8.0% from $1,724.57 to $1,586.41. For the year ended December 31, 2009, the net asset value per unit decreased 7.6% from $1,867.00 to $1,724.57.

The Partnership experienced a net trading gain of $2,245,669 before brokerage fees and related fees for the year ended December 31, 2011. Gains were primarily attributable to the Partnership’s and the Funds’ trading of energy, U.S. and non-U.S. interest rates, metals, softs and indices and were partially offset by the losses in currencies, grains and livestock. The net trading gain (or loss) realized from the Partnership and the Funds is disclosed on page 31 under “Item 8. Financial Statements and Supplementary Data.”

During the year ended December 31, 2011, within the currency sector, losses were recorded during May, from long positions in the British pound versus the U.S. dollar as the value of the British pound moved lower against the U.S. dollar after Standard & Poor’s downgraded Greece’s credit rating, prompting concern that the European sovereign debt crisis may escalate. Additional losses in the currency sector were recorded during October from long positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen fell after the Bank of Japan intervened to weaken Japan’s currency for the third time during the year. Within the agricultural sector, losses were recorded primarily during September from long futures positions in corn and soybeans as prices declined on speculation that Europe’s sovereign debt crisis may hinder the global economy, reducing demand for the grains. Smaller losses were recorded within this sector during March and December. A portion of the Partnership’s losses for the year was offset by gains achieved within the global interest rate sector from long positions in European and U.S. fixed income futures as prices advanced throughout a majority of the third quarter due to concern about the European sovereign debt crisis and a faltering global economy. Within the global stock index markets, gains were experienced primarily during January and February, largely in U.S. equity index futures, as prices were supported higher amid positive economic reports. Further gains were recorded within this sector during August from short positions in European equity index futures as prices declined amid Standard & Poor’s downgrade of the Unites States’ sovereign credit rating, worse-than-expected economic reports, and concern about the European sovereign debt crisis. Within the metals complex, gains were recorded primarily during July from long positions in gold futures after prices reached a record high as escalating concern that the global economy is slowing boosted demand for the precious metal. Long positions in gold and silver futures were also profitable during February as precious metals prices climbed higher. Trading results in the energy sector were relatively flat and no material impact on Fund performance during the year.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account was earned at the 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three and twelve months ended December 31, 2011 decreased by $6,068 and $17,348, respectively, as compared to the corresponding periods in 2010. This decrease was due to lower average daily equity maintained in cash and lower U.S. Treasury bill rates during the three and twelve months ended December 31, 2011 as compared to the corresponding periods in 2010. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s net asset value as of the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and twelve months ended December 31, 2011 decreased by $38,904 and $227,719, respectively, as compared to the corresponding periods in 2010. The decrease in brokerage fees is due to lower average net assets during the three and twelve months ended December 31, 2011 as compared to the corresponding periods in 2010.

Management fees are calculated on the portion of the Partnership’s net asset value allocated to each Advisor at the end of the month and are affected by trading performance and redemptions. Management fees for the three and twelve months ended December 31, 2011 decreased by $10,476 and $51,352, respectively, as compared to the corresponding periods in 2010. The decrease in management fees is due to lower average net assets during the three and twelve months ended December 31, 2011 as compared to the corresponding periods in 2010.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the respective Management Agreements. There were no incentive fees earned for the three and twelve months ended December 31, 2011 and 2010. To the extent an Advisor incurs a loss for the Partnership the Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

The Partnership pays professional fees, which generally include legal and accounting expenses. Professional fees for the years ended December 31, 2011 and 2010 were $144,878 and $193,414, respectively.

The Partnership pays other expenses, which generally include filing, reporting and data processing fees. Other expenses for the years ended December 31, 2011 and 2010 were $51,310 and $38,159, respectively.

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

Such risks include:

Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership/Funds are subject to increased risks with respect to their trading activities in emerging markets, where clearance, settlement, and custodial risks are often greater than in more established markets. Additionally, the General Partner’s computer systems may be vulnerable to unauthorized access, mishandling or misuse, computer viruses or malware, cyber attacks and other events that could have a security impact on such systems. If one or more of such events occur, this potentially could jeopardize a limited partner’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the General Partner’s computer systems, and adversely affect the Partnership’s business, financial condition or results of operations.

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

Accounting principles generally accepted in the United States of America (“GAAP”) requires the use of judgement in determining if a formerly active market has become inactive and determining fair values when the market becomes inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Funds’ Level 2 assets and liabilities.

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the years ended December 31, 2011 and 2010, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

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

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses.

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

The risk to the limited partners that have purchased Redeemable Units in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of Partnership assets and undistributed profits. This limited liability is a result of the organization of the Partnership as limited partnerships under New York law.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2011 and 2010.

As of December 31, 2011, the Partnership’s total capitalization was $23,203,984.

December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$677,467	2.92%
Energy	197,094	0.85%
Grains	107,413	0.46%
Indices	188,001	0.81%
Interest Rates U.S.	320,082	1.38%
Interest Rates Non-U.S.	334,486	1.44%
Livestock	468,606	2.02%
Metals	138,132	0.59%
Softs	182,559	0.79%

Total	$2,613,840	11.26%

As of December 31, 2010, the Partnership’s total capitalization was $25,749,357.

December 31, 2010

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$648,426	2.51%
Energy	532,001	2.06%
Grains	158,953	0.63%
Indices	326,903	1.27%
Interest Rates U.S.	665,373	2.58%
Interest Rates Non-U.S.	250,133	0.97%
Livestock	77,288	0.30%
Metals	180,045	0.70%
Softs	84,111	0.33%

Total	$2,923,233	11.35%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of December 31, 2011 and 2010, and the highest, lowest and average value at any point during the years. All open position trading risk exposures of the Partnership/Funds have been included in calculating the figures set forth below. As of December 31, 2011, the Partnership’s total capitalization was $23,203,984. The Partnership’s Value at Risk for the portion of its assets that are traded directly through CFM’s Discus 1.5x Leverage Program was as follows:

December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$254,220	1.10%	$466,000	$56,937	$210,969
Energy	41,050	0.18%	184,704	3,750	43,309
Grains	35,462	0.15%	97,179	4,500	32,161
Indices	151,831	0.65%	699,165	32,135	276,814
Interest Rates U.S.	84,161	0.36%	527,400	4,025	188,478
Interest Rates Non -U.S.	468,293	2.02%	588,449	32,678	290,335
Livestock	2,475	0.01%	11,050	450	3,438
Metals	116,672	0.50%	320,124	11,076	121,162
Softs	44,249	0.19%	73,672	1,350	22,661

Total	$1,198,413	5.16%

*	Annual average based on month-end Value at Risk.

As of December 31, 2010, the Partnership’s total capitalization was $25,749,357. The Partnership’s Value at Risk for the portion of its assets that are traded directly through CFM’s Discus 1.5x Leverage Program was as follows:

December 31, 2010

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$146,900	0.57%	$500,141	$27,947	$147,542
Energy	10,437	0.04%	174,316	3,750	55,610
Grains	14,220	0.06%	44,329	5,130	21,009
Indices	642,967	2.50%	3,274,371	65,971	498,257
Interest Rates U.S.	88,450	0.34%	276,200	6,486	140,566
Interest Rates Non -U.S.	73,656	0.30%	482,956	23,301	226,827
Livestock	1,000	0.00%**	11,300	250	2,108
Metals	21,750	0.08%	53,496	4,000	21,239
Softs	4,500	0.01%	47,938	4,144	16,710

Total	$1,003,880	3.90%

*	Annual average based on month-end Value at Risk.

**	Due to rounding.

As of December 31, 2011, Willowbridge Master’s total capitalization was $58,623,833. The Partnership owned approximately 5.5% of Willowbridge Master. As of December 31, 2011, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,519,874	2.60%	$3,114,825	$191,750	$1,146,326
Energy	283,500	0.48%	4,681,000	144,000	1,513,100
Interest Rates U.S.	285,900	0.49%	1,654,100	108,350	417,625
Interest Rates Non-U.S.	813,981	1.39%	2,784,138	382,835	972,513
Metals	1,350,000	2.30%	4,137,702	272,000	1,716,030
Softs	481,250	0.82%	3,503,200	112,000	1,050,396

Total	$4,734,505	8.08%

*	Annual average based on month-end Value at Risk.

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

As of December 31, 2011, Graham Master’s total capitalization was $127,523,174. The Partnership owned approximately 2.9% of Graham Master. As of December 31, 2011, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$5,181,686	4.06%	$14,715,746	$1,934,690	$8,500,010
Energy	2,114,289	1.66%	2,114,289	430,473	1,224,336
Grains	1,611,500	1.27%	1,783,300	325,891	633,165
Indices	4,513,393	3.54%	11,180,261	924,448	3,873,039
Interest Rates U.S.	1,636,222	1.28%	4,564,925	91,689	1,397,376
Interest Rates Non-U.S.	5,486,252	4.30%	5,647,770	813,077	2,296,485
Livestock	10,800	0.01%	127,950	2,400	35,984
Metals	2,117,496	1.66%	2,219,604	616,825	1,237,109
Softs	987,729	0.77%	987,729	161,005	421,227

Total	$23,659,367	18.55%

*	Annual average based on month-end Value at Risk.

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

As of December 31, 2011, Eckhardt Master’s total capitalization was $20,506,579. The Partnership owned approximately 25.9% of Eckhardt Master. As of December 31, 2011, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:

December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$731,217	3.57%	$1,678,029	$27,951	$834,998
Energy	223,190	1.10%	886,666	6,000	412,832
Grains	97,363	0.47%	528,082	3,500	144,509
Indices	49,666	0.24%	1,132,389	5,600	466,488
Interest Rates U.S.	405,700	1.98%	1,698,650	3,900	330,777
Interest Rates Non -U.S.	179,363	0.87%	1,114,087	9,616	264,205
Softs	41,600	0.20%	131,208	10,463	66,776

Total	$1,728,099	8.43%

*	Annual average based of month-end Value at Risk.

As of December 31, 2010, Eckhardt Master’s total capitalization was $23,686,325. The Partnership owned approximately 25.0% of Eckhardt Master. As of December 31, 2010, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:

December 31, 2010

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,025,866	4.33%	$1,147,164	$9,175	$427,400
Energy	248,250	1.05%	580,400	10,875	238,534
Grains	348,259	1.47%	370,823	41,862	169,215
Indices	610,979	2.58%	3,147,442	19,055	430,625
Interest Rates U.S.	3,900	0.02%	887,750	3,900	351,889
Interest Rates Non-U.S.	331,533	1.40%	852,062	63,225	352,114
Metals	268,184	1.13%	365,762	26,255	198,271
Softs	46,300	0.19%	146,472	10,950	70,345

Total	$2,883,271	12.17%

*	Annual average based on month-end Value at Risk.

As of December 31, 2011, SandRidge Master’s total capitalization was $296,445,752. The Partnership owned approximately 0.8% of SandRidge Master. As of December 31, 2011, SandRidge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SandRidge for trading) was as follows:

December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$2,666,386	0.90%	$61,733,650	$1,015,817	$20,188,738

Total	$2,666,386	0.90%

*	Annual average based on month-end Value at Risk.

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s/Funds’ market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Partnership’s/Funds’ primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership/Funds. There can be no assurance that the Partnership’s/Funds’ current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership/Funds’ as of December 31, 2011, by market sector.

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

Stock Indices. The Partnership’s/Funds’ primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership/Funds are limited to futures on broadly based indices. As of December 31, 2011, the Partnership’s/Funds’ primary exposures were in stock indices on the Chicago Mercantile Exchange (U.S.) and the EUREX (Germany). The Partnership/Funds are primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership/Funds to avoid being “whipsawed” into numerous small losses.)

Metals. The Partnership’s/Funds’ primary metal market exposure is to fluctuations in the price of gold.

Softs. The Partnership’s/Funds’ primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Coffee, sugar and cocoa accounted for the substantial bulk of the Partnership’s/Funds’ commodity exposure as of December 31, 2011.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership/Funds as of December 31, 2011.

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

The General Partner monitors the Partnership’s/Funds’ performance and the concentration of their open positions, and consults with the Advisors concerning the Partnership’s/Funds’ overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require certain Advisors of the Partnership/Funds to close out positions as well as enter positions traded on behalf of the Partnership/Funds. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisors’ own risk control policies while maintaining a general supervisory overview of the Partnership’s/Funds’ market risk exposures.

The Advisors apply their own risk management policies to their trading. The Advisors often follow diversification guidelines, margin limits and stop loss points to exit a position. The Advisors’ research of risk management often suggests ongoing modifications to their trading programs.

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

Item 8. Financial Statements and Supplementary Data.

DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P. II

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2011, 2010, and 2009; Statements of Financial Condition at December 31, 2011 and 2010; Condensed Schedules of Investments at December 31, 2011 and 2010; Statements of Income and Expenses for the years ended December 31, 2011, 2010, and 2009; Statements of Changes in Partners’ Capital for the years ended December 31, 2011, 2010, and 2009; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

To the Limited Partners of

Diversified Multi-Advisor Futures Fund L.P. II

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Walter Davis
President and Director Ceres Managed Futures LLC General Partner, Diversified Multi-Advisor Futures Fund L.P. II

Ceres Managed Futures LLC 522 Fifth Avenue 14th Floor New York, NY 10036 212-296-1999

Management’s Report on Internal Control over

Financial Reporting

The management of Diversified Multi-Advisor Futures Fund L.P. II (the “Partnership”), Ceres Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a — 15(f) and 15d — 15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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

The management of Diversified Multi-Advisor Futures Fund L.P. II has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2011 based on the criteria referred to above.

Walter Davis President and Director Ceres Managed Futures LLC General Partner, Diversified Multi-Advisor Futures Fund L.P. II	Brian Centner Chief Financial Officer Ceres Managed Futures LLC General Partner, Diversified Multi-Advisor Futures Fund L.P. II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Diversified Multi-Advisor Futures Fund L.P. II:

We have audited the accompanying statements of financial condition of Diversified Multi-Advisor Futures Fund L.P. II (the “Partnership”), including the condensed schedules of investments, as of December 31, 2011 and 2010, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Diversified Multi-Advisor Futures Fund L.P. II as of December 31, 2011 and 2010, and the results of its operations and its changes in partners’ capital for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 23, 2012

Diversified Multi-Advisor Futures Fund L.P. II

Statements of Financial Condition

December 31, 2011 and 2010

	2011	2010
Assets:
Investment in Funds, at fair value (Note 5)	$14,562,030	$19,030,434
Equity in trading account:
Cash (Note 3c)	7,526,677	5,731,113
Cash margin (Note 3c)	1,290,400	1,224,258
Net unrealized appreciation on open futures contracts	163,388	240,495
Net unrealized appreciation on open forward contracts	95,709	—

Total trading equity	23,638,204	26,226,300
Interest receivable (Note 3c)	—	463

Total assets	$23,638,204	$26,226,763

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees (Note 3c)	$118,192	$131,134
Management fees (Note 3b)	38,986	43,327
Professional fees	88,322	54,323
Other	40,326	45,238
Redemptions payable (Note 6)	148,394	203,384

Total liabilities	434,220	477,406

Partners’ Capital (Notes 1 and 6):
General Partner, 196.3844 unit equivalents at December 31, 2011 and 2010	308,746	311,546
Limited Partners, 14,562.9818 and 16,034.8072 Redeemable Units outstanding at December 31, 2011 and 2010, respectively	22,895,238	25,437,811

Total partners’ capital	23,203,984	25,749,357

Total liabilities and partners’ capital	$23,638,204	$26,226,763

Net asset value per unit	$1,572.15	$1,586.41

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P. II

Condensed Schedule of Investments

December 31, 2011

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	43	$25,870	0.11%
Energy	10	(9,399)	(0.04)
Grains	16	8,627	0.04
Indices	25	24,647	0.11
Interest Rates Non-U.S.	347	72,497	0.31
Interest Rates U.S.	51	5,750	0.02
Livestock	1	(480)	(0.00)*
Metals	2	(1,430)	(0.01)
Softs	5	1,148	0.01

Total futures contracts purchased		127,230	0.55

Futures Contracts Sold
Currencies	87	71,769	0.31
Energy	1	160	0.00 *
Grains	16	(33,021)	(0.14)
Indices	13	66	0.00 *
Interest Rates Non-U.S.	7	(1,749)	(0.01)
Interest Rates U.S.	61	(4,550)	(0.02)
Livestock	2	(530)	(0.00)*
Metals	5	2,870	0.01
Softs	14	1,143	0.00 *

Total futures contracts sold		36,158	0.15

Unrealized Appreciation on Open Forward Contracts
Metals	201	653,331	2.81

Total unrealized appreciation on open forward contracts		653,331	2.81

Unrealized Depreciation on Open Forward Contracts
Metals	185	(557,622)	(2.40)

Total unrealized depreciation on open forward contracts		(557,622)	(2.40)

Investment in Funds

CMF Willowbridge Argo Master Fund L.P.		3,245,835	13.99
CMF Graham Capital Master Fund L.P.		3,731,550	16.08
CMF Eckhardt Master Fund L.P.		5,314,148	22.90
CMF SandRidge Master Fund L.P.		2,270,497	9.79

Total Investment in Funds		14,562,030	62.76

Net fair value		$14,821,127	63.87%

*	Due to rounding.

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P. II

Condensed Schedule of Investments

December 31, 2010

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	79	$206,190	0.80%
Energy	3	5,317	0.02
Grains	8	14,281	0.05
Livestock	1	280	0.00 *
Indices	194	(36,833)	(0.14)
Interest Rates Non-U.S.	81	19,565	0.08
Interest Rates U.S.	69	45,789	0.18
Metals	4	35,295	0.14
Softs	1	525	0.00 *

Total futures contracts purchased		290,409	1.13

Futures Contracts Sold
Currencies	30	(47,113)	(0.19)
Energy	1	(2,251)	(0.01)
Indices	1	(550)	(0.00)*

Total futures contracts sold		(49,914)	(0.20)

Investment in Funds
CMF Willowbridge Argo Master Fund L.P.		4,427,857	17.20
CMF Graham Capital Master Fund L.P.		5,410,815	21.01
CMF Eckhardt Master Fund L.P.		5,913,996	22.97
CMF SandRidge Master Fund L.P.		3,277,766	12.73

Total investment in Funds		19,030,434	73.91

Net fair value		$19,270,929	74.84%

*	Due to rounding.

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P. II

Statements of Income and Expenses

for the years ended

December 31, 2011, 2010 and 2009

	2011	2010	2009
Investment Income:
Interest income	$1,939	$7,505	$7,527
Interest income from investment in Funds	4,836	16,618	19,562

Total investment income	6,775	24,123	27,089

Expenses:
Brokerage fees (Note 3c)	1,697,645	1,925,364	2,563,903
Management fees (Note 3b)	503,056	554,408	758,357
Incentive fees (Note 3b)	—	—	331,108
Professional fees	144,878	193,414	107,412
Other	51,310	38,159	50,012

Total expenses	2,396,889	2,711,345	3,810,792

Net investment income (loss)	(2,390,114)	(2,687,222)	(3,783,703)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	3,040,328	(984,611)	1,541,253
Net realized gains (losses) on investment in Funds	(235,633)	268,846	(521,371)
Change in net unrealized gains (losses) on open contracts	18,602	234,743	6,201
Change in net unrealized gains (losses) on investments in Funds	(577,628)	619,424	(235,845)

Total trading results	2,245,669	138,402	790,238

Net income (loss)	$(144,445)	$(2,548,820)	$(2,993,465)

Net income (loss) per unit (Note 7)*	$(14.26)	$(138.16)	$(142.43)

Weighted average units outstanding	15,535.6808	17,399.3280	20,862.3615

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P. II

Statements of Changes in Partners’ Capital

for the years ended

December 31, 2011, 2010 and 2009

	Limited Partners	General Partner	Total
Partners’ Capital at December 31, 2008	$42,995,838	$1,397,490	$44,393,328
Net income (loss)	(2,878,871)	(114,594)	(2,993,465)
Redemptions of 474.2765 General Partner unit equivalents	—	(809,941)	(809,941)
Redemptions of 4,791.9817 Redeemable Units	(8,665,241)	—	(8,665,241)

Partners’ Capital at December 31, 2009	31,451,726	472,955	31,924,681
Net income (loss)	(2,512,411)	(36,409)	(2,548,820)
Redemptions of 77.8608 General Partner unit equivalents	—	(125,000)	(125,000)
Redemptions of 2,202.6348 Redeemable Units	(3,501,504)	—	(3,501,504)

Partners’ Capital at December 31, 2010	25,437,811	311,546	25,749,357
Net income (loss)	(141,645)	(2,800)	(144,445)
Redemptions of 1,471.8254 Redeemable Units	(2,400,928)	—	(2,400,928)

Partners’ Capital at December 31, 2011	$22,895,238	$308,746	$23,203,984

Net asset value per unit:

2009:	$1,724.57

2010:	$1,586.41

2011:	$1,572.15

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

December 31, 2011

1.	Partnership Organization:

Diversified Multi-Advisor Futures Fund L.P. II (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on May 10, 1994 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded included currencies, energy, grains, indices, metals, softs, livestock and U.S. and non-U.S. interest rates. The commodity interests that are traded by the Partnership directly and through its investment in the Funds (as defined in Note 5 “Investment in Funds”) are volatile and involve a high degree of market risk. The Partnership was authorized to sell 100,000 redeemable units of limited partnership interest (“Redeemable Units”) during its initial offering period. The Partnership no longer offers Redeemable Units for sale.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”) indirectly owns a minority equity interest in MSSB Holdings. Citigroup also, indirectly owns Citigroup Global Markets Inc. (“CGM”), the commodity broker for the Partnership. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of December 31, 2011, all trading decisions for the Partnership are made by the Advisors (defined below).

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

December 31, 2011

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

GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Funds’ Level 2 assets and liabilities.

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the years ended December 31, 2011 and 2010, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

December 31, 2011

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$14,562,030	$—	$14,562,030	$—
Futures	259,331	259,331	—	—
Forwards	653,331	653,331	—	—

Total assets	15,474,692	912,662	14,562,030	—

Liabilities
Futures	$95,943	$95,943	$—	$—
Forwards	557,622	557,622	—	—

Total Liabilities	653,565	653,565	—	—

Net fair value	$14,821,127	$259,097	$14,562,030	$—

	December 31, 2010*	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$19,030,434	$—	$19,030,434	$—
Futures	349,146	349,146	—	—

Total assets	19,379,580	349,146	19,030,434	—

Liabilities
Futures	$108,651	$108,651	$—	$—

Net fair value	$19,270,929	$240,495	$19,030,434	$—

*	The amounts have been reclassified from the December 31, 2010 prior year financial statements to conform to current year presentation.

d.	Futures Contracts. The Partnership and the Funds trade futures contracts and exchange-cleared swaps. Exchange-cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

December 31, 2011

e.	Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses.

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

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

December 31, 2011

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2008 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

i.	Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

j.	Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective for annual and interim periods beginning after December 15, 2011 for public entities. This new guidance is not expected to have a material impact on the Partnership’s financial statements.

In October 2011, FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

In December 2011, FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Partnership should also provide the disclosures retrospectively for all comparative periods presented. The Partnership is currently evaluating the impact that the pronouncement would have on the financial statements.

k.	Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 7, “Financial Highlights”.

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

December 31, 2011

3.	Agreements:

a.	Limited Partnership Agreement:

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

The Partnership has entered into a customer agreement (the “Customer Agreement”) which provides that the Partnership will pay CGM a monthly brokerage fee equal to 1/2 of 1% (6% per year) of month-end Net Assets, in lieu of brokerage fees on a per trade basis. CGM will pay a portion of its brokerage fees to its financial advisors who have sold Redeemable Units. Month-end Net Assets, for the purpose of calculating brokerage fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, incentive fee accruals, the monthly management fees and other expenses and any redemptions or distributions as of the end of such month. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. This fee may be increased or decreased at any time at CGM’s discretion upon written notice to the Partnership. The Partnership will pay for National Futures Association fees as well as exchange, clearing, user, give-up and floor brokerage fees (collectively the “clearing fees”) directly and through its investment in the Funds. All of the Partnership’s assets not held in the Funds’ accounts at CGM are deposited in the Partnership’s account at CGM. The

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

December 31, 2011

Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2011 and 2010, the amount of cash held for margin requirements were $1,290,400 and $1,224,258, respectively. CGM has agreed to pay the Partnership interest on its allocable share of 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at a 30-day U.S. Treasury bill rate determined by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreements between the Partnership and CGM and the Funds and CGM give the Partnership and the Funds, respectively the legal right to net unrealized gains and losses on open futures, exchange-cleared swaps and open forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures, exchange-cleared swaps and on open forward contracts on the Statements of Financial Condition as the criteria under ASC 210-20, Balance Sheet have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership for the years ended December 31, 2011 and 2010 were 702 and 631, respectively. The monthly average number of metals forward contracts traded directly by the Partnership for the year ended December 31, 2011 was 307. There were no metals forward contracts traded directly by the Partnership for the year ended December 31, 2010.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions.

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts traded directly by the Partnership as separate assets and liabilities as of December 31, 2011 and 2010.

December 31, 2011
Assets
Futures Contracts
Currencies	$102,414
Energy	3,746
Grains	10,099
Indices	26,205
Interest Rates U.S.	8,484
Interest Rates Non-U.S.	94,587
Metals	4,658
Softs	9,138

Total unrealized appreciation on open futures contracts	$259,331

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

December 31, 2011

December 31, 2011
Liabilities
Futures Contracts
Currencies	$(4,775)
Energy	(12,985)
Grains	(34,493)
Indices	(1,492)
Interest Rates U.S.	(7,284)
Interest Rates Non-U.S.	(23,839)
Livestock	(1,010)
Metals	(3,218)
Softs	(6,847)

Total unrealized depreciation on open futures contracts	$(95,943)

Net unrealized appreciation on open futures contracts	$163,388 *

Assets
Forward Contracts
Metals	653,331

Total unrealized appreciation on open forward contracts	$653,331

Liabilities
Forward Contracts
Metals	(557,622)

Total unrealized depreciation on open forward contracts	$(557,622)

Net unrealized appreciation on open forward contracts	$95,709 **

*	This amount is included in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

December 31, 2010
Assets
Futures Contracts
Currencies	$206,190
Energy	5,317
Grains	14,281
Indices	19,159
Interest Rates U.S.	45,789
Interest Rates Non-U.S.	22,310
Livestock	280
Metals	35,295
Softs	525

Total unrealized appreciation on open futures contracts	$349,146

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

December 31, 2011

December 31, 2010
Liabilities
Futures Contracts
Currencies	$(47,113)
Energy	(2,251)
Indices	(56,542)
Interest Rates Non-U.S.	(2,745)

Total unrealized depreciation on open futures contracts	$(108,651)

Net unrealized appreciation on open futures contracts	$240,495 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

The following tables indicate the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the years ended December 31, 2011, 2010 and 2009.

Sector	December 31, 2011 Gain (loss) from trading	December 31, 2010 Gain (loss) from trading		December 31, 2009 Gain (loss) from trading
Currencies	$(41,970)	$(204,265)		$534,378
Energy	(1,401)	(308,068)		(1,129,076)
Grains	95,017	6,402		(17,021)
Indices	1,418,641	(957,047)		1,917,690
Interest Rates U.S.	962,344	199,881		329,328
Interest Rates Non-U.S.	555,821	420,292		(94,185)
Livestock	(51,190)	(29,395)		(2,700)
Metals	187,560	69,063		26,515
Softs	(65,892)	53,269		(17,475)

Total	$3,058,930 ***	$(749,868	)***	$1,547,454 ***

***	This amount is in “Total trading results” on the Statements of Income and Expenses.

5.	Investment in Funds

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

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

December 31, 2011

On April 1, 2006, the assets allocated to Graham for trading were invested in the CMF Graham Capital Master Fund, L.P. (“Graham Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 11,192.9908 units of Graham Master with cash equal to $11,192,991. Graham Master was formed in order to permit commodity pools managed now or in the future by Graham using its K4D-15V Program, a proprietary, systematic trading system to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.

On April 1, 2008, the assets allocated to Eckhardt for trading were invested in CMF Eckhardt Master Fund L.P. (“Eckhardt Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 7,000.0000 Units of Eckhardt Master with cash equal to $7,000,000. Eckhardt Master was formed in order to permit commodity pools managed now or in the future by Eckhardt using its Standard Program — Higher Leveraged, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Eckhardt Master. Individual and pooled accounts currently managed by Eckhardt, including the Partnership, are permitted to be limited partners of Eckhardt Master. The General Partner and Eckhardt believe that trading through this structure should promote efficiency and economy in the trading process.

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

The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2011.

Graham Master’s, Willowbridge Master’s, Eckhardt Master’s and SandRidge Master’s (collectively the “Funds”) and the Partnership’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with CGM.

A limited partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds in multiples of the net asset value per Redeemable Unit as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least three days in advance of the Redemption Date. The units are classified as a liability when the limited partner elects to redeem and informs the Funds.

Management and incentive fees are charged at the Partnership level. All clearing fees are borne by the Partnership directly and through its investment in the Funds. All other fees including CGM’s direct brokerage fees are charged at the Partnership level.

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

December 31, 2011

As of December 31, 2011, the Partnership owned approximately 5.5%, 2.9%, 25.9% and 0.8%, of Willowbridge Master, Graham Master, Eckhardt Master and SandRidge Master, respectively. As of December 31, 2010, the Partnership owned approximately 2.1%, 3.2%, 25.0% and 0.6%, of Willowbridge Master, Graham Master, Eckhardt Master and SandRidge Master, respectively. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables.

	December 31, 2011
	Total Assets	Total Liabilities	Total Capital
Willowbridge Master	$58,685,838	$62,005	$58,623,833
Graham Master	127,567,600	44,426	127,523,174
Eckhardt Master	20,578,273	71,694	20,506,579
SandRidge Master	303,638,504	7,192,752	296,445,752

Total	$510,470,215	$7,370,877	$503,099,338

	December 31, 2010
	Total Assets	Total Liabilities	Total Capital
Willowbridge Master	$216,360,362	$61,729	$216,298,633
Graham Master	168,973,503	48,832	168,924,671
Eckhardt Master	23,748,773	62,448	23,686,325
SandRidge Master	581,631,311	52,896,054	528,735,257

Total	$990,713,949	$53,069,063	$937,644,886

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the Year Ended December 31, 2011
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$(121,877)	$20,669,198	$20,547,321
Graham Master	(773,953)	(27,314,278)	(28,088,231)
Eckhardt Master	(187,775)	(3,903,802)	(4,091,577)
SandRidge Master	(615,328)	51,171,776	50,556,448

Total	$(1,698,933)	$40,622,894	$38,923,961

	For the Year Ended December 31, 2010
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$(158,932)	$(8,681,294)	$(8,840,226)
Graham Master	(444,522)	12,799,867	12,355,345
Eckhardt Master	(170,277)	5,378,965	5,208,688
SandRidge Master	(1,085,791)	(132,752,741)	(133,838,532)

Total	$(1,859,522)	$(123,255,203)	$(125,114,725)

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

December 31, 2011

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds is shown in the following tables.

	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds				Brokerage Fees	Other
For the year ended December 31, 2011
Willowbridge Master	13.99%	$3,245,835	$484,124	$2,890	$2,498	$478,736	Commodity Portfolio	Monthly
Graham Master	16.08%	3,731,550	(762,033)	21,578	2,118	(785,729)	Commodity Portfolio	Monthly
Eckhardt Master	22.90%	5,314,148	(1,003,118)	33,619	16,796	(1,053,533)	Commodity Portfolio	Monthly
SandRidge Master	9.79%	2,270,497	472,602	3,439	2,721	466,442	Energy Portfolio	Monthly

Total		$14,562,030	$(808,425)	$61,526	$24,133	$(894,084)

	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds				Brokerage Fees	Other
For the year ended December 31, 2010
Willowbridge Master	17.20%	$4,427,857	$(147,584)	$5,399	$1,947	$(154,930)	Commodity Portfolio	Monthly
Graham Master	21.01%	5,410,815	339,632	17,969	3,962	317,701	Commodity Portfolio	Monthly
Eckhardt Master	22.97%	5,913,996	1,452,937	29,622	22,616	1,400,699	Commodity Portfolio	Monthly
SandRidge Master	12.73%	3,277,766	(740,097)	7,312	2,193	(749,602)	Energy Portfolio	Monthly

Total		$19,030,434	$904,888	$60,302	$30,718	$813,868

6.	Distributions and Redemptions:

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

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

December 31, 2011

7.	Financial Highlights:

Changes in the net asset value per unit for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Net realized and unrealized gains (losses)*	$30.23	$(94.56)	$(83.99)
Interest income	0.42	1.39	1.28
Expenses**	(44.91)	(44.99)	(59.72)

Increase (decrease) for the year	(14.26)	(138.16)	(142.43)
Net asset value per unit, beginning of year	1,586.41	1,724.57	1,867.00

Net asset value per unit, end of year	$1,572.15	1,586.41	$1,724.57

	2011	2010***	2009***
Ratios to average net assets:
Net investment income (loss)	(9.6)%	(9.7)%	(10.1)%
Incentive fees	—%	—%	0.9%

Net investment income (loss) before incentive fees****	(9.6)%	(9.7)%	(9.2)%

Operating expenses	9.6%	9.8%	9.3%
Incentive fees	—%	—%	0.9%

Total expenses	9.6%	9.8%	10.2%

Total return:
Total return before incentive fees	(0.9)%	(8.0)%	(6.7)%
incentive fees	—%	—%	(0.9)%

Total return after incentive fees	(0.9)%	(8.0)%	(7.6)%

*	Includes brokerage fees.

**	Excludes brokerage fees.

***	The ratios are shown net and gross of incentive fees to conform to current year presentation.

****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

8.	Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or OTC. Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards, swaps and

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

December 31, 2011

option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

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

The General Partner monitors and attempts to control the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures and exchange cleared swaps, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Funds’ business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2011 and 2010 are summarized below:

	For the period from October 1, 2011 to December 31, 2011	For the period from July 1, 2011 to September 30, 2011	For the period from April 1, 2011 to June 30, 2011	For the period from January 1, 2011 to March 31, 2011
Net realized and unrealized trading gains (losses) net of brokerage fees and clearing fees including interest income	$(1,086,948)	$1,495,705	$(140,001)	$286,043
Net income (loss)	$(1,248,545)	$1,319,762	$(330,314)	$114,652
Increase (decrease) in net asset value per unit	$(82.45)	$85.51	$(24.41)	$7.09

	For the period from October 1, 2010 to December 31, 2010	For the period from July 1, 2010 to September 30, 2010	For the period from April 1, 2010 to June 30, 2010	For the period from January 1, 2010 to March 31, 2010
Net realized and unrealized trading gains (losses) net of brokerage fees and clearing fees including interest income	$967,300	$(956,672)	$(369,517)	$(1,403,950)
Net income (loss)	$881,030	$(1,234,892)	$(595,802)	$(1,599,156)
Increase (decrease) in net asset value per unit	$53.70	$(71.46)	$(34.46)	$(85.94)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no officers, directors or employees and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.

The officers and directors of the General Partner are Walter Davis (President and Chairman of the Board of Directors), Brian Centner (Chief Financial Officer), Colbert Narcisse (Director), Douglas J. Ketterer (Director), Ian Bernstein (Director), Harry Handler (Director), Patrick T. Egan (Director) and Alper Daglioglu (Director). Each director of the General Partner holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) Morgan Stanley Smith Barney Holdings LLC, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Walter Davis, age 47, has been President and Chairman of the Board of Directors of the General Partner since June 2010, where his responsibilities include oversight of the General Partner’s funds and accounts. Since June 2010, Mr. Davis has been a principal and registered as an associated person of the General Partner, and is an associate member of the NFA. Since June 2009, Mr. Davis has been employed by Morgan Stanley Smith Barney LLC (“Morgan Stanley Smith Barney”), a financial services firm, where his responsibilities include serving as Managing Director and the Director of the Managed Futures Department. Since June 2009, Mr. Davis has been registered as an associated person of Morgan Stanley Smith Barney. From May 2006 through June 2010, Mr. Davis served as President and Chairman of the Board of Directors of Demeter Management LLC (“Demeter”), a registered commodity pool operator, where his responsibilities included oversight of Demeter’s funds and accounts. From May 2006 through December 2010, Mr. Davis was listed as a principal of Demeter, and from July 2006 through December 2010, Mr. Davis was registered as an associated person of Demeter. From April 2007 through June 2009, Mr. Davis was employed by Morgan Stanley & Co. LLC (“MS & Co.”), a financial services firm, where his responsibilities included serving as the Managing Director and the Director of the Managed Futures Department. From April 2007 through June 2009, Mr. Davis was registered as an associated person of MS & Co. From August 2006 through April 2007, Mr. Davis was employed by Morgan Stanley DW Inc., a financial services firm, where his responsibilities included serving as Managing Director and the Director of the Managed Futures Department. From August 2006 through April 2007, Mr. Davis was registered as an associated person of Morgan Stanley DW Inc. From September 1999 through August 2006, Mr. Davis was employed by MS & Co., a financial services firm, where his responsibilities included oversight of the sales and marketing of MS & Co.’s managed futures funds to high net worth and institutional investors on a global basis. From January 1992 through September 1999, Mr. Davis was employed by Chase Manhattan Bank’s Alternative Investment Group, an alternative investment group, where his responsibilities included marketing managed futures funds to high net worth investors, as well as developing and structuring managed futures funds. Mr. Davis earned his Bachelor of Arts degree in Economics in May 1987 from the University of the South and his Master of Business Administration in Finance and International Business in May 1992 from Columbia University Graduate School of Business.

Brian Centner, age 34, has been the Chief Financial Officer and a principal of the General Partner since September 2011. Since July 2009, Mr. Centner has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include oversight of accounting and financial and regulatory reporting of the General Partner’s managed futures funds. From February 2003 through July 2009, Mr. Centner was employed by Citi Alternative Investments (“CAI”), a division of Citigroup, a financial services firm, which administered Citigroup’s hedge fund and fund of funds business, where he served as Senior Vice President responsible for the accounting and financial and regulatory reporting of CAI’s managed futures funds. From June 2002 through February 2003, Mr. Centner was employed by KPMG LLP, a U.S. audit, tax and advisory services firm, as a Senior Associate within the Investment Management division, where his responsibilities included performing audits and attestation services for financial services firms. From September 2000 through June 2002, Mr. Centner was employed by Arthur Andersen LLP, a U.S. audit, tax and advisory services firm, where he served in the Financial Services division and his responsibilities included performing audits and attestation services for financial services firms. Mr. Centner earned his Bachelor of Science degree in Accounting in May 2000 from Binghamton University and his Master of Business Administration degree in May 2011 from New York University’s Leonard N. Stern School of Business. Mr. Centner is a Certified Public Accountant.

Colbert Narcisse, age 45, has been a Director and a principal of the General Partner since December 2011. Since February 2011, Mr. Narcisse has been a Managing Director at Morgan Stanley Smith Barney, a financial services firm, where his responsibilities have included serving as Head of the Alternative Investment Group, Head of the Corporate Equity Solutions Group, and Chief Operating Officer of the Investment Strategy and Client Solutions Division. From July 2009 until February 2011, Mr. Narcisse served as Chief Executive Officer of Gold Bullion International, a business services company that enables retail investors to acquire, manage and store physical precious metals through their financial advisor. From March 2009 until July 2009, Mr. Narcisse took personal leave. From August 1990 until March 2009, Mr. Narcisse was employed by Merrill Lynch & Co., Inc., a financial services firm, where his responsibilities included serving as Chief Operating Officer of Americas Investment Banking, Chief Operating Officer of the Global Wealth Management Division, and as an investment banker in both the Financial Institutions and Public Finance Groups. From July 1987 until August 1990, Mr. Narcisse was employed by the Federal Reserve Bank of New York, where his responsibilities included serving as a Bank Examiner. Additionally, Mr. Narcisse serves on the Board of Harlem RBI, as the Vice Chair of Finance for the Montclair Cooperative School Board of Trustees, as an Audit Committee Member of the New York City Housing Authority, and as a Member of the Executive Leadership Council. Mr. Narcisse received his Bachelor of Science degree in Finance in June 1987 from New York University. He received his Master of Business Administration degree in July 1992 from Harvard Business School.

Douglas J. Ketterer, age 46, has been a Director and a principal of the General Partner since December 2010. From October 2003 through December 2010, Mr. Ketterer was listed as a principal of Demeter, a commodity pool operator, until Demeter’s combination with the General Partner. From July 2010 through the present, Mr. Ketterer has been employed by Morgan Stanley Smith Barney, a financial services firm, as Managing Director and Head of the U.S. Private Wealth Management Group, where his responsibilities include overseeing the U.S. Private Wealth Management Group. From March 1990 through July 2010, Mr. Ketterer was employed by MS & Co., a financial services firm, where his responsibilities included serving as Chief Operating Officer of the Wealth Management Group and Head of the Products Group. During Mr. Ketterer’s employment at MS & Co. his responsibilities included oversight over a number of departments including the Alternative Investments Group, the Consulting Services Group, the Annuities & Insurance Department, and the Retirement & Equity Solutions Group, which offered products and services through MS & Co.’s Global Wealth Management Group. Mr. Ketterer received his Master of Business Administration degree from New York University’s Leonard N. Stern School of Business in January 1994 and his Bachelor of Science degree in Finance from the University at Albany’s School of Business in May 1987.

Ian Bernstein, age 49, has been a Director of the General Partner and listed as a principal of the General Partner since December 2010. From June 2009 through the present, Mr. Bernstein has been employed by Morgan Stanley Smith Barney, a financial services firm, as Managing Director of Capital Markets, with oversight of risk and infrastructure, joint venture negotiations and integration. From April 2007 through the present, Mr. Bernstein has been employed by MS & Co., a financial services firm, where his responsibilities include serving as Managing Director of the Capital Markets group, the head of the Global Wealth Management group, and serving as market risk manager. From October 1984 through April 2007, Mr. Bernstein was employed by Morgan Stanley DW Inc., a financial services firm, where his responsibilities included serving as a Repo trader, manager of the Repo trading desk, and Chief Operating Officer for fixed income. Mr. Bernstein also served as Managing Director of Morgan Stanley DW Inc. from March 2004 through April 2007. Mr. Bernstein earned his Bachelor of Arts in May 1980 from the University of Buckingham and his Master of Business Administration in May 1988 from New York University’s Leonard N. Stern School of Business.

Harry Handler, age 52, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Handler has been registered as an associated person and listed as a principal of the General Partner, and is an associate member of the NFA. Mr. Handler was listed as a principal of Demeter from May 2005, and was registered as an associated person of Demeter from April 2006, until Demeter’s combination with the General Partner in December 2010. Mr. Handler was registered as an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 until on or about April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS & Co., he became registered as an associated person of MS & Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS & Co. in June 2009. Mr. Handler has been registered as an associated person of Morgan Stanley Smith Barney since June 2009. Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980’s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a Bachelor of Arts degree in History and Political Science.

Patrick T. Egan, age 42, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of the NFA. Since June 2011, Mr. Egan has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include serving as Executive Director and as Chief Risk Officer for Morgan Stanley Smith Barney Managed Futures. From June 2009 through June 2011, Mr. Egan was employed by Morgan Stanley Smith Barney, where his responsibilities included serving as Co-Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures. Since November 2010, Mr. Egan has been registered as an associated person of Morgan Stanley Smith Barney. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Alper Daglioglu, age 34, has been a Director and listed as a principal of the General Partner since December 2010. Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include serving as Executive Director and Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney’s Alternative Investments Group. From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group. From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009. Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charterholder.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors, and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by the General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage fees for such services, as described under “Item 1. Business.” Brokerage fees including clearing fees of $1,697,645 were earned by CGM for the year ended December 31, 2011. Management fees of $503,056 were earned by the Advisors for the year ended December 31, 2011. There were no incentive fees earned by the Advisors for the year ended December 31, 2011. An Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 29, 2012, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by management as of December 31, 2011:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
General Partner unit equivalents	General Partner	196.3844	1.3%

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

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”) in the year ended December 31, 2011 and 2010 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2011	$60,500
2010	$54,300

(2) Audit-Related Fees. None

(3) Tax Fees. In the last two fiscal years, Deloitte did not provide any professional services for tax compliance, tax advice or tax planning. The aggregate fees billed for each of the last two fiscal years for professional services rendered by PricewaterhouseCoopers LLP for tax compliance and tax advice given in the preparation of the Partnership’s Schedule K1s, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns were:

2011	$25,850
2010	$21,000

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:

Statements of Financial Condition at December 31, 2011 and 2010.

Condensed Schedules of Investments at December 31, 2011 and 2010.

Statements of Income and Expenses for the years ended December 31, 2011, 2010 and 2009.

Statements of Changes in Partners’ Capital for the years ended December 31, 2011, 2010 and 2009.

Notes to Financial Statements.

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

Management Agreement among the Partnership, the General Partner and Willowbridge Associates, Inc. (filed as Exhibit 10.7 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed on March 30, 1998 and incorporated herein by reference).

	(b)	Letter extending Management Agreement with Willowbridge Associates Inc. for 2011 (dated June 1, 2011 and filed herein).
10.6	(a)

Management Agreement among the Partnership, the General Partner and Graham Capital Management L.P. (filed as Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on March 29, 2001 and incorporated herein by reference).

	(b)	Letter extending Management Agreement with Graham Capital Management L.P. for 2011 (dated June 1, 2011 and filed herein).
10.7	(a)	Amended and Restated Management Agreement among the Partnership, the General Partner and Capital Fund Management (dated October 29, 2010 and filed herein).
	(b)	Letter extending Management Agreement with Capital Fund Management for 2011 (dated June 1, 2011 and filed herein).
10.8	(a)

Management Agreement among the Partnership, the General Partner and Eckhardt Trading Company (filed as Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed on August 14, 2008 and incorporated herein by reference).

	(b)	Letter extending Management Agreement with Eckhardt Trading Company for 2011 (dated June 1, 2011 and filed herein).
10.9	(a)

Management Agreement among the Partnership, the General Partner and SandRidge Capital, L.P. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 2, 2009 incorporated herein by reference).

	(b)	Letter extending Management Agreement with SandRidge Capital, L.P. for 2011 (dated June 1, 2011 and filed herein).
10.10

Joinder Agreement among the Partnership, Citigroup Managed Futures LLC, Citigroup Global Markets Inc. and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 filed August 14, 2009 and incorporated herein by reference).

99.1		Financial Statements of CMF Willowbridge Argo Master Fund
99.2		Financial Statements of CMF Graham Capital Master Fund L.P.
99.3		Financial Statements of CMF SandRidge Master L.P.
99.4		Financial Statements of CMF Eckhardt Master Fund L.P.

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).
31.2	—	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer).
32.1	—	Section 1350 Certification (Certification of President and Director).
32.2	—	Section 1350 Certification (Certification of Chief Financial Officer).
101.	INS XBRL Instance Document.
101.	SCH XBRL Taxonomy Extension Schema Document.
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document.
101.	LAB XBRL Taxonomy Extension Label Linkbase Document.
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diversified Multi-Advisor Futures Fund L.P. II

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis,
President & Director
Date: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Walter Davis	/s/ Ian Bernstein	/s/ Patrick T. Egan
Walter Davis President and Director Ceres Managed Futures LLC Date: March 30, 2012	Ian Bernstein Director Ceres Managed Futures LLC Date: March 30, 2012	Patrick T. Egan Director Ceres Managed Futures LLC Date: March 30, 2012

/s/ Brian Centner	/s/ Colbert Narcisse	/s/ Alper Daglioglu
Brian Centner Chief Financial Officer (Principal Accounting Officer) Ceres Managed Futures LLC Date: March 30, 2012	Colbert Narcisse Director Ceres Managed Futures LLC Date: March 30, 2012	Alper Daglioglu Director Ceres Managed Futures LLC Date: March 30, 2012

/s/ Douglas J. Ketterer	/s/ Harry Handler
Douglas J. Ketterer Director Ceres Managed Futures LLC Date: March 30, 2012	Harry Handler Director Ceres Managed Futures LLC Date: March 30, 2012

Supplemental Information To Be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 of the Act.

Annual Report to Limited Partners.

No proxy material has been sent to Limited Partners.