Form 10-Q
period 2012-03-31
DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P. II
filed 2012-05-15
CIK 923660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes           No  X

As of April 30, 2012, 14,194.9581 Limited Partnership Redeemable Units were outstanding.

DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P. II

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at March 31, 2012 (unaudited) and December 31, 2011	3

	Condensed Schedules of Investments at March 31, 2012 (unaudited) and December 31, 2011	4–5

	Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2012 and 2011 (unaudited)	6

	Notes to Financial Statements (unaudited)	7–18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19–21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22–26

Item 4.	Controls and Procedures	27

PART II - Other Information		28–31

Exhibits

Exhibit 31.1 Certification
Exhibit 31.2 Certification
Exhibit 32.1 Certification
Exhibit 32.2 Certification
101. INS XBRL Instance Document.
101. SCH XBRL Taxonomy Extension Schema Document.
101. CAL XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB XBRL Taxonomy Extension Label Linkbase Document.
101. PRE XBRL Taxonomy Extension Presentation Linkbase Document.

PART I

Item 1. Financial Statements

Diversified Multi-Advisor Futures Fund L.P. II

Statements of Financial Condition

	(Unaudited) March 31, 2012	December 31, 2011
Assets:
Investment in Funds, at fair value	$14,188,015	$14,562,030
Equity in trading account:
Cash	6,353,067	7,526,677
Cash margin	2,032,476	1,290,400
Net unrealized appreciation on open futures contracts	34,183	163,388
Net unrealized appreciation on open forward contracts	—	95,709

Total trading equity	22,607,741	23,638,204
Interest receivable	337	—

Total assets	$22,608,078	$23,638,204

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$159,842	$—
Accrued expenses:
Brokerage fees	112,241	118,192
Management fees	36,964	38,986
Other	157,222	128,648
Redemptions payable	58,878	148,394

Total liabilities	525,147	434,220

Partners’ Capital:
General Partner, 196.3844 unit equivalents at March 31, 2012 and December 31, 2011	299,033	308,746
Limited Partners, 14,306.2164 and 14,562.9818 Redeemable Units outstanding at March 31, 2012 and December 31, 2011, respectively	21,783,898	22,895,238

Total partners’ capital	22,082,931	23,203,984

Total liabilities and partners’ capital	$22,608,078	$23,638,204

Net asset value per unit	$1,522.69	$1,572.15

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P. II

Condensed Schedule of Investments

March 31, 2012

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	104	$(73,435)	(0.33)%
Energy	4	(6,754)	(0.03)
Grains	16	16,566	0.07
Indices	107	8,342	0.04
Interest Rates Non-U.S.	375	54,578	0.25
Interest Rates U.S.	330	45,377	0.20
Metals	3	(7,210)	(0.03)
Softs	3	(844)	(0.00)*

Total futures contracts purchased		36,620	0.17

Futures Contracts Sold
Currencies	45	(24,117)	(0.11)
Energy	20	46,110	0.21
Grains	16	(6,342)	(0.03)
Indices	50	(347)	(0.00)*
Interest Rates Non-U.S.	29	(11,332)	(0.05)
Interest Rates U.S.	14	(11,094)	(0.05)
Livestock	5	7,210	0.03
Metals	2	(1,395)	(0.01)
Softs	12	(1,130)	(0.00)*

Total futures contracts sold		(2,437)	(0.01)

Unrealized Appreciation on Open Forward Contracts
Metals	392	1,248,560	5.65

Total unrealized appreciation on open forward contracts		1,248,560	5.65

Unrealized Depreciation on Open Forward Contracts
Metals	429	(1,408,402)	(6.38)

Total unrealized depreciation on open forward contracts		(1,408,402)	(6.38)

Investment in Funds
CMF Willowbridge Argo Master Fund L.P.		2,774,928	12.57
CMF Graham Capital Master Fund L.P.		3,734,737	16.91
CMF Eckhardt Master Fund L.P.		5,247,125	23.76
CMF SandRidge Master Fund L.P.		2,431,225	11.01

Total Investment in Funds		14,188,015	64.25

Net fair value		$14,062,356	63.68%

*	Due to rounding.

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

Diversified Multi-Advisor Futures Fund L.P. II

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Investment Income:
Interest income	$736	$1,369
Interest income from investment in Funds	1,145	3,603

Total investment income (loss)	1,881	4,972

Expenses:
Brokerage fees including clearing fees	394,138	433,320
Management fees	115,299	128,398
Other	50,313	42,993

Total expenses	559,750	604,711

Net investment income (loss)	(557,869)	(599,739)
Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	(142,014)	448,157
Net realized gains (losses) on investment in Funds	408,544	684,039
Change in net unrealized gains (losses) on open contracts	(384,756)	81,465
Change in net unrealized gains (losses) on investments in Funds	(38,880)	(499,270)

Total trading results	(157,106)	714,391

Net income (loss)	(714,975)	114,652
Redemptions — Limited Partners	(406,078)	(549,721)

Net increase (decrease) in Partners’ Capital	(1,121,053)	(435,069)
Partners’ Capital, beginning of period	23,203,984	25,749,357

Partners’ Capital, end of period	$22,082,931	$25,314,288

Net asset value per unit (14,502.6008 and 15,885.9538 units outstanding at March 31, 2012 and 2011, respectively)	$1,522.69	$1,593.50

Net income (loss) per unit*	$(49.46)	$7.09

Weighted average units outstanding	14,631.7375	16,135.8789

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

March 31, 2012

(Unaudited)

1. General:

Diversified Multi-Advisor Futures Fund L.P. II (the “Partnership”) is a limited partnership organized on May 10, 1994 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, metals, softs, livestock, lumber and U.S. and non-U.S. interest rates. The commodity interests that are traded by the Partnership directly and through its investment in the Funds (as defined in Note 5 “Investment in Funds”) are volatile and involve a high degree of market risk. The Partnership was authorized to sell up to 100,000 redeemable units of limited partnership interest (“Redeemable Units”) during its initial offering period. The Partnership no longer offers Redeemable Units for sale.

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

As of March 31, 2012, all trading decisions are made for the Partnership by Capital Fund Management S.A. (“CFM”), Graham Capital Management L.P. (“Graham”), Willowbridge Associates Inc. (“Willowbridge”), Eckhardt Trading Company (“Eckhardt”) and SandRidge Capital L.P. (“SandRidge”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to CFM directly, whereas the Partnership invests the portion of its assets allocated to each of the other Advisors indirectly through investments in master funds.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of its initial capital contribution and profits or losses, if any, net of distributions.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2012 and December 31, 2011, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2012 and 2011. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2011.

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

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

March 31, 2012

(Unaudited)

2. Financial Highlights:

Changes in the net asset value per unit for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
Net realized and unrealized gains (losses) *	$(38.27)	$17.41
Interest Income	0.13	0.30
Expenses **	(11.32)	(10.62)

Increase (decrease) for the period	(49.46)	7.09
Net asset value per unit, beginning of period	1,572.15	1,586.41

Net asset value per unit, end of period	$1,522.69	$1,593.50

*	Includes brokerage fees.

**	Excludes brokerage fees.

	Three Months Ended March 31,
	2012	2011*****
Ratios to average net assets: ***
Net investment income (loss)	(9.8)%	(9.5)%
Incentive fees	—%	—%

Net investment income (loss) before incentive fees ****	(9.8)%	(9.5)%

Operating expenses	9.8%	9.6%
Incentive fees	—%	—%

Total expenses	9.8%	9.6%

Total return:
Total return before incentive fees	(3.1)%	0.4%
Incentive fees	—%	—%

Total return after incentive fees	(3.1)%	0.4%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

*****	The ratios are shown net and gross of incentive fees to conform to current period presentation.

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

The customer agreements between the Partnership and CGM and the Funds and CGM give the Partnership and the Funds, respectively, the legal right to net unrealized gains and losses on open futures contracts, exchange-cleared swaps and open forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures exchange-cleared swaps and on open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet”, have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended March 31, 2012 and 2011 were 1,050 and 549, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended March 31, 2012 and 2011 were 624 and 110, respectively.

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

March 31, 2012

(Unaudited)

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions.

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts traded directly by the Partnership as separate assets and liabilities as of March 31, 2012 and December 31, 2011.

March 31, 2012
Assets
Futures Contracts
Currencies	$3,475
Energy	46,110
Grains	20,049
Indices	34,234
Interest Rates U.S.	48,863
Interest Rates Non-U.S.	64,391
Livestock	7,210
Softs	2,604

Total unrealized appreciation on open futures contracts	$226,936

Liabilities
Futures Contracts
Currencies	$(101,027)
Energy	(6,754)
Grains	(9,825)
Indices	(26,239)
Interest Rates U.S.	(14,580)
Interest Rates Non-U.S.	(21,145)
Metals	(8,605)
Softs	(4,578)

Total unrealized depreciation on open futures contracts	$(192,753)

Net unrealized appreciation on open futures contracts	$34,183 *

Assets
Forward Contracts
Metals	1,248,560

Total unrealized appreciation on open forward contracts	$1,248,560

Liabilities
Forward Contracts
Metals	(1,408,402)

Total unrealized depreciation on open forward contracts	$(1,408,402)

Net unrealized depreciation on open forward contracts	$(159,842)**

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

December 31, 2011
Assets
Futures Contracts
Currencies	$102,414
Energy	3,746
Grains	10,099
Indices	26,205
Interest Rates U.S.	8,484
Interest Rates Non-U.S.	94,587
Metals	4,658
Softs	9,138

Total unrealized appreciation on open futures contracts	$259,331

Liabilities
Futures Contracts
Currencies	$(4,775)
Energy	(12,985)
Grains	(34,493)
Indices	(1,492)
Interest Rates U.S.	(7,284)
Interest Rates Non-U.S.	(23,839)
Livestock	(1,010)
Metals	(3,218)
Softs	(6,847)

Total unrealized depreciation on open futures contracts	$(95,943)

Net unrealized appreciation on open futures contracts	$163,388 *

Assets
Forward Contracts
Metals	653,331

Total unrealized appreciation on open forward contracts	$653,331

Liabilities
Forward Contracts
Metals	(557,622)

Total unrealized depreciation on open forward contracts	$(557,622)

Net unrealized appreciation on open forward contracts	$95,709 **

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

March 31, 2012

(Unaudited)

The following tables indicate the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2012 and 2011.

Sector	Three Months Ended March 31, 2012 Gain (loss) from trading		Three Months Ended March 31, 2011 Gain (loss) from trading
Currencies	$(108,027)		$295,759
Energy	175,794		29,245
Grains	(130,585)		12,061
Indices	199,491		255,466
Interest Rates U.S.	(84,484)		109,295
Interest Rates Non-U.S.	(292,264)		(253,036)
Livestock	2,657		(3,700)
Softs	(20,829)		(17,962)
Metals	(268,523)		102,494

Total	$(526,770	)***	$529,622 ***

***	This amount is in “Total trading results” on the Statements of Income and Expenses and Changes in Partners’ Capital.

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

Effective January 1, 2012, the Partnership adopted Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarify FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This new guidance did not have a significant impact on the Partnership’s financial statements.

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in Funds (other commodity pools) where there are with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended March 31, 2012 and December 31, 2011, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). There were no transfers of assets and liabilities between Level 1 and Level 2 during the quarter ended March 31, 2012.

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

March 31, 2012

(Unaudited)

	March 31, 2012	Quoted Prices in Active Markets for Identical sets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$14,188,015	$—	$14,188,015	$—
Futures	226,936	226,936	—	—
Forwards	1,248,560	1,248,560	—	—

Total assets	15,663,511	1,475,496	14,188,015	—

Liabilities
Futures	$192,753	$192,753	$—	$—
Forwards	1,408,402	1,408,402	—	—

Total liabilities	1,601,155	1,601,155	—	—

Net fair value	$14,062,356	$(125,659)	$14,188,015	$—

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$14,562,030	$—	$14,562,030	$—
Futures	259,331	259,331	—	—
Forwards	653,331	653,331	—	—

Total assets	15,474,692	912,662	14,562,030	—

Liabilities
Futures	$95,943	$95,943	$—	$—
Forwards	557,622	557,622	—	—

Total liabilities	653,565	653,565	—	—

Net fair value	$14,821,127	$259,097	$14,562,030	$—

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

March 31, 2012

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

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended March 31, 2012.

Willowbridge Master’s, Graham Master’s, Eckhardt Master’s and SandRidge Master’s (collectively, the “Funds”) and the Partnership’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with CGM.

A limited partner of the Funds may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds in multiples of the net asset value per Redeemable Unit as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the general partner of the Funds at least 3 days in advance of the Redemption Date. The units are classified as a liability when the limited partner elects to redeem and informs the Funds.

Management and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) are borne by the Partnership directly and through its investment in the Funds. All other fees including CGM’s direct brokerage fees are charged at the Partnership level.

As of March 31, 2012, the Partnership owned approximately 6.9%, 3.0%, 26.1% and 0.7%, of Willowbridge Master, Graham Master, Eckhardt Master and SandRidge Master, respectively. As of December 31, 2011, the Partnership owned approximately 5.5%, 2.9%, 25.9% and 0.8%, of Willowbridge Master, Graham Master, Eckhardt Master and SandRidge Master, respectively. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables.

	March 31, 2012
	Total Assets	Total Liabilities	Total Capital
Willowbridge Master	$40,497,338	$58,093	$40,439,245
Graham Master	126,414,592	815,596	125,598,996
Eckhardt Master	20,210,407	108,458	20,101,949
SandRidge Master	336,627,273	114,501	336,512,772

Total	$523,749,610	$1,096,648	$522,652,962

	December 31, 2011
	Total Assets	Total Liabilities	Total Capital
Willowbridge Master	$58,685,838	$62,005	$58,623,833
Graham Master	127,567,600	44,426	127,523,174
Eckhardt Master	20,578,273	71,694	20,506,579
SandRidge Master	303,638,504	7,192,752	296,445,752

Total	$510,470,215	$7,370,877	$503,099,338

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

March 31, 2012

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended March 31, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$(24,293)	$(2,080,068)	$(2,104,361)
Graham Master	(154,873)	3,061,669	2,906,796
Eckhardt Master	(50,920)	245,610	194,690
SandRidge Master	(232,244)	49,569,214	49,336,970

Total	$(462,330)	$50,796,425	$50,334,095

	For the three months ended March 31, 2011
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$(25,559)	$6,874,935	$6,849,376
Graham Master	(146,256)	(1,070,720)	(1,216,976)
Eckhardt Master	(54,656)	(273,717)	(328,373)
SandRidge Master	(250,105)	15,043,073	14,792,968

Total	$(476,576)	$20,573,571	$20,096,995

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

March 31, 2012

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds is shown in the following tables.

	March 31, 2012		For the three months ended March 31, 2012
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Willowbridge Master	12.57%	$2,774,928	$(139,997)	$649	$1,172	$(141,818)	Commodity Portfolio	Monthly
Graham Master	16.91%	3,734,737	89,843	4,430	446	84,967	Commodity Portfolio	Monthly
Eckhardt Master	23.76%	5,247,125	62,774	8,997	4,663	49,114	Commodity Portfolio	Monthly
SandRidge Master	11.01%	2,431,225	358,189	1,290	560	356,339	Energy Portfolio	Monthly

Total		$14,188,015	$370,809	$15,366	$6,841	$348,602

	December 31, 2011		For the three months ended March 31, 2011
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Willowbridge Master	13.99%	$3,245,835	$150,565	$842	$650	$149,073	Commodity Portfolio	Monthly
Graham Master	16.08%	3,731,550	(31,601)	4,659	678	(36,938)	Commodity Portfolio	Monthly
Eckhardt Master	22.90%	5,314,148	(61,869)	10,875	4,477	(77,221)	Commodity Portfolio	Monthly
SandRidge Master	9.79%	2,270,497	131,277	1,908	643	128,726	Energy Portfolio	Monthly

Total		$14,562,030	$188,372	$18,284	$6,448	$163,640

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

March 31, 2012

(Unaudited)

6. Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include forwards, swaps and certain option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 2.0% to 4.8% of the Partnership’s/Master’s contracts are traded OTC.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk, as CGM or a CGM affiliate is the sole counterparty or broker with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

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

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Funds’ business, these instruments may not be held to maturity.

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

March 31, 2012

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

Partnership’s and the Funds’ Investments. All commodity interests held by the partnership and the Funds (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Funds’ Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended March 31, 2012 and December 31, 2011, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

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

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

March 31, 2012

(Unaudited)

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership/Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership/Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership/Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership/Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and changes in net unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

In December 2011, FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparisons between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Partnership should also provide the disclosures retrospectively for all comparative periods presented. The Partnership is currently evaluating the impact that the pronouncement would have on the financial statements.

Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. The Partnership’s assets are its (i) investment in Funds, (ii) equity in its trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures contracts and open forward contracts, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2012.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2012, Partnership capital decreased 4.8% from $23,203,984 to $22,082,931. This decrease was attributable to the redemptions of 256.7654 Redeemable Units resulting in an outflow of $406,078, coupled with a net loss from operations of $714,975. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Management believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 7 of the Financial Statements.

The Partnership and the Funds record all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the Partnership’s first quarter of 2012, the net asset value per unit decreased 3.1% from $1,572.15 to $1,522.69 as compared to an increase of 0.4% in the first quarter of 2011. The Partnership experienced a net trading loss (comprised of net realized gains (losses) on closed positions and investment in Funds and change in net unrealized gains (losses) on open positions and investment in Funds) before brokerage fees and related fees in the first quarter of 2012 of $157,106. Losses were primarily attributable to the Partnership’s and the Funds’ trading of commodity futures in currencies, grains, metals, softs, U.S. and non-U.S. interest rates and were partially offset by gains in energy, indices and livestock. The Partnership experienced a net trading gain before brokerage fees and related fees in the first quarter of 2011 of $714,391. Gains were primarily attributable to the Partnership’s and the Funds’ trading of commodity futures in currencies, energy, metals, softs and indices and were partially offset by losses in grains, livestock, non-U.S. and U.S. interest rates.

The most significant losses were recorded within the global interest rate sector during February and March from long positions in U.S., European, Japanese, and Australian fixed-income futures. During February, prices fell amid optimism that Greece would receive a second bailout, thereby diminishing demand for the relative “safety” of government bonds. Meanwhile, prices fell further during March after the U.S. Federal Reserve upwardly revised their U.S. economic outlook. Losses were experienced within the currency markets throughout the majority of the quarter. In January, short positions in the British pound, euro, and Swiss franc versus the U.S. dollar resulted in losses as the value of these currencies reversed higher against the U.S. dollar. During March, long positions in the Canadian dollar and Mexican peso versus the U.S. dollar resulted in losses as the value of these commodity-linked currencies fell against the U.S. dollar after concern over earnings in China reduced demand for higher-yielding currency assets. Within the metals markets, losses were recorded throughout the majority of the quarter from short positions aluminum and zinc futures as prices advanced on speculation metals demand will be supported by economic expansion in the U.S. and an easing credit policy in China. Elsewhere, losses were experienced from long positions in silver futures as prices declined on speculation that the U.S. Federal Reserve will refrain from offering additional stimulus as the economy recovers, eroding demand for the precious metal. Additional losses were incurred within the agricultural complex, primarily during January, from short positions in cocoa futures as prices advanced on concern supplies from the Ivory Coast may weaken. Meanwhile, losses were incurred from long positions in corn futures as prices declined on speculation that rising U.S. ethanol stockpiles will slow demand for the grain, boosting supply.

A portion of the Partnership’s losses for the quarter was offset by gains experienced within the energy sector from short positions in natural gas futures as prices dropped throughout the majority of the quarter amid ample inventories and mild weather across the U.S. Additional gains were experienced during February from long futures positions in RBOB (unleaded) gasoline and Brent crude as prices increased on concerns over inventory levels and rising tensions in the Middle East. Within the global stock index sector, gains were achieved throughout the majority of the quarter from long positions in U.S., European, and Pacific Rim equity index futures as prices were buoyed higher by better-than-expected economic reports in these regions. Prices also rose after China cut banks’ reserve requirements to fuel lending and the U.S. Federal Reserve Board raised its assessment of the U.S. economy.

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

Interest income on 80% of the Partnership’s daily average equity maintained in cash in it’s (or the Partnerships allocable portion of a fund’s) account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three months ended March 31, 2012 decreased by $3,091, as compared to the corresponding period in 2011. The decrease in interest income is due to lower average daily equity and lower U.S. Treasury bill rates during the three months ended March 31, 2012 as compared to the corresponding period in 2011. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s/Funds’ accounts and upon interest rates over which neither the Partnership nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s net asset value as of the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three months ended March 31, 2012 decreased by $39,182, as compared to the corresponding period in 2011. The decrease in brokerage fees is due to lower average net assets during the three months ended March 31, 2012, as compared to the corresponding period in 2011.

Management fees are calculated on the portion of the Partnership’s net asset value allocated to each Advisor at the end of the month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2012 decreased by $13,099, as compared to the corresponding period in 2011. The decrease in management fees is due to lower average net assets during the three months ended March 31, 2012, as compared to the corresponding period in 2011.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements among the Partnership, the General Partner and each Advisor. There were no incentive fees for the three months ended March 31, 2012 and 2011, respectively. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of March 31, 2012 and December 31, 2011, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	March 31, 2012	December 31, 2011
Graham Capital Management, L.P.	17%	16%
Capital Fund Management SA	36%	38%
Willowbridge Associates, Inc.	12%	14%
Eckhardt Trading Company	24%	23%
SandRidge Capital, L.P.	11%	9%

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

The limited partners will not be liable for losses exceeding the current net asset value of their investment.

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

Exchange maintenance margin requirements have been used by the Partnership and the Funds as the measure of their Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. With the exception of CFM, the Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts over which they have been granted limited authority to make trading decisions. CFM directly trades a managed account in the Partnership’s name. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investment in the Funds as of March 31, 2012 and December 31, 2011. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed account in the Partnership’s name traded by CFM) and indirectly by each Fund separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2012 and December 31, 2011. As of March 31, 2012, the Partnership’s total capitalization was $22,082,931.

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$560,248	2.54%
Energy	343,844	1.55%
Grains	99,756	0.45%
Indices	381,937	1.73%
Interest Rates U.S.	526,853	2.39%
Interest Rates Non-U.S.	465,422	2.11%
Livestock	393,390	1.78%
Metals	98,008	0.44%
Softs	290,640	1.32%

Total	$3,160,098	14.31%

As of December 31, 2011, the Partnership’s total capitalization was $23,203,984. December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$677,467	2.92%
Energy	197,094	0.85%
Grains	107,413	0.46%
Indices	188,001	0.81%
Interest Rates U.S.	320,082	1.38%
Interest Rates Non-U.S.	334,486	1.44%
Livestock	468,606	2.02%
Metals	138,132	0.59%
Softs	182,559	0.79%

Total	$2,613,840	11.26%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of March 31, 2012 and December 31, 2011 and the highest and lowest value at any point and the average value during the three months ended March 31, 2012 and for the twelve months ended December 31, 2011. All open position trading risk exposures of the Partnership/Funds have been included in calculating the figures set forth below.

As of March 31, 2012, the Partnership’s total capitalization was $22,082,931. The Partnership’s Value at Risk for the portion of its assets that are traded directly by CFM using its Discus 1.5x Leverage Program was as follows:

March 31, 2012

			Three months ended March 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$301,102	1.36%	$724,212	$56,937	$393,128
Energy	56,000	0.26%	131,074	3,750	58,931
Grains	29,200	0.13%	73,206	4,500	40,743
Indices	478,300	2.17%	808,004	32,135	456,640
Interest Rates U.S.	139,386	0.63%	248,775	9,041	184,370
Interest Rates Non -U.S.	391,435	1.77%	564,387	32,678	381,899
Livestock	6,100	0.03%	6,200	600	4,092
Metals	224,998	1.02%	362,542	11,076	244,479
Softs	33,342	0.15%	56,556	1,350	32,435

Total	$1,659,863	7.52%

*	Average of month-end Values at Risk.

As of December 31, 2011, the Partnership’s total capitalization was $23,203,984. The Partnership’s Value at Risk for the portion of its assets that are traded directly by CFM using its Discus 1.5x Leverage Program was as follows:

December 31, 2011

			Twelve months ended December 31, 2011
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

As of March 31, 2012, Willowbridge Master’s total capitalization was $40,439,245. The Partnership owned approximately 6.9% of Willowbridge Master. As of March 31, 2012, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

March 31, 2012

			Three months ended March 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$212,979	0.53%	$3,114,825	$212,979	$543,573
Energy	187,480	0.46%	3,518,500	187,480	414,493
Grains	204,250	0.51%	2,109,250	49,500	158,833
Interest Rates U.S.	31,875	0.08%	1,213,250	31,875	193,892
Livestock	25,200	0.06%	76,000	13,200	17,200
Softs	215,000	0.53%	2,629,700	37,700	177,433

Total	$876,784	2.17%

*	Average of month-end Values at Risk.

As of December 31, 2011, Willowbridge Master’s total capitalization was $58,623,833. The Partnership owned approximately 5.5% of Willowbridge Master. As of December 31, 2011, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

December 31, 2011

			Twelve months ended December 31, 2011
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

As of March 31, 2012, Graham Master’s total capitalization was $125,598,996. The Partnership owned approximately 3.0% of Graham Master. As of March 31, 2012, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

March 31, 2012

			Three months ended March 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,932,243	2.33%	$14,645,028	$2,932,243	$4,034,576
Energy	3,313,986	2.64%	3,576,694	430,473	2,846,436
Grains	808,031	0.65%	1,548,650	436,750	904,239
Indices	7,212,315	5.74%	11,180,261	3,276,704	7,274,223
Interest Rates U.S.	190,045	0.15%	2,390,488	91,689	1,243,390
Interest Rates Non-U.S.	5,163,732	4.11%	6,411,562	813,077	5,317,338
Livestock	7,200	0.01%	63,600	1,200	10,400
Metals	1,595,641	1.27%	2,278,016	616,825	1,259,297
Softs	946,658	0.75%	999,000	241,774	739,956

Total	$22,169,851	17.65%

*	Average of month-end Values at Risk.

As of December 31, 2011, Graham Master’s total capitalization was $127,523,174. The Partnership owned approximately 2.9% of Graham Master. As of December 31, 2011, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

December 31, 2011

			Twelve months ended December 31, 2011
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

As of March 31, 2012, Eckhardt Master’s total capitalization was $20,101,949. The Partnership owned approximately 26.1% of Eckhardt Master. As of March 31, 2012, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:

March 31, 2012

			Three months ended March 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$599,552	2.98%	$1,671,011	$345,179	$672,001
Energy	383,400	1.91%	7,866,490	191,724	341,000
Grains	123,453	0.61%	528,082	5,000	123,971
Indices	506,610	2.52%	889,841	49,718	380,514
Interest Rates U.S.	155,755	0.78%	553,700	3,900	260,213
Interest Rates Non-U.S.	655,646	3.26%	655,646	21,132	436,580
Metals	168,732	0.84%	618,550	101,978	155,403
Softs	85,850	0.43%	124,357	29,700	66,283

Total	$2,678,998	13.33%

•	Average of month-end Values at Risk.

As of December 31, 2011, Eckhardt Master’s total capitalization was $20,506,579. The Partnership owned approximately 25.9% of Eckhardt Master. As of December 31, 2011, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:

December 31, 2011

			Twelve months ended December 31, 2011
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$731,217	3.57%	$1,678,029	$27,951	$834,998
Energy	223,190	1.10%	886,666	6,000	412,832
Grains	97,363	0.47%	528,082	3,500	144,509
Indices	49,666	0.24%	1,132,389	5,600	466,488
Interest Rates U.S.	405,700	1.98%	1,698,650	3,900	330,777
Interest Rates Non-U.S.	179,363	0.87%	1,114,087	9,616	264,205
Softs	41,600	0.20%	131,208	10,463	66,776

Total	$1,728,099	8.43%

*	Annual average based on month-end Value at Risk.

As of March 31, 2012, SandRidge Master’s total capitalization was $336,512,772. The Partnership owned approximately 0.7% of SandRidge Master. As of March 31, 2012, SandRidge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SandRidge for trading) was as follows:

March 31, 2012

			Three months ended March 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$10,774,354	3.20%	$61,733,650	$2,425,471	$14,120,025

Total	$10,774,354	3.20%

*	Average of month-end Values at Risk.

As of December 31, 2011, SandRidge Master’s total capitalization was $296,445,752. The Partnership owned approximately 0.8% of SandRidge Master. As of December 31, 2011, SandRidge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SandRidge for trading) was as follows:

December 31, 2011

			Twelve months ended December 31, 2011
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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There are no material legal proceedings pending against the Partnership and the General Partner.

Subprime Mortgage-Related Litigation and Other Matters

On March 15, 2012, the United States Court of Appeals for the Second Circuit granted a stay of the district court proceedings pending resolution of the appeals in SEC v. CGMI. Additional information relating to this matter is publicly available in court filings under docket numbers 11 Civ. 7387 (S.D.N.Y.) (Rakoff, J.) and 11-5227 (2d Cir.).

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 – January 31, 2012	164.7881	$1,585.75	N/A	N/A
February 1, 2012 – February 29, 2012	53.3100	$1,611.09	N/A	N/A
March 1, 2012 – March 31, 2012	38.6673	$1,522.69	N/A	N/A
	256.7654	$1,581.51

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 3. Defaults Upon Senior Securities — None.

Item 4. Mine Safety Disclosures — None.

Item 5. Other Information — None.

Item 6. Exhibits

Exhibit

3.1(a)	Certificate of Limited Partnership dated May 10, 1994 (filed as Exhibit 3.1(a) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership dated July 31, 1995 (filed as Exhibit 3.1(b) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership dated October 1, 1999 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Change of the Certificate of Limited Partnership effective January 31, 2000 (filed as Exhibit 3.1(d) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership dated May 21, 2003 (filed as Exhibit 3.1(e) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(f) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(g) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(h)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(i)	Certificate of Amendment of the Certificate of Limited Partnership dated April 12, 2010 (filed as Exhibit 3.1(i) to the Form 8-K/A filed on April 14, 2010 and incorporated herein by reference).

(j)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.1 to the Current Report on form 8-K filed on July 2, 2010 and incorporated herein by reference).

(k)	Certificate of Amendment of the Certificate of Limited Partnership dated September 2, 2011 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

3.2	Limited Partnership Agreement (attached as Exhibit A to the Registration Statement on Form S-1 filed on May 29, 1996 and incorporated herein by reference).

10.1	Customer Agreement between the Partnership and Smith Barney (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on May 29, 1996 and incorporated herein by reference).

10.2	Form of Subscription Agreement (attached as Exhibit B to the Registration Statement on Form S-1 filed on May 29, 1996 and incorporated herein by reference).

10.3	Form of Escrow Agreement (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

10.4(a)	Management Agreement among the Partnership, the General Partner and Willowbridge (filed as Exhibit 10.7 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed on March 30, 1998 and incorporated herein by reference).

(b)	Letter extending Management Agreement with Willowbridge for 2011 (filed as Exhibit 10.4(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on March 30, 2012 and incorporated herein by reference).

10.6(a)	Management Agreement among the Partnership, the General Partner and Graham (filed as Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on March 29, 2001 and incorporated herein by reference).

(b)	Letter extending Management Agreement with Graham for 2011 (filed as Exhibit 10.6(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on March 30, 2012 and incorporated herein by reference).

10.7(a)	Amended and Restated Management Agreement among the Partnership, the General Partner and CFM (filed as Exhibit 10.7A to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on March 30, 2012 and incorporated herein by reference).

(b)	Letter extending Management Agreement with CFM for 2011 (filed as Exhibit 10.7(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on March 30, 2012 and incorporated herein by reference).

10.8(a)	Management Agreement among the Partnership, the General Partner and Eckhardt (filed as Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed on August 14, 2008 and incorporated herein by reference).

(b)	Letter extending Management Agreement with Eckhardt Trading Company for 2011 (filed as Exhibit 10.8(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on March 30, 2012 and incorporated herein by reference).

10.9(a)	Management Agreement among the Partnership, the General Partner and SandRidge (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 2, 2009 and incorporated herein by reference).

(b)	Letter extending Management Agreement with SandRidge for 2011 (filed as Exhibit 10.9(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on March 30, 2012 and incorporated herein by reference).

10.10	Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 filed August 14, 2009 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer).

32.1	Section 1350 Certification (Certification of President and Director).

32.2	Section 1350 Certification (Certification of Chief Financial Officer).

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema Document.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101. LAB	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diversified Multi-Advisor Futures Fund L.P. II

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date: May 15, 2012

By:	/s/ Brian Centner
Brian Centner
Chief Financial Officer
(Principal Accounting Officer)

Date: May 15, 2012