Form 10-Q
period 2012-06-30
DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P. II
filed 2012-08-14
CIK 923660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

(855) 672-4468

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

Yes           No  X

As of July 31, 2012, 13,600.3624 Limited Partnership Redeemable Units were outstanding.

DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P. II

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at June 30, 2012 (unaudited) and December 31, 2011	3

	Condensed Schedules of Investments at June 30, 2012 (unaudited) and December 31, 2011	4–5

	Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2012 and 2011 (unaudited)	6

	Notes to Financial Statements (unaudited)	7–18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19–21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22–26

Item 4.	Controls and Procedures	27

PART II - Other Information		28–49

Exhibits

Exhibit 31.1 Certification
Exhibit 31.2 Certification
Exhibit 32.1 Certification
Exhibit 32.2 Certification
101. INS XBRL Instance Document.
101. SCH XBRL Taxonomy Extension Schema Document.
101. CAL XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB XBRL Taxonomy Extension Label Linkbase Document.
101. PRE XBRL Taxonomy Extension Presentation Linkbase Document.

PART I

Item 1. Financial Statements

Diversified Multi-Advisor Futures Fund L.P. II

Statements of Financial Condition

	(Unaudited) June 30, 2012	December 31, 2011
Assets:
Investment in Funds, at fair value	$13,796,125	$14,562,030
Equity in trading account:
Cash	6,597,830	7,526,677
Cash margin	1,065,851	1,290,400
Net unrealized appreciation on open futures contracts	137,735	163,388
Net unrealized appreciation on open forward contracts	48,366	95,709

Total trading equity	21,645,907	23,638,204
Interest receivable	244	—

Total assets	$21,646,151	$23,638,204

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$108,231	$118,192
Management fees	35,654	38,986
Other	145,538	128,648
Redemptions payable	569,411	148,394

Total liabilities	858,834	434,220

Partners’ Capital:
General Partner, 196.3844 unit equivalents at June 30, 2012 and December 31, 2011	293,612	308,746
Limited Partners, 13,707.3294 and 14,562.9818 Redeemable Units outstanding at June 30, 2012 and December 31, 2011, respectively	20,493,705	22,895,238

Total partners’ capital	20,787,317	23,203,984

Total liabilities and partners’ capital	$21,646,151	$23,638,204

Net asset value per unit	$1,495.09	$1,572.15

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P. II

Condensed Schedule of Investments

June 30, 2012

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	57	$133,630	0.64%
Energy	6	(4,034)	(0.02)
Grains	19	53,985	0.26
Indices	24	30,061	0.15
Interest Rates Non-U.S.	217	52,386	0.25
Interest Rates U.S.	258	12,530	0.06
Livestock	1	30	0.00 *
Softs	6	1,025	0.00 *

Total futures contracts purchased		279,613	1.34

Futures Contracts Sold
Currencies	53	(42,081)	(0.20)
Energy	10	(27,440)	(0.13)
Indices	31	(29,459)	(0.14)
Interest Rates Non-U.S.	1	(204)	(0.00)*
Interest Rates U.S.	3	47	0.00 *
Livestock	2	(2,210)	(0.01)
Metals	6	(13,733)	(0.07)
Softs	15	(26,798)	(0.13)

Total futures contracts sold		(141,878)	(0.68)

Unrealized Appreciation on Open Forward Contracts
Metals	189	862,303	4.15

Total unrealized appreciation on open forward contracts		862,303	4.15

Unrealized Depreciation on Open Forward Contracts
Metals	173	(813,937)	(3.92)

Total unrealized depreciation on open forward contracts		(813,937)	(3.92)

Investment in Funds
CMF Willowbridge Argo Master Fund L.P.		2,963,639	14.26
CMF Graham Capital Master Fund L.P.		3,513,634	16.90
CMF Eckhardt Master Fund L.P.		5,338,001	25.68
CMF Sandridge Master Fund L.P.		1,980,851	9.53

Total Investment in Funds		13,796,125	66.37

Net fair value		$13,982,226	67.26%

*	Due to rounding.

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

Diversified Multi-Advisor Futures Fund L.P. II

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Investment Income:
Interest income	$860	$280	$1,596	$1,649
Interest income from investment in Funds	1,535	666	2,680	4,269

Total investment income (loss)	2,395	946	4,276	5,918

Expenses:
Brokerage fees including clearing fees	361,027	447,175	755,165	880,495
Management fees	109,399	129,561	224,698	257,959
Other	52,002	60,752	102,315	103,745

Total expenses	522,428	637,488	1,082,178	1,242,199

Net investment income (loss)	(520,033)	(636,542)	(1,077,902)	(1,236,281)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	(521,512)	650,102	(663,526)	1,098,259
Net realized gains (losses) on investment in Funds	642,743	342,047	1,051,287	1,026,086
Change in net unrealized gains (losses) on open contracts	311,760	(345,591)	(72,996)	(264,126)
Change in net unrealized gains (losses) on investments in Funds	(305,975)	(340,330)	(344,855)	(839,600)

Total trading results	127,016	306,228	(30,090)	1,020,619

Net income (loss)	(393,017)	(330,314)	(1,107,992)	(215,662)
Redemptions — Limited Partners	(902,597)	(753,778)	(1,308,675)	(1,303,499)

Net increase (decrease) in Partners’ Capital	(1,295,614)	(1,084,092)	(2,416,667)	(1,519,161)
Partners’ Capital, beginning of period	22,082,931	25,314,288	23,203,984	25,749,357

Partners’ Capital, end of period	$20,787,317	$24,230,196	$20,787,317	$24,230,196

Net asset value per unit (13,903.7138 and 15,442.1697 units outstanding at June 30, 2012 and 2011, respectively)	$1,495.09	$1,569.09	$1,495.09	$1,569.09

Net income (loss) per unit*	$(27.60)	$(24.41)	$(77.06)	$(17.32)

Weighted average units outstanding	14,392.8370	15,651.3341	14,512.2872	15,893.6065

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

June 30, 2012

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. indirectly owns a minority equity interest in MSSB Holdings. Citigroup Inc. also indirectly owns Citigroup Global Markets Inc. (“CGM”), the commodity broker for the Partnership. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc.

As of June 30, 2012 , all trading decisions are made for the Partnership by Capital Fund Management S.A. (“CFM”), Graham Capital Management L.P. (“Graham”), Willowbridge Associates Inc. (“Willowbridge”), Eckhardt Trading Company (“Eckhardt”) and SandRidge Capital L.P. (“SandRidge”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to CFM directly, whereas the Partnership invests the portion of its assets allocated to each of the other Advisors indirectly through investments in master funds.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of its initial capital contribution and profits or losses, if any, net of distributions.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2012 and December 31, 2011, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2012 and 2011. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2011.

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

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

June 30, 2012

(Unaudited)

2. Financial Highlights:

Changes in the net asset value per unit for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net realized and unrealized gains (losses) *	$(16.56)	$(12.42)	$(54.83)	$4.99
Interest income	0.17	0.06	0.30	0.36
Expenses **	(11.21)	(12.05)	(22.53)	(22.67)

Increase (decrease) for the period	(27.60)	(24.41)	(77.06)	(17.32)
Net asset value per unit, beginning of period	1,522.69	1,593.50	1,572.15	1,586.41

Net asset value per unit, end of period	$1,495.09	$1,569.09	$1,495.09	$1,569.09

*	Includes brokerage fees.

**	Excludes brokerage fees.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011*****	2012	2011*****
Ratios to average net assets: ***
Net investment income (loss)	(9.6)%	(10.0)%	(9.7)%	(9.8)%
Incentive fees	—%	—%	—%	—%

Net investment income (loss) before incentive fees ****	(9.6)%	(10.0)%	(9.7)%	(9.8)%

Operating expenses	9.7%	10.0%	9.7%	9.8%
Incentive fees	—%	—%	—%	—%

Total expenses	9.7%	10.0%	9.7%	9.8%

Total return:
Total return before incentive fees	(1.8)%	(1.5)%	(4.9)%	(1.1)%
Incentive fees	—%	—%	—%	—%

Total return after incentive fees	(1.8)%	(1.5)%	(4.9)%	(1.1)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

*****	The ratios are shown net and gross of incentive fees to conform to current period presentation.

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

The customer agreements between the Partnership and CGM and the Funds and CGM give the Partnership and the Funds, respectively, the legal right to net unrealized gains and losses on open futures contracts, exchange-cleared swaps and open forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures exchange-cleared swaps and on open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended June 30, 2012 and 2011 were 577 and 966, respectively. The monthly average number of futures contracts traded directly by the Partnership during the six months ended June 30, 2012 and 2011 were 814 and 758, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended June 30, 2012 and 2011 were 597 and 284, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the six months ended June 30, 2012 and 2011 were 611 and 160, respectively.

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

June 30, 2012

(Unaudited)

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions.

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts traded directly by the Partnership as separate assets and liabilities as of June 30, 2012 and December 31, 2011.

June 30, 2012
Assets
Futures Contracts
Currencies	$136,593
Energy	11,704
Grains	54,060
Indices	33,681
Interest Rates U.S.	18,970
Interest Rates Non-U.S.	71,485
Livestock	30
Softs	1,025

Total unrealized appreciation on open futures contracts	$327,548

Liabilities
Futures Contracts
Currencies	$(45,044)
Energy	(43,178)
Grains	(75)
Indices	(33,079)
Interest Rates U.S.	(6,393)
Interest Rates Non-U.S.	(19,303)
Metals	(13,733)
Livestock	(2,210)
Softs	(26,798)

Total unrealized depreciation on open futures contracts	$(189,813)

Net unrealized appreciation on open futures contracts	$137,735 *

Assets
Forward Contracts
Metals	862,303

Total unrealized appreciation on open forward contracts	$862,303

Liabilities
Forward Contracts
Metals	(813,937)

Total unrealized depreciation on open forward contracts	$(813,937)

Net unrealized appreciation on open forward contracts	$48,366 **

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

June 30, 2012

(Unaudited)

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

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

June 30, 2012

(Unaudited)

The following tables indicate the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and six months ended June 30, 2012 and 2011.

Sector	Three Months Ended June 30, 2012 Gain (loss) from trading		Three Months Ended June 30, 2011 Gain (loss) from trading	Six Months Ended June 30, 2012 Gain (loss) from trading		Six Months Ended June 30, 2011 Gain (loss) from trading
Currencies	$(56,488)		$(35,409)	$(164,515)		$260,350
Energy	(65,404)		(53,416)	110,390		(24,171)
Grains	(20,075)		33,857	(150,660)		45,918
Indices	(442,344)		274,564	(242,853)		530,030
Interest Rates U.S.	80,316		420,669	(4,168)		529,964
Interest Rates Non-U.S.	308,830		(199,086)	16,566		(452,122)
Livestock	(2,070)		(17,130)	587		(20,830)
Softs	40,188		(47,534)	19,359		(65,496)
Metals	(52,705)		(72,004)	(321,228)		30,490

Total	$(209,752	) ***	$304,511 ***	$(736,522	) ***	$834,133 ***

***	This amount is included in “Total trading results” on the Statements of Income and Expenses and Changes in Partners’ Capital.

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

GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Funds’ Level 2 assets.

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

Effective January 1, 2012, the Partnership adopted Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards” [(“IFRS”)]. The amendments within this ASU change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarify the Financial Accounting Standards Board’s (FASB) intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This new guidance did not have a significant impact on the Partnership’s financial statements.

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in Funds (other commodity pools) where there are no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended June 30, 2012 and December 31, 2011, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2012, there were no transfers of assets or liabilities between Level 1 or Level 2.

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

June 30, 2012

(Unaudited)

	June 30, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$13,796,125	$—	$13,796,125	$—
Futures	327,548	327,548	—	—
Forwards	862,303	862,303	—	—

Total Assets	14,985,976	1,189,851	13,796,125	—

Liabilities
Futures	$189,813	$189,813	$—	$—
Forwards	813,937	813,937	—	—

Total Liabilities	1,003,750	1,003,750	—	—

Net fair value	$13,982,226	$186,101	$13,796,125	$—

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$14,562,030	$—	$14,562,030	$—
Futures	259,331	259,331	—	—
Forwards	653,331	653,331	—	—

Total assets	15,474,692	912,662	14,562,030	—

Liabilities
Futures	$95,943	$95,943	$—	$—
Forwards	557,622	557,622	—	—

Total liabilities	653,565	653,565	—	—

Net fair value	$14,821,127	$259,097	$14,562,030	$—

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

June 30, 2012

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

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended June 30, 2012.

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

As of June 30, 2012, the Partnership owned approximately 7.7%, 3.3%, 26.2% and 0.6%, of Willowbridge Master, Graham Master, Eckhardt Master and SandRidge Master, respectively. As of December 31, 2011, the Partnership owned approximately 5.5%, 2.9%, 25.9% and 0.8%, of Willowbridge Master, Graham Master, Eckhardt Master and SandRidge Master, respectively. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables.

	June 30, 2012
	Total Assets	Total Liabilities	Total Capital
Willowbridge Master	$39,465,500	$1,027,615	$38,437,885
Graham Master	106,601,449	12,503	106,588,946
Eckhardt Master	20,384,680	45,679	20,339,001
SandRidge Master	326,279,460	6,966,403	319,313,057

Total	$492,731,089	$8,052,200	$484,678,889

	December 31, 2011
	Total Assets	Total Liabilities	Total Capital
Willowbridge Master	$58,685,838	$62,005	$58,623,833
Graham Master	127,567,600	44,426	127,523,174
Eckhardt Master	20,578,273	71,694	20,506,579
SandRidge Master	303,638,504	7,192,752	296,445,752

Total	$510,470,215	$7,370,877	$503,099,338

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

June 30, 2012

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended June 30, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$(26,816)	$3,554,069	$3,527,253
Graham Master	(106,234)	(4,020,363)	(4,126,597)
Eckhardt Master	(38,970)	861,530	822,560
SandRidge Master	(147,416)	(1,485,490)	(1,632,906)

Total	$(319,436)	$(1,090,254)	$(1,409,690)

	For the six months ended June 30, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$(51,109)	$1,474,001	$1,422,892
Graham Master	(261,107)	(958,694)	(1,219,801)
Eckhardt Master	(89,890)	1,107,140	1,017,250
SandRidge Master	(379,660)	48,083,724	47,704,064

Total	$(781,766)	$49,706,171	$48,924,405

	For the three months ended June 30, 2011
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$(44,827)	$8,404,000	$8,359,173
Graham Master	(236,860)	(7,784,946)	(8,021,806)
Eckhardt Master	(62,034)	(98,570)	(160,604)
SandRidge Master	(180,388)	15,086,153	14,905,765

Total	$(524,109)	$15,606,637	$15,082,528

	For the six months ended June 30, 2011
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$(70,386)	$15,278,935	$15,208,549
Graham Master	(383,116)	(8,855,666)	(9,238,782)
Eckhardt Master	(116,690)	(372,287)	(488,977)
SandRidge Master	(430,493)	30,129,226	29,698,733

Total	$(1,000,685)	$36,180,208	$35,179,523

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

June 30, 2012

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds is shown in the following tables.

	June 30, 2012		For the three months ended June 30, 2012
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Willowbridge Master	14.26%	$2,963,639	$254,909	$834	$1,475	$252,600	Commodity Portfolio	Monthly
Graham Master	16.90%	3,513,634	(133,862)	3,232	593	(137,687)	Commodity Portfolio	Monthly
Eckhardt Master	25.68%	5,338,001	222,834	6,086	4,688	212,060	Commodity Portfolio	Monthly
SandRidge Master	9.53%	1,980,851	(5,578)	709	527	(6,814)	Energy Portfolio	Monthly

Total		$13,796,125	$338,303	$10,861	$7,283	$320,159

	June 30, 2012		For the six months ended June 30, 2012
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Investments	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Willowbridge Master	14.26%	$2,963,639	$114,912	$1,483	$2,647	$110,782	Commodity Portfolio	Monthly
Graham Master	16.90%	3,513,634	(44,019)	7,662	1,039	(52,720)	Commodity Portfolio	Monthly
Eckhardt Master	25.68%	5,338,001	285,608	15,083	9,351	261,174	Commodity Portfolio	Monthly
SandRidge Master	9.53%	1,980,851	352,611	1,999	1,087	349,525	Energy Portfolio	Monthly

Total		$13,796,125	$709,112	$26,227	$14,124	$668,761

	December 31, 2011		For the three months ended June 30, 2011
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Willowbridge Master	13.99%	$3,245,835	$66,225	$989	$427	$64,809	Commodity Portfolio	Monthly
Graham Master	16.08%	3,731,550	(189,690)	6,345	399	(196,434)	Commodity Portfolio	Monthly
Eckhardt Master	22.90%	5,314,148	(24,699)	11,612	4,784	(41,095)	Commodity Portfolio	Monthly
SandRidge Master	9.79%	2,270,497	150,547	1,057	764	148,726	Energy Portfolio	Monthly

Total		$14,562,030	$2,383	$20,003	$6,374	$(23,994)

	December 31, 2011		For the six months ended June 30, 2011
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Willowbridge Master	13.99%	$3,245,835	$216,790	$1,831	$1,077	$213,882	Commodity Portfolio	Monthly
Graham Master	16.08%	3,731,550	(221,291)	11,004	1,077	(233,372)	Commodity Portfolio	Monthly
Eckhardt Master	22.90%	5,314,148	(86,568)	22,487	9,261	(118,316)	Commodity Portfolio	Monthly
SandRidge Master	9.79%	2,270,497	281,824	2,965	1,407	277,452	Energy Portfolio	Monthly

Total		$14,562,030	$190,755	$38,287	$12,822	$139,646

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

June 30, 2012

(Unaudited)

6. Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forward and option contracts. OTC contracts are negotiated between contracting parties and include certain forward, swap and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 1.8% to 5.4% of the Partnership’s/Fund’s contracts are traded OTC.

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

June 30, 2012

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

GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Funds’ Level 2 assets.

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended June 30, 2012 and December 31, 2011, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

The Partnership and the Funds do not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses and Changes in Partners’ Capital.

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

June 30, 2012

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. The Partnership’s assets are its (i) investment in Funds, (ii) equity in its trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures contracts and open forward contracts, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2012.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2012, Partnership capital decreased 10.4% from $23,203,984 to $20,787,317. This decrease was attributable to the redemptions of 855.6524 Redeemable Units resulting in an outflow of $1,308,675, coupled with a net loss from operations of $1,107,992. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2012, the net asset value per unit decreased 1.8% from $1,522.69 to $1,495.09 as compared to a decrease of 1.5% in the second quarter of 2011. The Partnership experienced a net trading gain (comprised of net realized gains (losses) on closed positions and investment in Funds and change in net unrealized gains (losses) on open positions and investment in Funds) before brokerage fees and related fees in the second quarter of 2012 of $127,016. Gains were primarily attributable to the Partnership’s and the Funds’ trading of commodity futures in U.S. and non-U.S. interest rates and softs and were partially offset by losses in currencies, energy, grains, indices, livestock and metals. The Partnership experienced a net trading gain before brokerage fees and related fees in the second quarter of 2011 of $306,228. Gains were primarily attributable to the Partnership’s and the Funds’ trading of commodity futures in U.S. interest rates, softs and indices and were partially offset by losses in currencies, non-U.S. interest rates, energy, grains, livestock and metals.

The most significant gains were experienced within the global interest rate sector, primarily during April and May, from long positions in European, U.S., and Australian fixed-income futures as prices advanced as Greece failed to form a unified government, increasing concern Europe’s debt crisis is worsening and spurring demand for the relative “safety” of government debt. Meanwhile, prices of European fixed-income futures continued to move higher as German manufacturing data weakened and China said its biggest banks may fall short of loan targets. Additionally, prices of global fixed-income futures rose amid signs of slowing economic growth in the U.S., and as China dampened speculation it would provide large-scale stimulus to boost growth. Gains were also experienced within the soft commodities sector, primarily during May, from short positions in cotton futures as prices declined on mounting concern that Greece will leave the euro, roiling the global financial markets and eroding the outlook for textile production and demand for the fiber. A portion of the Partnership’s gains during the quarter was offset by losses incurred within the stock indices sector, primarily during April and May, due to short futures positions in Pacific Rim and European equity index futures as prices rose on speculation the Chinese government will ease monetary policy and global central banks will take action to bolster economies amid Europe’s sovereign debt crisis. Losses were also incurred within the currency markets, primarily during June, from short positions in the British pound and Japanese yen versus the U.S. dollar as the value of the British pound and Japanese yen advanced as European Union leaders eased terms on loans to Spanish banks, taking a step towards resolving the region’s debt crisis. Elsewhere, losses were incurred from short positions in the Canadian dollar versus the U.S. dollar as the value of the Canadian dollar also advanced. Within the energy sector, losses were incurred throughout the majority of the quarter from short positions in natural gas futures as prices rose to the highest level since January on forecasts of above-normal temperatures that may signal increased demand. Natural gas futures prices continued to rise after a U.S. government report showed a smaller-than-expected gain in U.S. supplies. Meanwhile, additional losses were incurred in this sector during May from long positions in gasoline futures as prices capped the biggest monthly drop in more than three years on speculation that slowing U.S. growth will reduce fuel demand. Within the metals sector, losses were incurred primarily during April and June from short positions in gold futures as prices moved higher as signs of slowdown in the U.S. economy triggered speculation that the U.S. Federal Reserve will take steps to spur growth, boosting the appeal of the precious metal. Within the agricultural sector, losses were incurred primarily during May from short positions in corn futures as corn prices climbed higher after inventories tumbled the most in 16 years, and on speculation that hot, dry weather will increase stress on crops in the U.S. Elsewhere, losses were incurred from short positions in wheat futures.

During the Partnership’s six months ended June 30, 2012, the net asset value per unit decreased 4.9% from $1,572.15 to $1,495.09 as compared to a decrease of 1.1% during the six months ended June 30, 2011. The Partnership experienced a net trading loss (comprised of net realized gains (losses) on closed positions and investment in Funds and change in net unrealized gains (losses) on open positions and investment in Funds) before brokerage fees and related fees during the six months ended June 30, 2012 of $30,090. Losses were primarily attributable to the Partnership’s and the Funds’ trading of commodity futures in currencies, grains, indices, livestock and metals and were partially offset by gains in energy, U.S. and non-U.S. interest rates and softs. The Partnership experienced a net trading gain before brokerage fees and related fees during the six months ended June 30, 2011 of $1,020,619. Gains were primarily attributable to the Partnership’s and the Funds’ trading of commodity futures in currencies, U.S. interest rates, energy, metals, softs and indices and were partially offset by losses in grains, non-U.S. interest rates and livestock.

        Trading results in the soft commodities sector was relatively flat and had no material impact on Fund performance during the first six months of the year. The most significant losses were incurred within the currency sector, primarily during June, from short positions in the British pound versus the U.S. dollar as the value of the British pound advanced as European Union leaders eased terms on loans to Spanish banks, taking a step towards resolving the region’s debt crisis. Elsewhere, losses were incurred from short positions in the Canadian dollar and Swiss franc as the value of the Canadian dollar and Swiss franc also advanced versus the U.S. dollar. Within the metals sector, losses were incurred primarily during February and March from long positions in silver and gold futures as prices declined on speculation that the U.S. Federal Reserve will refrain from offering additional stimulus as the economy recovers, eroding demand for the precious metals. Gold futures prices continued to decline after India, the world’s biggest bullion buyer, increased the tax on imports of precious metals for the second time this year. Within the global stock indices, losses were experienced primarily during April and May due to short futures positions in Pacific Rim and European equity index futures as prices rose on speculation the Chinese government will ease monetary policy and global central banks will take action to bolster economies amid Europe’s sovereign debt crisis. Within the agricultural sector, losses were incurred primarily during May from short positions in corn futures as corn prices climbed higher after inventories tumbled the most in 16 years, and on speculation that hot, dry weather will increase stress on crops in the U.S. Elsewhere, losses were incurred from short positions in wheat futures. A portion of the Partnership’s losses during the first half of the year was offset by gains achieved within the global interest rate sector, primarily during April and May, from long positions in European, U.S., and Australian fixed-income futures as prices advanced as Greece failed to form a unified government, increasing concern Europe’s debt crisis is worsening and spurring demand for the relative “safety” of government debt. Gains were also experienced in the energy sector, primarily during February and March, from short positions in natural gas futures as prices dropped amid ample inventories and mild weather across the U.S.

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

Interest income on 80% of the Partnership’s daily average equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three months ended June 30, 2012 increased by $1,449 as compared to the corresponding period in 2011. The increase was primarily due to higher U.S. Treasury bill rates during the three months ended June 30, 2012 as compared to the corresponding period in 2011. Interest income for the six months ended June 30, 2012 decreased by $1,642 as compared to the corresponding period in 2011. The decrease was due to lower U.S. Treasury bill rates and lower average daily equity maintained in cash during the six months ended June 30, 2012 as compared to the corresponding period in 2011. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which neither the Partnership, the Funds nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s net asset value as of the end of the month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and six months ended June 30, 2012 decreased by $86,148 and $125,330, respectively, as compared to the corresponding periods in 2011. The decrease in brokerage fees is due to lower average net assets during the three and six months ended June 30, 2012 as compared to the corresponding periods in 2011.

Management fees are calculated on the portion of the Partnership’s net asset value allocated to each Advisor at the end of the month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2012 decreased by $20,162 and $33,261, respectively, as compared to the corresponding periods in 2011. The decrease in management fees is due to lower average net assets during the three and six months ended June 30, 2012 as compared to the corresponding periods in 2011.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreement among the Partnership, the General Partner and each Advisor. There were no incentive fees for the three and six months ended June 30, 2012 and 2011, respectively. An Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by any Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of June 30, 2012 and March 31, 2012, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	June 30, 2012	March 31, 2012
Graham Capital Management, L.P.	14%	17%
Capital Fund Management SA	37%	36%
Willowbridge Associates, Inc.	14%	12%
Eckhardt Trading Company	26%	24%
SandRidge Capital, L.P.	9%	11%

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. With the exception of CFM, the Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts over which they have been granted limited authority to make trading decisions. CFM directly trades a managed account in the Partnership’s name. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investment in the Funds as of June 30, 2012 and December 31, 2011. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed account in the Partnership’s name traded by CFM) and indirectly by each Fund separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2012 and December 31, 2011. As of June 30, 2012, the Partnership’s total capitalization was $20,787,317.

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$609,927	2.93%
Energy	206,692	0.99%
Grains	163,375	0.79%
Indices	281,684	1.36%
Interest Rates U.S.	305,095	1.47%
Interest Rates Non-U.S.	343,302	1.65%
Livestock	220,967	1.06%
Metals	171,709	0.83%
Softs	203,659	0.98%

Total	$2,506,410	12.06%

As of December 31, 2011, the Partnership’s total capitalization was $23,203,984. December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$677,467	2.92%
Energy	197,094	0.85%
Grains	107,413	0.46%
Indices	188,001	0.81%
Interest Rates U.S.	320,082	1.38%
Interest Rates Non-U.S.	334,486	1.44%
Livestock	468,606	2.02%
Metals	138,132	0.59%
Softs	182,559	0.79%

Total	$2,613,840	11.26%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of June 30, 2012 and December 31, 2011 and the highest and lowest value at any point and the average value during the three months ended June 30, 2012 and for the twelve months ended December 31, 2011. All open position trading risk exposures of the Partnership/Funds have been included in calculating the figures set forth below.

As of June 30, 2012, the Partnership’s total capitalization was $20,787,317. The Partnership’s Value at Risk for the portion of its assets that are traded directly by CFM using its Discus (1.5x Leverage) Program was as follows:

June 30, 2012

			Three months ended June 30, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$174,442	0.84%	$532,044	$114,727	$189,392
Energy	38,058	0.18%	113,979	30,897	34,239
Grains	49,209	0.24%	49,209	9,793	28,855
Indices	150,448	0.72%	150,448	55,191	93,296
Interest Rates U.S.	113,265	0.55%	121,350	12,158	94,963
Interest Rates Non -U.S.	220,413	1.06%	220,413	89,996	196,501
Livestock	2,775	0.01%	2,775	1,250	2,092
Metals	160,545	0.77%	286,415	81,094	125,573
Softs	43,503	0.21%	76,695	26,750	36,862

Total	$952,658	4.58%

*	Average of month-end Values at Risk.

As of December 31, 2011, the Partnership’s total capitalization was $23,203,984. The Partnership’s Value at Risk for the portion of its assets that are traded directly by CFM using its Discus (1.5x Leverage) Program was as follows:

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

As of June 30, 2012, Willowbridge Master’s total capitalization was $38,437,885. The Partnership owned approximately 7.7% of Willowbridge Master. As of June 30, 2012, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

June 30, 2012

			Three months ended June 30, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$533,769	1.39%	$704,270	$169,576	$501,272
Energy	566,200	1.47%	596,000	83,200	495,400
Grains	341,050	0.89%	341,050	24,700	254,550
Interest Rates U.S.	203,300	0.53%	718,900	30,000	364,400
Interest Rates Non-U.S.	515,078	1.34%	2,225,295	22,037	1,100,855
Metals	684,000	1.78%	990,000	50,000	558,000
Softs	96,900	0.25%	200,000	89,000	160,300

Total	$2,940,297	7.65%

*	Average of month-end Values at Risk.

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

As of June 30, 2012, Graham Master’s total capitalization was $106,588,946. The Partnership owned approximately 3.3% of Graham Master. As of June 30, 2012, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

June 30, 2012

			Three months ended June 30, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,034,533	2.85%	$3,227,588	$2,264,960	$3,079,626
Energy	1,532,873	1.44%	3,043,684	635,732	1,518,404
Grains	879,550	0.82%	1,212,104	705,478	788,998
Indices	3,943,012	3.70%	5,553,526	3,943,012	4,491,992
Interest Rates U.S.	1,433,725	1.35%	1,769,475	231,670	1,528,092
Interest Rates Non-U.S.	2,822,552	2.65%	5,195,527	2,822,552	4,191,009
Livestock	16,800	0.02%	19,200	2,400	18,000
Metals	2,422,720	2.27%	2,422,720	1,687,454	2,065,188
Softs	634,019	0.59%	901,259	634,019	731,969

Total	$16,719,784	15.69%

*	Average of month-end Values at Risk.

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

As of June 30, 2012, Eckhardt Master’s total capitalization was $20,339,001. The Partnership owned approximately 26.2% of Eckhardt Master. As of June 30, 2012, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:

June 30, 2012

			Three months ended June 30, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,123,074	5.52%	$1,330,124	$796,116	$1,083,105
Energy	49,900	0.25%	364,250	49,900	223,817
Grains	224,734	1.10%	224,734	123,258	166,394
Indices	412,447	2.03%	412,447	8,000	280,501
Interest Rates U.S.	349,925	1.72%	443,175	343,025	378,708
Interest Rates Non-U.S.	371,115	1.82%	923,168	371,115	645,514
Metals	138,611	0.68%	138,611	60,073	123,976
Softs	56,223	0.28%	64,200	5,800	42,074

Total	$2,726,029	13.40%

•	Average of month-end Values at Risk.

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

As of June 30, 2012, SandRidge Master’s total capitalization was $319,313,057. The Partnership owned approximately 0.6% of SandRidge Master. As of June 30, 2012, SandRidge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SandRidge for trading) was as follows:

June 30, 2012

			Three months ended June 30, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$10,229,638	3.20%	$10,229,638	$1,793,614	$6,068,146

Total	$10,229,638	3.20%

*	Average of month-end Values at Risk.

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

Item 4. Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934, (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the President and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

The General Partner is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s President and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. These controls include policies and procedures that:

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which CGM or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

CGM (together with Citigroup Inc. and its other subsidiaries, “Citigroup”) (formerly known as Salomon Smith Barney Inc.) is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. CGM is registered as a broker-dealer and futures commission merchant (“FCM”), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. CGM and its affiliates also provide investment banking and other financial services for clients worldwide.

There have been no material administrative, civil or criminal actions within the past five years against CGM or any of its individual principals and no such actions are currently pending, except as follows.

ENRON CORP.

Beginning in 2002, Citigroup, CGM and certain executive officers and current and former employees (along with, in many cases, other investment banks and certain Enron officers and directors, lawyers and/or accountants) were named as defendants in a series of individual and alleged class action lawsuits related to Enron.

The alleged securities class action and all remaining individual actions (other than actions brought as part of Enron’s Chapter 11 bankruptcy proceeding) were consolidated or coordinated in the United States District Court for the Southern District of Texas. The consolidated securities class action, brought on behalf of an alleged class of individuals who purchased Enron securities (NEWBY, ET AL. v. ENRON CORP., ET AL.), alleged violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10 and 20 of the Securities Exchange Act of 1934. Citigroup agreed to settle this action on June 10, 2005. Under the terms of the settlement, approved by the District Court on May 24, 2006, $2.18 billion was paid to an escrow account for the benefit of the settlement class, which consists of all purchasers of publicly traded equity and debt securities issued by Enron and Enron-related entities between September 9, 1997 and December 2, 2001. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

On August 27, 2007, the District Court for the Southern District of New York in IN RE ENRON CORP. reversed the rulings of the federal bankruptcy court that certain bankruptcy claims held by Citigroup transferees could be equitably subordinated or disallowed solely because of the alleged misconduct of Citigroup, and remanded for further proceedings.

On April 4, 2008, Citigroup announced an agreement to settle actions filed by Enron in its Chapter 11 bankruptcy proceedings seeking to recover payments to Citigroup as alleged preferences or fraudulent conveyances, to disallow or equitably subordinate claims of Citigroup and Citigroup transferees on the basis of alleged fraud, and to recover damages from Citigroup for allegedly aiding and abetting breaches of fiduciary duty. Under the terms of the settlement, approved by the Bankruptcy Court for the Southern District of New York on April 24, 2008, Citigroup made a pretax payment of $1.66 billion to Enron, and waived certain claims against Enron’s estate. Enron also allowed specified Citigroup-related claims in the bankruptcy proceeding, including all of the bankruptcy claims of parties holding approximately $2.4 billion of Enron credit-linked notes (“CLNs”), and released all claims against Citigroup. Citigroup separately agreed to settle an action brought by certain trusts that issued the CLNs in question, by the related indenture trustee and by certain holders of those securities. The amounts paid to settle these actions were covered by existing Citigroup litigation reserves.

On February 14, 2008, Citigroup agreed to settle CONNECTICUT RESOURCES RECOVERY AUTHORITY v. LAY, ET AL., an action brought by the Attorney General of Connecticut in connection with an Enron-related transaction; subsequently, the district court dismissed the case on March 5, 2008. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

Over the first two quarters of 2008, Citigroup agreed to settle the following cases, brought by clients of a single law firm in connection with the purchase and holding of Enron securities, and naming Citigroup as a third-party defendant: (1) AHLICH v. ARTHUR ANDERSEN, L.L.P.; (2) DELGADO v. FASTOW; (3) PEARSON v. FASTOW; (4) ROSEN v. FASTOW; (5) BULLOCK v. ARTHUR ANDERSEN, L.L.P.; (6) CHOUCROUN v. ARTHUR ANDERSEN, L.L.P.; (7) GUY v. ARTHUR ANDERSEN, L.L.P. (8) ADAMS v. ARTHUR ANDERSEN, L.L.P.; (9) JOSE v. ARTHUR ANDERSEN, L.L.P.; and (10) ODAM, ET AL., v. ENRON CORP., ET AL. The amount paid to settle these actions was covered by existing Citigroup litigation reserves.

On May 23, 2008, Citigroup agreed to settle SILVERCREEK MANAGEMENT INC., ET AL. v. SALOMON SMITH BARNEY, INC. ET AL., and SILVERCREEK MANAGEMENT INC., ET AL. v. CITIGROUP INC., ET AL., two actions brought by investors in Enron debt securities. The amount paid to settle this action was covered by existing Citigroup litigation reserves. On May 30, 2008, the Southern District of Texas approved Citigroup’s settlement of WESTPAC BANKING CORP. v. CITIBANK, N.A., an action arising out of an Enron-related credit derivative transaction between Citibank and the plaintiff. The amount paid to settle this action was covered by existing Citigroup litigation reserves. On July 9, 2008, Citigroup agreed to settle PUBLIC UTILITY DISTRICT NO. 1 OF SNOHOMISH COUNTY, WASHINGTON v. CITIGROUP, ET AL., an action brought by a utility in connection with alleged electricity overcharges by Enron. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

A number of other individual actions have been settled, including, on January 21, 2009, the parties settled VANGUARD BALANCED INDEX FUND, ET AL. v. CITIGROUP, ET AL., an action filed in 2003 in Pennsylvania state court by certain investment funds, and asserting claims under state securities and common law, arising out of plaintiffs’ purchase of certain Enron-related securities. The case had been coordinated with NEWBY (discussed above) until it was remanded to the United States District Court for the Eastern District of Pennsylvania in June 2008. Pursuant to the settlement, the case was voluntarily dismissed on February 4, 2009.

On May 14, 2009, a settlement agreement was executed among the parties in DK ACQUISITION PARTNERS, L.P., ET AL. v. J.P. MORGAN CHASE & CO., ET AL. and AVENUE CAPITAL MANAGEMENT II, L.P., ET AL. v. J.P. MORGAN CHASE & CO., ET AL. On June 3, 2009, a settlement agreement was executed among the parties in UNICREDITO ITALIANO, SpA, ET AL. v. J.P. MORGAN CHASE BANK, ET AL. The three actions, which were consolidated and pending trial in the United States District Court for the Southern District of New York, were brought against Citigroup and certain of its affiliates, and JPMorgan Chase and certain of its affiliates, in their capacity as co-agents on certain Enron revolving credit facilities. Pursuant to the settlements, the cases were dismissed with prejudice.

WORLDCOM, INC.

Beginning in 2002, Citigroup, CGM and certain executive officers and current and former employees were named as defendants — along with twenty-two other investment banks, certain current and former WorldCom officers and directors, and WorldCom’s former auditors — in a consolidated class action (IN RE WORLDCOM, INC. SECURITIES LITIGATION) brought on behalf of individuals and entities who purchased or acquired publicly traded securities of WorldCom between April 29, 1999 and June 25, 2002. The class settlement became final in March 2006.

Following the resolution of all other individual actions by settlements and other resolutions, one individual action remains pending on appeal in the Second Circuit, HOLMES, et al. v. GRUBMAN, et al., which was brought by an individual and entities who opted out of the WorldCom securities class action settlement. On October 13, 2006, this action was dismissed with prejudice by the District Court for the Southern District of New York. On June 3, 2009, the Second Circuit certified certain state law questions to be resolved by the Georgia Supreme Court, which has issued an opinion answering those questions. The Second Circuit has not yet decided the appeal. On June 23, 2010, the Second Circuit affirmed the dismissal of the remaining claims in HOLMES v. GRUBMAN. Petitioners-plaintiffs submitted a petition for certiorari to the United States Supreme Court seeking review of the decision of the Second Circuit, affirming dismissal of the action.

RESEARCH

Customer Class Actions

In March 2004, an alleged research-related customer class action alleging various state law claims arising out of the issuance of allegedly misleading research analyst reports concerning numerous issuers was filed against certain Citigroup affiliates in Illinois state court. On October 13, 2011, the court entered an order dismissing with prejudice all class-action claims asserted in the action on the ground that the Securities Litigation Uniform Standards Act of 1998 precludes those claims. The court granted leave for the alleged representative plaintiff to file an amended complaint asserting only his individual claims within 21 days. An amended complaint was not filed within the 21-day period. The alleged representative plaintiff has filed a notice of appeal from the court’s October 13, 2011 order.

Global Crossing, Ltd.

On or about January 28, 2003, lead plaintiff in a consolidated alleged class action in the United States District Court for the Southern District of New York (IN RE GLOBAL CROSSING, LTD. SECURITIES LITIGATION) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and its subsidiaries, which named as defendants, among others, Citigroup, CGM and certain executive officers and current and former employees, asserting claims under the federal securities laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with Global Crossing in connection with published investment research. On March 22, 2004, lead plaintiff amended its consolidated complaint to add claims on behalf of purchasers of the securities of Asia Global Crossing. The added claims asserted causes of action under the federal securities laws and common law in connection with CGM’s research reports about Global Crossing and Asia Global Crossing and for CGM’s roles as an investment banker for Global Crossing and as an underwriter in the Global Crossing and Asia Global Crossing offerings. The Citigroup-Related Defendants moved to dismiss all of the claims against them on July 2, 2004. The plaintiffs and the Citigroup-Related Defendants entered into a settlement agreement that was preliminarily approved by the Court on March 8, 2005, and was finally approved on June 30, 2005. The amount to be paid in settlement is covered by existing litigation reserves.

In addition, on or about January 27, 2004, the Global Crossing Estate Representative filed in the United States Bankruptcy Court for the Southern District of New York an adversary proceeding against Citigroup and several other financial institutions seeking to rescind the payment of a $1 billion loan made to a subsidiary of Global Crossing. The Citigroup-Related Defendants moved to dismiss the latter action on May 28, 2004, which motion remains pending. In addition, actions asserting claims against Citigroup and certain of its affiliates relating to CGM Global Crossing research reports are pending in numerous arbitrations around the country. On August 20, 2008, Plaintiff filed an amended complaint that narrowed the pending claims. Citigroup has yet to respond to the amended complaint.

Telecommunications Research Class Actions

Beginning in May 2002, Citigroup, CGM and certain executive officers and current and former employees were named as defendants in a series of alleged class action lawsuits and arbitration demands by purchasers of various securities, alleging violations of the federal securities laws, including Sections 10 and 20 of the Securities Exchange Act of 1934 for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research. The Citigroup research analyst reports concerned seven issuers: AT&T Corp. (“AT&T”), Winstar Communications, Inc., Level 3 Communications, Inc., Metromedia Fiber Network, Inc. (“MFN”), XO Communications, Inc., Williams Communications Group Inc., and Focal Communications, Inc. These alleged class actions were assigned to a single judge in the United States District Court for the Southern District of New York for coordinated proceedings. The court consolidated these actions into seven separate proceedings corresponding to the seven issuers of securities involved.

On January 6, 2005, the district court granted in part and denied in part Citigroup’s motion to dismiss the claims against it in the MFN action, In re SALOMON ANALYST METROMEDIA LITIGATION. On June 20, 2006, the district court certified the plaintiff class in the MFN action. The District Court’s class certification decision is on appeal in the United States Court of Appeals for the Second Circuit, and oral argument was held in January 2008. On September 30, 2008, the district court’s class certification decision was vacated on appeal by the United States Court of Appeals for the Second Circuit. On October 1, 2008, the parties reached a settlement pursuant to which Citigroup will pay $35 million to members of the settlement class that purchased or otherwise acquired MFN securities during the class period; the settlement was preliminarily approved by the district court on November 19, 2008. On February 27, 2009, the district court approved the class action settlement, and entered a final judgment dismissing the action with prejudice.

CREDIT-CRISIS-RELATED LITIGATION AND OTHER MATTERS

Citigroup and certain of its subsidiaries have been named as defendants in numerous legal actions and other proceedings asserting claims for damages and related relief for losses arising from the global financial credit and subprime-mortgage crisis that began in 2007. Such matters include, among other types of proceedings, claims asserted by: (i) individual investors and purported classes of investors in Citigroup’s common and preferred stock and debt, alleging violations of the federal securities laws; (ii) individual investors and purported classes of investors in, and issuers of, auction rate securities alleging violations of the federal securities and antitrust laws; (iii) counterparties to significant transactions adversely affected by developments in the credit and subprime markets; (iv) individual investors and purported classes of investors in securities and other investments underwritten, issued or marketed by Citigroup, including collateralized debt obligations (“CDOs”), mortgage-backed securities (“MBS”), auction-rate securities (“ARS”), investment funds, and other structured or leveraged instruments, that have suffered losses as a result of the credit crisis; (v) municipalities, related entities and individuals asserting public nuisance claims; and (vi) individual borrowers asserting claims related to their loans. These matters have been filed in state and federal courts across the country, as well as in arbitrations before the Financial Industry Regulatory Authority (“FINRA”) and other arbitration associations.

In addition to these litigations and arbitrations, Citigroup continues to cooperate fully in response to subpoenas and requests for information from the Securities and Exchange Commission (“SEC”), FINRA, the Federal Housing Finance Agency (“FHFA”, state attorneys general, the Department of Justice and subdivisions thereof, bank regulators, and other government agencies and authorities in connection with various formal and informal inquiries concerning Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis. These business activities include, but are not limited to, Citigroup’s sponsorship, packaging, issuance, marketing, servicing, and underwriting of CDOs and residential mortgage-backed securities (“RMBS”) and its origination, sale or other transfer, servicing, and foreclosure of residential mortgages.

On October 19, 2011, in connection with its industry wide investigation concerning CDO-related business activities, the SEC filed a complaint in the United States District Court for the Southern District of New York regarding Citigroup’s structuring and sale of the Class V Funding III CDO transaction (“Class V”), which alleged that CGM negligently misrepresented key deal terms of the Class V CDO. On the same day, the SEC and Citigroup announced a settlement of the SEC’s claims, subject to judicial approval, and the SEC filed a proposed final judgment pursuant to which Citigroup’s U.S. broker-dealer CGM agreed to disgorge $160 million, and pay $30 million in prejudgment interest and a $95 million penalty. On November 28, 2011, the district court issued an order refusing to approve the proposed settlement and ordering trial to begin on July 16, 2012. On December 15 and 19, 2011, respectively, the SEC and CGM filed notices of appeal from the district court’s November 28 order. On December 27, 2011, the United States Court of Appeals for the Second Circuit granted an emergency stay of further proceedings in the district court, pending the Second Circuit’s ruling on the SEC’s motion to stay the district court proceedings during the pendency of the appeals. On March 15, 2012, the Second Circuit granted a stay of the district court proceedings pending resolution of the appeals.

Federal and state regulators, including the SEC, also have served subpoenas or otherwise requested information related to Citigroup’s issuing, sponsoring, or underwriting of MBS. These inquiries include a subpoena from the Civil Division of the Department of Justice that Citigroup received on January 27, 2012.

Subprime Mortgage–Related Litigation and Other Matters

Beginning in November 2007, Citigroup and a number of current and former officers, directors, and employees have been named as defendants in numerous complaints brought by Citigroup shareholders, investors, counterparties and others concerning Citigroup’s activities relating to subprime mortgages, including Citigroup’s exposure to CDOs, MBS), and structured investment vehicles, Citigroup’s underwriting activity for subprime mortgage lenders, and Citigroup’s more general involvement in subprime- and credit-related activities.

Securities Actions: Citigroup has been named as a defendant in four alleged class actions filed in the United States District Court for the Southern District of New York. On August 19, 2008, these actions were consolidated under the caption IN RE CITIGROUP INC. SECURITIES LITIGATION. The consolidated amended complaint asserts claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of an alleged class of purchasers of Citigroup common stock from January 1, 2004 through January 15, 2009. On November 9, 2010, the district court issued an opinion and order dismissing all claims except those arising out of Citigroup’s exposure to CDOs for the time period February 1, 2007 through April 18, 2008. Fact discovery is underway. Plaintiffs have not yet quantified the alleged class’ alleged damages. During the alleged class period, as narrowed by the district court, the price of Citigroup’s common stock declined from $54.73 at the beginning of the period to $25.11 at the end of the period. (These share prices represent Citigroup’s common stock prices prior to its 1-for-10 reverse stock split, effective May 6, 2011.)

Citigroup and CGM have been named as defendants in two alleged class actions filed in the United States District Court for the Southern District of California, but since transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the Southern District of New York. In the consolidated action, lead plaintiffs assert claims on behalf of an alleged class of participants in Citigroup’s Voluntary Financial Advisor Capital Accumulation Plan from November 2006 through January 2009. On June 7, 2011, the district court granted defendants’ motion to dismiss the complaint and subsequently entered judgment. On November 14, 2011, the district court granted in part plaintiffs’ motion to alter or amend the judgment and granted plaintiffs leave to amend the complaint. On November 23, 2011, plaintiffs filed an amended complaint alleging violations of Section 12 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934. Defendants filed a motion to dismiss certain of plaintiffs’ claims on December 21, 2011.

On September 30 and October 28, 2008, Citigroup, certain Citigroup entities, certain current and former directors and officers of Citigroup and Citigroup Funding, Inc., and certain underwriters of Citigroup notes (including CGM) were named as defendants in two alleged class actions filed in New York state court but since removed to the United States District Court for the Southern District of New York. These actions allege violations of Sections 11, 12, and 15 of the Securities Act of 1933, as amended, arising out of forty-eight corporate debt securities, preferred stock, and interests in preferred stock issued by Citigroup and related issuers over a two-year period from 2006 to 2008. On December 10, 2008, these two actions were consolidated under the caption IN RE CITIGROUP INC. BOND LITIGATION, and lead plaintiff and counsel were appointed. On January 15, 2009, plaintiffs filed a consolidated class action complaint.

On March 13, 2009, defendants filed a motion to dismiss the complaint. On July 12, 2010, the district court issued an order and opinion granting in part and denying in part defendants’ motion to dismiss. The court’s order, among other things, dismissed plaintiffs’ claims under Section 12 of the Securities Act of 1933, as amended, but denied defendants’ motion to dismiss certain claims under Section 11 of that Act. A motion for partial reconsideration of the latter ruling in pending. On September 30, 2010, the district court entered a scheduling order in IN RE CITIGROUP INC. BOND LITIGATION. Fact discovery has commenced. On March 11, 2011, lead plaintiffs in IN RE CITIGROUP INC. BOND LITIGATION filed a motion seeking class certification. Plaintiffs have not yet quantified the alleged class’s alleged damages. Because of the preliminary stage of the proceedings, Citigroup cannot at this time estimate the possible loss or range of loss, if any, for this action or predict the timing of its eventual resolution.

Several institutions and sophisticated investors that purchased debt and equity securities issued by Citigroup and related issuers have also filed actions on their own behalf against Citigroup and certain of its subsidiaries in the Southern District of New York and the Court of Common Pleas for Philadelphia County. These actions assert claims similar to those asserted in the IN RE CITIGROUP INC. SECURITIES LITIGATION and IN RE CITIGROUP INC. BOND LITIGATION actions described above. Collectively, these investors seek damages exceeding $1 billion.

Underwriting Actions. Certain Citigroup affiliates have been named as defendants arising out of their activities as underwriters of securities in actions brought by investors in securities of issuers adversely affected by the credit crisis, including AIG, Fannie Mae, Freddie Mac, Ambac and Lehman, among others. These matters are in various stages of litigation. As a general matter, issuers indemnify underwriters in connection with such claims. In certain of these matters, however, Citigroup affiliates are not being indemnified or may in the future cease to be indemnified because of the financial condition of the issuer.

On September 28, 2011, the United States District Court for the Southern District of New York approved a stipulation of settlement with the underwriter defendants in IN RE AMBAC FINANCIAL GROUP, INC. SECURITIES LITIGATION and judgment was entered. A member of the settlement class has appealed the judgment to the United States Court of Appeals for the Second Circuit. On December 22, 2011, the underwriter defendants moved to dismiss the appeal.

Discrimination in Lending Actions. Two alleged class actions have been filed alleging claims of racial discrimination in mortgage lending under the Equal Credit Opportunity Act, the Fair Housing Act, and/or the Civil Rights Act. The first action, PUELLO, ET AL. v. CITIFINANCIAL SERVICES, INC., ET AL., was filed against Citigroup and its affiliates in the United States District Court for the District of Massachusetts. The second action, NAACP v. AMERIQUEST MORTGAGE CO., ET AL., was filed against one of Citigroup’s affiliates in the United States District Court for the Central District of California. In each action, defendants’ motions to dismiss have been denied. On September 21, 2009, the United States District Court for the Central District of California denied defendant CitiMortgage’s motion for summary judgment and granted its motion to strike the jury demand.

Counterparty and Investor Actions. Citigroup and certain of its subsidiaries have been named as defendants in actions brought in various state and federal courts, as well as in arbitrations, by counterparties and investors that claim to have suffered losses as a result of the credit crisis. Those actions include claims asserted by investors in CDO-related transactions, including Moneygram Payment Systems, Inc., which filed a lawsuit in Minnesota state court on October 26, 2011, alleging misstatements in connection with the sale of CDO securities. Additional actions asserting claims related to investments or participation in CDO-related transactions may be filed in the future.

Ambac. Counterparties to transactions involving CDOs, SIVs, credit default swaps (“CDS”), and other instruments related to investments in mortgage-backed securities have sued Citigroup on a variety of theories. On August 3, 2009, one such counterparty filed an action — AMBAC CREDIT PRODUCTS, LLC v. CITIGROUP INC., et al. — in New York Supreme Court, County of New York, alleging various claims including fraud and breach of fiduciary duty in connection with Citigroup’s purchase of CDS from Ambac as credit protection for a $1.95 billion super-senior tranche of a CDO structured by Citigroup, the underlying assets of which allegedly included subprime mortgage-backed securities. Ambac alleges, among other things, that Citigroup misrepresented the nature of the risks that were being transferred. On October 7, 2009, defendants filed a motion to dismiss the complaint. On June 7, 2010, in connection with a global settlement agreement between Ambac and Citigroup, the parties stipulated to a discontinuation with prejudice.

In August 2011, two Saudi nationals and related entities commenced a FINRA arbitration against CGM alleging $380 million in losses resulting from certain options trades referencing a portfolio of hedge funds and certain credit facilities collateralized by a private equity portfolio. CGM did not serve as the counterparty or credit facility provider in these transactions. In September 2011, CGM commenced an action in the United States District Court for the Southern District of New York seeking to enjoin the arbitration. Simultaneously with that filing, the Citigroup entities that served as the counterparty or credit facility provider to the transactions commenced actions in London and Switzerland for declaratory judgments of no liability.

RMBS Litigation and Other Matters

During the period 2005 through 2008, Citigroup affiliates (including both S&B and Consumer mortgage entities) sponsored approximately $91 billion in private-label mortgage-backed securitization transactions, of which approximately $35 billion remained outstanding at September 30, 2011. Losses to date on these issuances are estimated to be approximately $9.3 billion. From time to time, investors or other parties to such securitizations have contended, or may in the future contend, that Citigroup affiliates involved in the securitizations are responsible for such losses because of misstatements or omissions in connection with the issuance and underwriting of the securities, breaches of representations and warranties with respect to the underlying mortgage loans, or for other reasons. Beginning in July 2010, several investors, including Cambridge Place Investment Management, The Charles Schwab Corporation, the Federal Home Loan Bank of Chicago, the Federal Home Loan Bank of Indianapolis, Allstate Insurance Company, the Federal Home Loan Bank of Boston, the Union Central Life Insurance Co., Ameritas Life Insurance Corp., and Acacia Life Insurance Co. and affiliated entities have filed lawsuits against Citigroup and certain of its affiliates alleging actionable misstatements or omissions in connection with the issuance and underwriting of residential mortgage-backed securities. As a general matter, plaintiffs in these actions are seeking rescission of their investments or other damages. These actions, which are in their early procedural stages, allege claims against Citigroup and certain of its affiliates in connection with approximately $1.5 billion of residential mortgage-backed securities. Because these proceedings are in their preliminary stages, Citigroup cannot at this time estimate the possible loss or range of loss, if any, for these actions or predict the timing of their eventual resolution. Other purchasers of MBS or CDOs sold or underwritten by Citigroup affiliates have threatened to file lawsuits asserting similar claims, some of which Citigroup has agreed to toll pending further discussions with these investors.

On July 14, 2011, plaintiff filed an amended complaint in FEDERAL HOME LOAN BANK OF INDIANAPOLIS v. BANC OF AMERICA MORTGAGE SECURITIES, INC., ET AL., which no longer names Citigroup or any of its affiliates as defendants.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”) filed four lawsuits against Citigroup and certain of its subsidiaries alleging actionable misstatements or omissions in connection with the issuance and/or underwriting of RMBS. The FHFA has asserted similar claims against numerous other financial institutions. The FHFA seeks rescission of investments made by Fannie Mae and Freddie Mac, and/or other damages.

On September 9, 2011, the Western & Southern Life Insurance Company and other entities filed an amended complaint against CGM, as well as other financial institutions, alleging actionable misstatements or omissions in connection with the sale of residential mortgage-backed securities. In addition, other purchasers of residential mortgage-backed securities sold or underwritten by Citigroup affiliates have threatened to file lawsuits asserting similar claims, some of which Citigroup has agreed to toll pending further discussions with those investors.

Given the continued and increased focus on mortgage-related matters, as well as the increasing level of litigation and regulatory activity relating to mortgage loans and mortgage-backed securities, the level of inquiries and assertions respecting securitizations may further increase. These inquiries and assertions could lead to actual claims for breaches of representations and warranties, or to litigation relating to such breaches or other matters.

Auction Rate Securities–Related Litigation and Other Matters

Beginning in March 2008, Citigroup and certain of its subsidiaries have been named as defendants in numerous actions and proceedings brought by Citigroup shareholders and customers concerning ARS. In addition to those matters described below, these have included, among others, numerous arbitrations filed by customers of Citigroup and its subsidiaries seeking damages in connection with investments in ARS, which are in various stages of proceedings, and a derivative action filed against certain Citigroup officers and directors, which has been dismissed. A committee of Citigroup’s Board of Directors is reviewing a demand sent to the Board following the dismissal of the derivative action.

Securities Actions. Beginning in March 2008, Citigroup, CGM and their affiliates and certain current and former officers, directors, and employees, have been named as defendants in several individual and alleged class action lawsuits related to ARS. These have included, among others: (i) numerous lawsuits and arbitrations filed by customers of Citigroup and its affiliates seeking damages in connection with investments in ARS; (ii) a consolidated alleged class action asserting claims for federal securities violations, which has been dismissed and is now pending on appeal; (iii) two alleged class actions asserting violations of Section I of the Sherman Act, which have been dismissed and are now pending on appeal; and (iv) a derivative action filed against certain Citigroup officers and directors, which has been dismissed. In addition, based on an investigation, report and recommendation from a committee of Citigroup’s Board of Directors, the Board refused a shareholder demand that was made after dismissal of the derivative action.

Hansen Beverage Co. v. Citigroup Inc., et al. On July 11, 2008, a complaint was filed against Citigroup, CGM and Smith Barney, alleging violations of Sections 10 and 20 of the Securities Exchange Act of 1934 and the Investment Advisers Act arising out of plaintiff’s investment in ARS. On September 22, 2008, the Citigroup defendants filed a motion to compel arbitration, which was granted on October 10, 2008. A motion to reconsider the district court’s decision was denied on October 21, 2008. This action is currently stayed, pending arbitration.

Antitrust Actions. MAYOR & CITY COUNCIL OF BALTIMORE, MARYLAND v. CITIGROUP INC., ET AL. and RUSSELL MAYFIELD, ET AL. v. CITIGROUP INC., ET AL., are lawsuits filed in the Southern District of New York on behalf of a purported class of ARS issuers and investors, respectively, against Citigroup, CGM and various other financial institutions. In these actions, plaintiffs allege violations of Section 1 of the Sherman Act arising out of defendants’ alleged conspiracy to artificially restrain trade in the ARS market. On January 15, 2009, defendants filed motions to dismiss the complaints in these actions. On January 26, 2010, both actions were dismissed. The actions are now pending on appeal.

Governmental and Regulatory Matters. On August 7, 2008, Citigroup and certain of its subsidiaries reached a settlement with the New York Attorney General, the Securities and Exchange Commission, and other state regulatory agencies, pursuant to which Citigroup agreed to offer to purchase at par ARS that are not auctioning from all Citigroup individual investors, small institutions (as defined in by the terms of the settlement), and charities that purchased ARS from Citigroup prior to February 11, 2008. In addition, Citigroup agreed to pay a $50 million fine to the State of New York and a $50 million fine to the other state regulatory agencies.

Citigroup and certain of its affiliates are also subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to auction rate securities. Citigroup and its affiliates are cooperating fully and are engaged in discussions on these matters.

Arbitrations. In addition to the various lawsuits discussed above, several arbitrations are pending against Citigroup and certain of its affiliates relating to ARS investments.

ASTA/MAT and Falcon–Related Litigation and Other Matters

ASTA/MAT and Falcon were alternative investment funds managed and marketed by certain Citigroup affiliates that allegedly suffered substantial losses during the credit crisis. The SEC is investigating the management and marketing of the ASTA/MAT and Falcon funds. Citigroup is cooperating fully with the SEC’s inquiry.

In addition, numerous investors in ASTA/MAT have filed lawsuits or arbitrations against Citigroup seeking recoupment of their alleged losses. Although many of these investor disputes have been resolved, others remain pending. In April 2011, a FINRA arbitration panel awarded two ASTA/MAT investors $54 million in damages and attorneys’ fees, including punitive damages, against Citigroup. In December 2011, the United States District Court for the District of Colorado entered an order confirming the FlNRA panel’s award. Citigroup has filed a notice of appeal to the 10th Circuit Court of Appeals.

Arbitrations: In addition to the various lawsuits discussed above, several arbitrations are pending against Citigroup and certain of its affiliates relating to ASTA/MAT investments. On April 11, 2011, a FINRA arbitration panel in Denver awarded $54 million in damages and attorneys’ fees, including punitive damages, to claimants Jerry Murdock Jr. and Gerald Hosier arising out of their alleged losses in the ASTA/MAT and other funds.

Governmental and Regulatory Matters. Citigroup and certain of its affiliates are subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to the marketing and management of the Falcon and ASTA/MAT funds. Citigroup and its affiliates are cooperating fully and are engaged in discussions on these matters.

ADELPHIA COMMUNICATIONS CORPORATION

On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation against certain lenders and investment banks, including CGM, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the “Citigroup Parties”). The complaint alleged that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act, the Bankruptcy Code, and common law. It sought an unspecified amount of damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia, asserting additional statutory and common law claims. In June 2004, motions to dismiss were filed with respect to the complaints of the two committees. Those motions were decided by the bankruptcy court, and were granted in part and denied in part. The district court affirmed in part and reversed in part the bankruptcy court’s decision. The Adelphia Recovery Trust (“ART”), which replaced the committees as the plaintiff in the action, filed an amended complaint on behalf of the Adelphia Estate, consolidating the two prior complaints; motions to dismiss the amended complaint and answers were filed. The district court granted in part and denied in part the defendants’ motions to dismiss the consolidated complaint. The ART’s appeal to the Second Circuit from that partial dismissal is pending. Before the district court, the parties are briefing summary judgment. On September 22, 2010, the ART agreed in principle to settle its claims against numerous pre-petition lenders and investment banks, including Citigroup, in the action entitled ADELPHIA RECOVERY TRUST v. BANK OF AMERICA N.A., ET AL., 05 Civ. 9050 (S.D.N.Y.). The agreement in principle is subject to execution of a final settlement agreement and court approval.

In addition, CGM is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also assert claims against Citigroup Inc. and Citibank, N.A. All of the complaints allege violations of federal securities laws, and certain of the complaints also allege violations of state securities laws and the common law. The complaint seeks unspecified damages. In December 2003, a second amended complaint was filed and consolidated before the same judge of the United States District Court for the Southern District of New York. In February 2004, motions to dismiss the class and individual actions pending in the United States District Court for the Southern District of New York were filed. In May and July of 2005, the United States District Court for the Southern District of New York granted motions to dismiss several claims, based on the running of applicable statute of limitations, asserted in the alleged class and individual actions being coordinated under IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION. With the exception of one individual action that was dismissed with prejudice, the court granted the alleged class and individual plaintiffs leave to re-plead certain of those claims the court found to be time-barred. Without admitting any liability, CGM and numerous other financial institution defendants settled IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION for a total of $250 million, and the settlement was approved in November 2006. Two of the additional remaining individual complaints have been settled. Following settlements of the class action, which is pending appeal, and other individual actions, two cases remain outstanding. The Second Circuit is considering whether the plaintiff in one has proper standing to sue. In September 2007, motions to dismiss in the other case were granted in part and denied in part.

IPO SECURITIES LITIGATION

In April 2002, consolidated amended complaints were filed against CGM and other investment banks named in numerous alleged class actions filed in the United States District Court for the Southern District of New York, alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934) with respect to the allocation of shares for certain initial public offerings, related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports.

Defendants’ motion to dismiss was denied. On October 13, 2004, the court granted in part the motion to certify class actions for six focus cases in the securities litigation. CGM is not a defendant in any of the six focus cases. In December 2006, the United States Court of Appeals for the Second Circuit reversed the district court and held that the classes could not be certified. Plaintiffs filed a petition for rehearing in January 2007; that petition was denied, and the case was remanded to the lower court. Plaintiffs filed amended pleadings in August 2007 and a new motion for class certification in September 2007. Defendants moved to dismiss the amended pleadings in November 2007 and filed an opposition to the new motion for class certification in December 2007. On March 26, 2008, the United States District Court for the Southern District of New York denied in part and granted in part Defendants’ motions to dismiss the amended complaints. Following mediation, a settlement in principle was reached, subject to negotiation of definitive documentation and court approval. On June 10, 2009, the district court entered an order preliminarily approving the proposed settlement of this matter and scheduling a hearing to determine whether the proposed settlement should be finally approved. In October 2009, the district court entered an order granting final approval of the settlement.

IPO ANTITRUST LITIGATION

Beginning in March 2001, several alleged class actions that were later consolidated into a single class action were filed in the Southern District of New York against CGM and other investment banks, alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. A separate alleged class action was filed against the same underwriter defendants as well as certain institutional investors alleging commercial bribery claims under the Robinson Patman Act arising out of similar allegations regarding IPO allocation conduct. On November 3, 2003, the district court granted CGM’s motion to dismiss the consolidated amended complaint in the antitrust case and the Robinson Patman complaint. Plaintiffs thereafter appealed the district court’s order dismissing the two actions. On September 28, 2005, the Second Circuit vacated the district court’s decision and ordered the cases remanded to the district court. In December 2006, the United States Supreme Court granted the underwriter defendants’ petition for certiorari to review the Second Circuit’s decision and set oral argument for March 2007.

On April 6, 2007, the Second Circuit panel that reversed the district court’s class certification decision denied plaintiffs’ petition for rehearing. The companion petition for rehearing en banc remains pending before the Second Circuit. On June 18, 2007, the United States Supreme Court ruled that the securities law precludes application of the antitrust laws to the claims asserted by plaintiffs, effectively terminating the litigation.

WAGE & HOUR EMPLOYMENT ACTIONS

Numerous financial services firms, including Citigroup and its affiliates, were named in alleged class actions alleging that certain present and former employees in California were entitled to overtime pay under state and federal laws; were subject to certain allegedly unlawful deductions under state law; or were entitled to reimbursement for employment related expenses incurred by them. The first of these class actions filed in the Fall of 2004 in the United States District Court for the Northern District of California, BAHRAMIPOUR v. CITIGROUP GLOBAL MARKETS INC., sought damages and injunctive relief on behalf of an alleged class of California employees. Similar complaints have been subsequently filed against CGM on behalf of certain statewide or nationwide alleged classes in (i) the United States District Courts for the Southern District of New York, the District of New Jersey, the Eastern District of New York, the District of Massachusetts, and the Middle District of Pennsylvania; and (ii) the New Jersey Superior Court. Without admitting any liability, CGM reached an agreement in principle, which is subject to court approval, to a nationwide settlement for up to approximately $98 million of various class actions asserting violations of state and federal laws relating to overtime and violations of various state laws relating to alleged unlawful payroll deductions. Additional alleged class action lawsuits alleging a variety of violations of state and federal wage and hour laws have been filed against various other Citigroup businesses.

MUTUAL FUNDS LITIGATION

Citigroup and certain of its affiliates were named in several class action litigations in various federal District Courts arising out of alleged violations of the federal securities laws, including the Investment Company Act, and common law (including breach of fiduciary duty and unjust enrichment). The claims concern practices in connection with the sale of mutual funds, including allegations involving market timing, revenue sharing, incentive payments for the sale of proprietary funds, undisclosed breakpoint discounts for the sale of certain classes of funds, inappropriate share class recommendations and inappropriate fund investments. The litigations involving market timing have been consolidated under the Multi District rules in the United States District Court for the District of Maryland (the “MDL action”), and the litigations involving revenue sharing, incentive payment and other issues were filed in the United States District Court for the Southern District of New York. The plaintiffs in these litigations generally seek unspecified compensatory damages, recessionary damages, injunctive relief, costs and fees. In the principal cases concerning revenue sharing, incentive payment and other issues, the lead plaintiff filed a consolidated and amended complaint on December 15, 2004. Citigroup defendants’ motion to dismiss the consolidated complaint was substantially granted; a motion to dismiss the remaining claim was filed. Several derivative actions and class actions were also dismissed against Citigroup defendants in the MDL action (the class actions were dismissed with leave to replead state law claims of unjust enrichment). Issues in the mutual-fund industry continue to receive scrutiny by various government regulators and SROs. CGM reached an agreement in principle with the NYSE to settle a matter related to its market-timing practices prior to September 2003.

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

FINRA SETTLEMENTS

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

On May 22, 2012, FINRA announced its acceptance of an AWC in which CGM, without admitting or denying the findings, consented to the entry of the AWC and a fine and censure of $3.5 million. FINRA found that, in connection with several RMBS issued between January 2006 and October 2007 and underwritten by CGM, certain mortgage performance information posted to a website used for the offerings was inaccurate. In addition, FINRA found that certain of CGM’s supervisory and documentation practices with respect to pricing, independent price verification and margin calls were insufficient in 2007. The charges included failure to supervise, failure to observe high standards of commercial honor and just and equitable principles of trade, and books and records violations.

TERRA FIRMA LITIGATION

In December 2009, plaintiffs, general partners of two related private equity funds, filed a complaint in New York state court, subsequently removed to the Southern District of New York, against certain Citigroup affiliates. Plaintiffs allege that during the May 2007 auction of the music company EMI, Citigroup, as advisor to EMI and as a potential lender to plaintiffs’ acquisition vehicle Maltby, fraudulently or negligently orally misrepresented the intentions of another potential bidder regarding the auction. Plaintiffs alleged that, but for the oral misrepresentations, Maltby would not have acquired EMl for approximately £4.2 billion. Plaintiffs further alleged that, following the acquisition of EMI, certain Citigroup entities tortiously interfered with plaintiffs’ business relationship with EMI. Plaintiffs sought billions of dollars in damages. On September 15, 2010, the district court issued an order granting in part and denying in part Citigroup’s motion for summary judgment. Plaintiffs’ claims for negligent misrepresentation and tortious interference were dismissed. On October 18, 2010, a jury trial commenced on plaintiffs’ remaining claims for fraudulent misrepresentation and fraudulent concealment. The court dismissed the fraudulent concealment claim before sending the case to the jury. On November 4, 2010, the jury returned a verdict on the fraudulent misrepresentation claim in favor of Citigroup. Judgment dismissing the complaint was entered on December 9, 2010. Plaintiffs have appealed the judgment as to the negligent misrepresentation claim, the fraudulent concealment claim and the fraudulent misrepresentation claim.

OTHER MATTERS

Lehman Brothers Bankruptcy Proceedings. On March 18, 2011, Citigroup and certain of its subsidiaries were named as defendants in an adversary proceeding captioned LEHMAN BROTHERS INC. v. CITIBANK, N.A., ET AL. In the complaint, which asserts claims under federal bankruptcy and state law, the Securities Investor Protection Act Trustee alleges that a $1 billion cash deposit that Lehman Brothers Inc. (“LBI”), the broker dealer subsidiary of Lehman Brothers Holdings Inc. (“LBHI”), placed with Citibank prior to the commencement of liquidation proceedings should be returned to the bankruptcy estate, that Citibank’s setoff against the $1 billion deposit to satisfy its claims against LBI should be set aside, and that approximately $342 million in additional deposits by LBI currently held by Citibank and its affiliates should be returned to the estate. Citigroup has moved to dismiss the adversary complaint.

On September 15, 2008, LBHI subsidiary Lehman Brothers International (Europe) (“LBIE”) entered administration under English law. Since that time, Citigroup and certain of its subsidiaries have held as custodians approximately $2 billion of proprietary assets and cash of LBIE. During the course of LBIE’s administration, Citigroup and certain of its subsidiaries asserted a contractual right to retain the proprietary assets and cash as security for amounts owed to Citigroup and certain of its subsidiaries by LBIE and its affiliates (including LBHI and LBI), a right that the administrators for LBIE disputed. On June 28, 2011, Citigroup and certain of its subsidiaries entered into a settlement agreement with LBIE resolving the parties’ disputes with respect to LBIE’s proprietary assets and cash held by Citigroup and certain of its subsidiaries as custodians. Under the terms of the settlement, Citigroup and certain of its subsidiaries will return LBIE’s proprietary assets and cash and release all claims in respect of those assets and cash in exchange for releases, the payment of fees, and preservation of certain claims asserted by Citigroup and certain of its subsidiaries in LBIE’s insolvency proceedings in the United Kingdom.

27001 Partnership, et al. v. BT Securities Corp., et al.: In December 2004, 46 individual purchasers of 10-1/2% Senior Subordinated Notes (the “Notes”) issued in 1995 in connection with the leveraged recapitalization of Bruno’s Inc. sued the underwriters of the Notes, including Salomon Brothers, Inc., together with Bruno’s auditors, in Alabama state court. Plaintiffs brought state law claims arising out of, among other things, alleged material misrepresentations and omissions in the Prospectus issued in connection with the offering. The case was filed following the prior dismissal, after years of motion practice, of a lawsuit brought in April 2000 by the investment advisor to these 46 plaintiffs on behalf of its clients, which alleged identical claims against defendants. Plaintiffs allege that they purchased $190 million of the Notes and seek compensatory damages, punitive damages, attorneys’ fees and costs. After the commencement of the case in 2004, the parties engaged in extensive procedural motion practice, which resulted in the dismissal of several defendants on October 14, 2005. On August 25, 2009, 27001 PARTNERSHIP

was consolidated with W.R. HUFF ASSET MANAGEMENT CO., LLC v. KOHLBERG KRAVIS ROBERTS & CO., L.P., also pending in the Circuit Court of Jefferson County, Alabama. The circuit court further held that the parties in 27001 PARTNERSHIP are to provide certain discovery materials to the parties in W.R. HUFF ASSET MANAGEMENT, but that the two cases would be tried separately. On September 18, 2009, defendants Salomon Brothers, Inc. and Chemical Securities, Inc. moved for summary judgment. On September 18, 2009, plaintiffs moved for partial summary judgment. In January 2010, prior to trial, the Citigroup subsidiaries and affiliates (the “Citigroup Defendants”) entered into a settlement conditioned on court approval. On March 24, 2010, pursuant to the settlement agreement, the Alabama state court entered an Order of Final Judgment and Dismissal and bar order, dismissing the Citigroup Defendants from the Bruno’s actions with prejudice.

W.R. Huff Asset Management Co., LLC v. Kohlberg Kravis Roberts & Co., L.P. In August 1999, W. R. Huff Asset Management Co., LLC filed this lawsuit (the “KKR Case”) on behalf of its clients who purchased 101/2% Senior Subordinated Notes issued in 1995 in connection with the leveraged recapitalization of Bruno’s, Inc. The case was filed in Alabama state court against Robinson Humphrey Co. LLC, which served as financial advisor to Bruno’s in connection with the leveraged recapitalization (and which later became a fully owned subsidiary of Salomon Smith Barney) and others. The KKR Case arises out of the same transaction at issue in 27001 PARTNERSHIP, ET AL. v. BT SECURITIES CORP., ET AL. (the “BT Securities Case” described above). The allegations and potential exposure in the KKR Case and BT Securities Case are similar, with plaintiffs seeking compensatory damages, punitive damages, attorneys’ fees, costs and pre-judgment interest in an amount they allege to be between approximately $250 million and $750 million. After years of motion practice over jurisdictional issues, on April 29, 2009, the Court of Appeals for the Eleventh Circuit affirmed the district court’s order allowing Huff to amend its complaint to substitute the same 46 individual noteholders named as plaintiffs in the BT Securities Case as plaintiffs in the KKR Case, resulting in remand of the case to Alabama state court. Defendants’ motion to strike the Fourth Amended Complaint and plaintiffs’ motion to consolidate the BT Securities and KKR Cases are pending. On August 6, 2009, the Circuit Court of Jefferson County, Alabama granted defendant Robinson Humphrey Co. LLC’s motion to strike the Fourth Amended Complaint on statute of limitations grounds, thereby dismissing Robinson Humphrey Co. LLC from the case. On August 25, 2009, the case was consolidated with 27001 PARTNERSHIP for discovery purposes but not for trial. In January 2010, prior to trial, the Citigroup defendants entered into a settlement conditioned on court approval.

Terra Securities ASA Konkursbo, et al. v. Citigroup Inc., et al. On August 10, 2009, Norwegian securities firm Terra Securities ASA Konkursbo and seven Norwegian municipalities filed a complaint in the United States District Court for the Southern District of New York against Citigroup, CGM and Citigroup Alternative Investments LLC. The complaint asserts, among other things, claims under Sections 10 and 20 of the Securities Exchange Act of 1934 and state law arising out of the municipalities’ investment in certain notes. Plaintiffs allege that, among other things, the municipalities invested in the notes after receiving purportedly false and materially misleading marketing materials that were allegedly prepared by defendants. On October 7, 2009, defendants filed a motion to dismiss.

Tribune Company Bankruptcy. Certain Citigroup entities have been named as defendants in adversary proceedings related to the Chapter 11 cases of Tribune Company (“Tribune”) pending in the U.S. Bankruptcy Court for the District of Delaware. The complaints set forth allegations arising out of the approximately $11 billion leveraged buyout (“LBO”) of Tribune in 2007. With respect to Citigroup, the complaints allege claims relating to Citigroup’s role as lender and advisor to Tribune in connection with the LBO and seek to avoid, recover, subordinate or disallow payments on LBO debt, as well as approximately $57 million in lender and advisory fees received by Citigroup and certain of its subsidiaries in connection with the LBO. The complaints also assert claims of aiding and abetting breaches of fiduciary duty by Tribune management as well as professional malpractice. The complaints have been stayed by court order pending a confirmation hearing on competing plans of reorganization. If confirmed, the plan proposed by the Debtors and others, and supported by Citigroup, would settle all claims relating to Citigroup’s role as lender. On February 11, 2011, Tribune and its debtor subsidiaries announced that most classes of voting creditors overwhelmingly approved the Debtors’ plan. The confirmation hearing before the Bankruptcy Court commenced on March 8, 2011. The parties completed their evidentiary presentations on April 12, 2011. The Bankruptcy Court confirmation hearing concluded on June 27, 2011. On October 31, 2011, the bankruptcy court denied confirmation of both the competing plans. A third amended plan of reorganization was then proposed, and confirmation proceedings are expected to take place in 2012. Certain Citigroup entities have been named as defendants in two actions brought by creditors of Tribune alleging state law constructive fraudulent conveyance claims relating to the Tribune LBO. These actions have been stayed pending confirmation of a plan of reorganization.

Asset Repurchase Matters. Beginning in March 2010, various regulators have made inquiries regarding the accounting treatment of certain repurchase transactions. Citigroup is cooperating fully with these inquiries.

Additionally, beginning in April 2011, a number of purported class actions and other private civil suits were filed in various courts against banks that served on the LIBOR panel and their affiliates, including certain Citigroup subsidiaries. The actions, which assert various federal and state law claims relating to the setting of LIBOR, have been consolidated into a multidistrict litigation proceeding before Judge Buchwald in the Southern District of New York.

In the course of its business, CGM, as a major futures commission merchant and broker-dealer, is a party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of CGM. GCM may establish reserves from time to time in connections with such actions. Additional lawsuits containing claims similar to those described above may be filed in the future.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 – April 30, 2012	111.2583	$1,489.26	N/A	N/A
May 1, 2012 – May 31, 2012	106.7748	$1,568.66	N/A	N/A
June 1, 2012 – June 30, 2012	380.8539	$1,495.09	N/A	N/A
	598.8870	$1,507.12

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

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

Diversified Multi-Advisor Futures Fund L.P. II

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date: August 14, 2012

By:	/s/ Damian George
Damian George
Chief Financial Officer
(Principal Accounting Officer)

Date: August 14, 2012