Form 10-Q
period 2012-09-30
DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P. II
filed 2012-11-14
CIK 923660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes           No  X

As of October 31, 2012, 13,318.4824 Limited Partnership Redeemable Units were outstanding.

DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P. II

FORM 10-Q

PART I

Item 1. Financial Statements

Diversified Multi-Advisor Futures Fund L.P. II

Statements of Financial Condition

	(Unaudited) September 30, 2012	December 31, 2011
Assets:
Investment in Funds, at fair value	$13,436,073	$14,562,030
Equity in trading account:
Cash	6,232,496	7,526,677
Cash margin	1,233,651	1,290,400
Net unrealized appreciation on open futures contracts	78,430	163,388
Net unrealized appreciation on open forward contracts	—	95,709

Total trading equity	20,980,650	23,638,204
Interest receivable	307	—

Total assets	$20,980,957	$23,638,204

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$46,524	$—
Accrued expenses:
Brokerage fees	104,672	118,192
Management fees	34,560	38,986
Other	94,226	128,648
Redemptions payable	92,414	148,394

Total liabilities	372,396	434,220

Partners’ Capital:
General Partner, 196.3844 unit equivalents at September 30, 2012 and December 31, 2011	296,374	308,746
Limited Partners, 13,459.3814 and 14,562.9818 Redeemable Units outstanding at September 30, 2012 and December 31, 2011, respectively	20,312,187	22,895,238

Total partners’ capital	20,608,561	23,203,984

Total liabilities and partners’ capital	$20,980,957	$23,638,204

Net asset value per unit	$1,509.15	$1,572.15

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P. II

Condensed Schedule of Investments

September 30, 2012

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	90	$(32,820)	(0.16)%
Energy	10	24,939	0.12
Grains	33	(22,149)	(0.11)
Indices	51	(24,413)	(0.12)
Interest Rates Non-U.S.	220	89,651	0.44
Interest Rates U.S.	212	60,519	0.29
Metals	10	7,495	0.04

Total futures contracts purchased		103,222	0.50

Futures Contracts Sold
Currencies	7	5,975	0.03
Energy	11	(23,570)	(0.11)
Livestock	4	150	0.00 *
Softs	23	(7,347)	(0.04)

Total futures contracts sold		(24,792)	(0.12)

Unrealized Appreciation on Open Forward Contracts
Metals	316	1,840,000	8.93

Total unrealized appreciation on open forward contracts		1,840,000	8.93

Unrealized Depreciation on Open Forward Contracts
Metals	300	(1,886,524)	(9.15)

Total unrealized depreciation on open forward contracts		(1,886,524)	(9.15)

Investment in Funds
CMF Willowbridge Argo Master Fund L.P.		3,255,945	15.80
CMF Graham Capital Master Fund L.P.		2,908,726	14.11
CMF Eckhardt Master Fund L.P.		5,566,048	27.01
CMF Sandridge Master Fund L.P.		1,705,354	8.27

Total Investment in Funds		13,436,073	65.19

Net fair value		$13,467,979	65.35%

*	Due to rounding.

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

Diversified Multi-Advisor Futures Fund L.P. II

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Investment Income:
Interest income	$992	$246	$2,588	$1,895
Interest income from investment in Funds	1,700	497	4,380	4,766

Total investment income (loss)	2,692	743	6,968	6,661

Expenses:
Brokerage fees including clearing fees	349,621	423,947	1,104,786	1,304,442
Management fees	106,374	126,876	331,072	384,835
Other	7,696	49,067	110,011	152,812

Total expenses	463,691	599,890	1,545,869	1,842,089

Net investment income (loss)	(460,999)	(599,147)	(1,538,901)	(1,835,428)
Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	269,590	1,958,521	(393,936)	3,056,780
Net realized gains (losses) on investment in Funds	484,619	(437,251)	1,535,906	588,835
Change in net unrealized gains (losses) on open contracts	(154,195)	263,874	(227,191)	(252)
Change in net unrealized gains (losses) on investments in Funds	64,812	133,765	(280,043)	(705,835)

Total trading results	664,826	1,918,909	634,736	2,939,528

Net income (loss)	203,827	1,319,762	(904,165)	1,104,100
Redemptions — Limited Partners	(382,583)	(470,713)	(1,691,258)	(1,774,212)

Net increase (decrease) in Partners’ Capital	(178,756)	849,049	(2,595,423)	(670,112)
Partners’ Capital, beginning of period	20,787,317	24,230,196	23,203,984	25,749,357

Partners’ Capital, end of period	$20,608,561	$25,079,245	$20,608,561	$25,079,245

Net asset value per unit (13,655.7658 and 15,157.2566 units outstanding at September 30, 2012 and 2011, respectively)	$1,509.15	$1,654.60	$1,509.15	$1,654.60

Net income (loss) per unit*	$14.06	$85.51	$(63.00)	$68.19

Weighted average units outstanding	13,805.8208	15,359.9945	14,276.7984	15,715.7358

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

September 30, 2012

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

As of September 30, 2012, all trading decisions are made for the Partnership by Capital Fund Management S.A. (“CFM”), Graham Capital Management L.P. (“Graham”), Willowbridge Associates Inc. (“Willowbridge”), Eckhardt Trading Company (“Eckhardt”) and SandRidge Capital L.P. (“SandRidge”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to CFM directly, whereas the Partnership invests the portion of its assets allocated to each of the other Advisors indirectly through investments in master funds.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of its initial capital contribution and profits or losses, if any, net of distributions.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2012 and December 31, 2011, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2012 and 2011. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2011.

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

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

September 30, 2012

(Unaudited)

2. Financial Highlights:

Changes in the net asset value per unit for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net realized and unrealized gains (losses) *	$22.12	$96.92	$(32.71)	$101.91
Interest income	0.19	0.05	0.49	0.41
Expenses **	(8.25)	(11.46)	(30.78)	(34.13)

Increase (decrease) for the period	14.06	85.51	(63.00)	68.19
Net asset value per unit, beginning of period	1,495.09	1,569.09	1,572.15	1,586.41

Net asset value per unit, end of period	$1,509.15	$1,654.60	$1,509.15	$1,654.60

*	Includes brokerage fees.

**	Excludes brokerage fees.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011*****	2012	2011*****
Ratios to average net assets: ***
Net investment income (loss)	(8.7)%	(9.5)%	(9.3)%	(9.6)%
Incentive fees	—%	—%	—%	—%

Net investment income (loss) before incentive fees ****	(8.7)%	(9.5)%	(9.3)%	(9.6)%

Operating expenses	8.8%	9.5%	9.4%	9.7%
Incentive fees	—%	—%	—%	—%

Total expenses	8.8%	9.5%	9.4%	9.7%

Total return:
Total return before incentive fees	0.9%	5.4%	(4.0)%	4.3%
Incentive fees	—%	—%	—%	—%

Total return after incentive fees	0.9%	5.4%	(4.0)%	4.3%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

*****	The ratios are shown net and gross of incentive fees to conform to current period presentation.

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

All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended September 30, 2012 and 2011 were 780 and 641, respectively. The monthly average number of futures contracts traded directly by the Partnership during the nine months ended September 30, 2012 and 2011 were 803 and 719, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended September 30, 2012 and 2011 were 481 and 459, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the nine months ended September 30, 2012 and 2011 were 567 and 260, respectively.

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

September 30, 2012

(Unaudited)

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions.

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts traded directly by the Partnership as separate assets and liabilities as of September 30, 2012 and December 31, 2011.

September 30, 2012
Assets
Futures Contracts
Currencies	$23,960
Energy	27,744
Grains	8,726
Indices	3,862
Interest Rates U.S.	60,519
Interest Rates Non-U.S.	90,012
Livestock	350
Metals	8,775
Softs	6,811

Total unrealized appreciation on open futures contracts	$230,759

Liabilities
Futures Contracts
Currencies	$(50,805)
Energy	(26,375)
Grains	(30,875)
Indices	(28,275)
Interest Rates Non-U.S.	(361)
Livestock	(200)
Metals	(1,280)
Softs	(14,158)

Total unrealized depreciation on open futures contracts	$(152,329)

Net unrealized appreciation on open futures contracts	$78,430 *

Assets
Forward Contracts
Metals	1,840,000

Total unrealized appreciation on open forward contracts	$1,840,000

Liabilities
Forward Contracts
Metals	(1,886,524)

Total unrealized depreciation on open forward contracts	$(1,886,524)

Net unrealized depreciation on open forward contracts	$(46,524)**

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

September 30, 2012

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

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

September 30, 2012

(Unaudited)

The following tables indicate the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2012 and 2011.

Sector	Three Months Ended September 30, 2012 Gain (loss) from trading	Three Months Ended September 30, 2011 Gain (loss) from trading	Nine Months Ended September 30, 2012 Gain (loss) from trading		Nine Months Ended September 30, 2011 Gain (loss) from trading
Currencies	$(62,311)	$67,006	$(226,826)		$327,356
Energy	36,899	(110,643)	147,289		(134,814)
Grains	106,335	43,246	(44,325)		89,164
Indices	(35,795)	997,697	(278,648)		1,527,727
Interest Rates U.S.	15,492	277,614	11,324		807,578
Interest Rates Non-U.S.	150,057	733,376	166,623		281,254
Livestock	(5,780)	(14,120)	(5,193)		(34,950)
Softs	(36,694)	9,819	(17,335)		(55,677)
Metals	(52,808)	218,400	(374,036)		248,890

Total	$115,395 ***	$2,222,395 ***	$(621,127	)***	$3,056,528 ***

***	This amount is included in “Total trading results” on the Statements of Income and Expenses and Changes in Partners’ Capital.

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

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

September 30, 2012

(Unaudited)

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in Funds (other commodity pools) where there are no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2012 and December 31, 2011, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2012, there were no transfers of assets or liabilities between Level 1 or Level 2.

	September 30, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$13,436,073	$—	$13,436,073	$—
Futures	230,759	230,759	—	—
Forwards	1,840,000	1,840,000	—	—

Total Assets	15,506,832	2,070,759	13,436,073	—

Liabilities
Futures	$152,329	$152,329	$—	$—
Forwards	1,886,524	1,886,524	—	—

Total Liabilities	2,038,853	2,038,853	—	—

Net fair value	$13,467,979	$31,906	$13,436,073	$—

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$14,562,030	$—	$14,562,030	$—
Futures	259,331	259,331	—	—
Forwards	653,331	653,331	—	—

Total assets	15,474,692	912,662	14,562,030	—

Liabilities
Futures	$95,943	$95,943	$—	$—
Forwards	557,622	557,622	—	—

Total liabilities	653,565	653,565	—	—

Net fair value	$14,821,127	$259,097	$14,562,030	$—

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

September 30, 2012

(Unaudited)

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended September 30, 2012.

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

As of September 30, 2012, the Partnership owned approximately 7.6%, 3.1%, 26.7% and 0.6%, of Willowbridge Master, Graham Master, Eckhardt Master and SandRidge Master, respectively. As of December 31, 2011, the Partnership owned approximately 5.5%, 2.9%, 25.9% and 0.8%, of Willowbridge Master, Graham Master, Eckhardt Master and SandRidge Master, respectively. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables.

	September 30, 2012
	Total Assets	Total Liabilities	Total Capital
Willowbridge Master	$43,137,151	$51,975	$43,085,176
Graham Master	95,924,800	3,450,230	92,474,570
Eckhardt Master	20,974,138	155,310	20,818,828
SandRidge Master	311,313,835	16,909,222	294,404,613

Total	$471,349,924	$20,566,737	$450,783,187

	December 31, 2011
	Total Assets	Total Liabilities	Total Capital
Willowbridge Master	$58,685,838	$62,005	$58,623,833
Graham Master	127,567,600	44,426	127,523,174
Eckhardt Master	20,578,273	71,694	20,506,579
SandRidge Master	303,638,504	7,192,752	296,445,752

Total	$510,470,215	$7,370,877	$503,099,338

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

September 30, 2012

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended September 30, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$(25,369)	$1,523,607	$1,498,238
Graham Master	(76,849)	1,524,964	1,448,115
Eckhardt Master	(28,830)	1,967,793	1,938,963
SandRidge Master	(212,727)	(19,078,252)	(19,290,979)

Total	$(343,775)	$(14,061,888)	$(14,405,663)

	For the nine months ended September 30, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$(76,478)	$2,997,608	$2,921,130
Graham Master	(337,956)	566,270	228,314
Eckhardt Master	(118,720)	3,074,933	2,956,213
SandRidge Master	(592,387)	29,005,472	28,413,085

Total	$(1,125,541)	$35,644,283	$34,518,742

	For the three months ended September 30, 2011
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$(26,164)	$6,231,581	$6,205,417
Graham Master	(213,853)	(7,001,386)	(7,215,239)
Eckhardt Master	(36,609)	(2,067,641)	(2,104,250)
SandRidge Master	(153,758)	18,193,702	18,039,944

Total	$(430,384)	$15,356,256	$14,925,872

	For the nine months ended September 30, 2011
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$(96,550)	$21,510,516	$21,413,966
Graham Master	(596,969)	(15,857,052)	(16,454,021)
Eckhardt Master	(153,299)	(2,439,928)	(2,593,227)
SandRidge Master	(584,251)	48,322,928	47,738,677

Total	$(1,431,069)	$51,536,464	$50,105,395

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

September 30, 2012

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds is shown in the following tables.

	September 30, 2012		For the three months ended September 30, 2012
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Willowbridge Master	15.80%	$3,255,945	$110,110	$748	$1,537	$107,825	Commodity Portfolio	Monthly
Graham Master	14.11%	2,908,726	34,269	2,015	718	31,536	Commodity Portfolio	Monthly
Eckhardt Master	27.01%	5,566,048	518,062	4,788	3,584	509,690	Commodity Portfolio	Monthly
SandRidge Master	8.27%	1,705,354	(111,310)	1,014	498	(112,822)	Energy Portfolio	Monthly

Total		$13,436,073	$551,131	$8,565	$6,337	$536,229

	September 30, 2012		For the nine months ended September 30, 2012
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Investments	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Willowbridge Master	15.80%	$3,255,945	$225,022	$2,231	$4,184	$218,607	Commodity Portfolio	Monthly
Graham Master	14.11%	2,908,726	(9,750)	9,677	1,757	(21,184)	Commodity Portfolio	Monthly
Eckhardt Master	27.01%	5,566,048	803,670	19,871	12,935	770,864	Commodity Portfolio	Monthly
SandRidge Master	8.27%	1,705,354	241,301	3,013	1,585	236,703	Energy Portfolio	Monthly

Total		$13,436,073	$1,260,243	$34,792	$20,461	$1,204,990

	December 31, 2011		For the three months ended September 30, 2011
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Willowbridge Master	13.99%	$3,245,835	$271,471	$593	$642	$270,236	Commodity Portfolio	Monthly
Graham Master	16.08%	3,731,550	(206,360)	5,753	672	(212,785)	Commodity Portfolio	Monthly
Eckhardt Master	22.90%	5,314,148	(536,763)	5,878	3,822	(546,463)	Commodity Portfolio	Monthly
SandRidge Master	9.79%	2,270,497	168,663	782	723	167,158	Energy Portfolio	Monthly

Total		$14,562,030	$(302,989)	$13,006	$5,859	$(321,854)

	December 31, 2011		For the nine months ended September 30, 2011
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Willowbridge Master	13.99%	$3,245,835	$488,261	$2,424	$1,719	$484,118	Commodity Portfolio	Monthly
Graham Master	16.08%	3,731,550	(427,651)	16,757	1,749	(446,157)	Commodity Portfolio	Monthly
Eckhardt Master	22.90%	5,314,148	(623,331)	28,365	13,083	(664,779)	Commodity Portfolio	Monthly
SandRidge Master	9.79%	2,270,497	450,487	3,747	2,130	444,610	Energy Portfolio	Monthly

Total		$14,562,030	$(112,234)	$51,293	$18,681	$(182,208)

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

September 30, 2012

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

The General Partner monitors and attempts to control the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, exchange-cleared swaps, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Funds’ business, these instruments may not be held to maturity.

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

September 30, 2012

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2012 and December 31, 2011, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

September 30, 2012

(Unaudited)

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

The Partnership and the Funds do not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net income (loss) on investments in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

September 30, 2012

(Unaudited)

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2009 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Recent Accounting Pronouncements. In October 2011, FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. In August 2012, FASB updated the proposed ASU to state that entities regulated under the Investment Company Act of 1940 should qualify to be investment companies within the proposed investment company guidance. The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. The Partnership’s assets are its (i) investment in Funds, (ii) equity in its trading account, consisting of cash and cash equivalents and net unrealized appreciation on open futures contracts, (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2012.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2012, Partnership capital decreased 11.2% from $23,203,984 to $20,608,561. This decrease was attributable to the redemptions of 1,103.6004 Redeemable Units resulting in an outflow of $1,691,258, coupled with a net loss of $904,165. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2012, the net asset value per unit increased 0.9% from $1,495.09 to $1,509.15 as compared to an increase of 5.4% in the third quarter of 2011. The Partnership experienced a net trading gain (comprised of net realized gains (losses) on closed positions and investment in Funds and change in net unrealized gains (losses) on open positions and investment in Funds) before brokerage fees and related fees in the third quarter of 2012 of $664,826. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, metals and indices, and were partially offset by losses in energy, livestock and softs. The Partnership experienced a net trading gain before brokerage fees and related fees in the third quarter of 2011 of $1,918,909. Gains were primarily attributable to the Partnership’s and the Funds’ trading of commodity futures in indices, metals, U.S. and non-U.S. interest rates and were partially offset by losses in currencies, energy, grains, livestock and softs.

During the third quarter of 2012, trading results in the currencies sector was relatively flat and had no material impact on Fund performance during the third quarter. The most significant gains were experienced within the global interest rate sector, primarily during July, from long positions in European and U.S. fixed income futures as prices advanced as a euro-area report showing inflation held at the slowest since February 2011 added to signs the region is headed for a recession. Prices of European and U.S. fixed income futures continued to move higher after Germany’s top court said it will take more than eight weeks to rule on the euro-area’s bailout fund, holding up crisis resolution efforts and boosting demand for the relative “safety” of government debt. Gains were also experienced within the agricultural markets, primarily during July, from long positions in corn and soybean futures as corn futures prices advanced to an all-time high and soybean futures prices reached the highest level since July 2008 as a heat wave and drought in the U.S. Midwest threatened to limit output. Meanwhile, prices of corn futures continued to rise as increased demand for corn imports by Asian nations including China. Additional gains in this market sector were experienced from long positions in wheat futures. Within the stock index sector, gains were recorded primarily during August and September from long positions in U.S. equity index futures as prices moved higher, sending the Standard & Poor’s 500 Index to the highest level since 2007, as the U.S. Federal Reserve’s plan to buy mortgage securities fueled demand for “riskier” assets. Elsewhere, gains were recorded from long positions in European equity index futures as prices advanced as an unexpected decline in Chinese manufacturing boosted speculation China will announce further economic stimulus. Within the metals sector, gains were experienced primarily during September from long positions in gold futures as prices climbed to a 6-month high as government data showed that the U.S. added fewer jobs than forecast last month, spurring speculation that the U.S. Federal Reserve will expand stimulus measures to boost the labor market. A portion of the Partnership’s gains during the quarter was offset by losses incurred within the soft commodities sector, primarily during July and September, from short positions in coffee futures as prices advanced on speculation that supplies will tighten in South America, the world’s top coffee producing region. Within the energy sector, losses were recorded primarily during July and September from short positions in natural gas futures as prices rose as forecasts for cooler U.S. Midwest weather signaled higher demand for the heating fuel.

During the Partnership’s nine months ended September 30, 2012, the net asset value per unit decreased 4.0% from $1,572.15 to $1,509.15 as compared to an increase of 4.3% during the nine months ended September 30, 2011. The Partnership experienced a net trading gain (comprised of net realized gains (losses) on closed positions and investment in Funds and change in net unrealized gains (losses) on open positions and investment in Funds) before brokerage fees and related fees during the nine months ended September 30, 2012 of $634,736. Gains were primarily attributable to the Master’s trading of commodity futures in energy, grains and U.S. and non-U.S. interest rates, and were partially offset by losses in currencies, livestock, metals, softs and indices. The Partnership experienced a net trading gain before brokerage fees and related fees during the nine months ended September 30, 2011 of $2,939,528. Gains were primarily attributable to the Partnership’s and the Funds’ trading of commodity futures in U.S. and non-U.S. interest rates, indices, metals and softs and were partially offset by losses in currencies, energy, grains and livestock.

During the nine months ended September 30, 2012, the most significant losses were incurred within the currency sector, primarily during June, from short positions in the British pound versus the U.S. dollar as the value of the British pound advanced as European Union leaders eased terms on loans to Spanish banks, taking a step towards resolving the region’s debt crisis. Elsewhere, further currency losses were incurred from short positions in the Canadian dollar and Swiss franc as the value of these currencies also advanced versus the U.S. dollar. Within the metals sector, losses were incurred primarily during February and March from long positions in silver futures as prices declined on speculation that the U.S. Federal Reserve will refrain from offering additional stimulus as the economy recovers, eroding demand for the precious metal. Within the global stock indices, losses were experienced primarily during April and May due to short futures positions in Pacific Rim and European equity index futures as prices rose on speculation the Chinese government will ease monetary policy and global central banks will take action to bolster economies amid Europe’s sovereign debt crisis. Within the soft commodities sector, losses were incurred throughout the majority of the first nine months of the year from positions in sugar futures as prices moved without consistent direction amid weather related concerns. A portion of the Partnership’s losses during the first nine months of the year was offset by gains achieved within the global interest rate sector, primarily during April and May, from long positions in European, U.S., and Australian fixed-income futures as prices advanced as Greece failed to form a unified government, increasing concern Europe’s debt crisis is worsening and spurring demand for the relative “safety” of government debt. Additional gains in this market sector were recorded during July from long positions in European and U.S. interest rate futures. Gains were also experienced in the energy sector, primarily during February and March, from short positions in natural gas futures as prices dropped amid ample inventories and mild weather across the U.S. Gains were also experienced within the agricultural markets, primarily during July, from long positions in soybean futures as prices reached the highest level since July 2008 as a heat wave and drought in the U.S. Midwest threatened to limit output. Gains in this sector were also experienced from long positions in wheat futures.

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

Interest income on 80% of the Partnership’s daily average equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three and nine months ended September 30, 2012 increased by $1,949 and $307, respectively, as compared to the corresponding periods in 2011. The increase in interest income was primarily due to higher U.S. Treasury bill rates during the three and nine months ended September 30, 2012 as compared to the corresponding periods in 2011. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which neither the Partnership, the Funds nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s net asset value as of the end of the month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and nine months ended September 30, 2012 decreased by $74,326 and $199,656, respectively, as compared to the corresponding periods in 2011. The decrease in brokerage fees is due to lower average net assets during the three and nine months ended September 30, 2012 as compared to the corresponding periods in 2011.

Management fees are calculated on the portion of the Partnership’s net asset value allocated to each Advisor at the end of the month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2012 decreased by $20,502 and $53,763, respectively, as compared to the corresponding periods in 2011. The decrease in management fees is due to lower average net assets during the three and nine months ended September 30, 2012 as compared to the corresponding periods in 2011.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreement among the Partnership, the General Partner and each Advisor. There were no incentive fees for the three and nine months ended September 30, 2012 and 2011, respectively. An Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by any Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of September 30, 2012 and June 30, 2012, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	September 30, 2012	June 30, 2012
Graham Capital Management, L.P.	14%	14%
Capital Fund Management SA	36%	37%
Willowbridge Associates, Inc.	15%	14%
Eckhardt Trading Company	27%	26%
SandRidge Capital, L.P.	8%	9%

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. With the exception of CFM, the Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts over which they have been granted limited authority to make trading decisions. CFM directly trades a managed account in the Partnership’s name. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investment in the Funds as of September 30, 2012 and December 31, 2011. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed account in the Partnership’s name traded by CFM) and indirectly by each Fund separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2012 and December 31, 2011. As of September 30, 2012, the Partnership’s total capitalization was $20,608,561.

September 30, 2012

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$551,470	2.68%
Energy	310,693	1.51%
Grains	134,873	0.65%
Indices	371,924	1.81%
Interest Rates U.S.	297,682	1.44%
Interest Rates Non-U.S.	406,688	1.97%
Livestock	222,572	1.08%
Metals	141,992	0.69%
Softs	203,774	0.99%

Total	$2,641,668	12.82%

As of December 31, 2011, the Partnership’s total capitalization was $23,203,984. December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$677,467	2.92%
Energy	197,094	0.85%
Grains	107,413	0.46%
Indices	188,001	0.81%
Interest Rates U.S.	320,082	1.38%
Interest Rates Non-U.S.	334,486	1.44%
Livestock	468,606	2.02%
Metals	138,132	0.59%
Softs	182,559	0.79%

Total	$2,613,840	11.26%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of September 30, 2012 and December 31, 2011 and the highest and lowest value at any point and the average value during the three months ended September 30, 2012 and for the twelve months ended December 31, 2011. All open position trading risk exposures of the Partnership/Funds have been included in calculating the figures set forth below.

As of September 30, 2012, the Partnership’s total capitalization was $20,608,561. The Partnership’s Value at Risk for the portion of its assets that are traded directly by CFM using its Discus (1.5x Leverage) Program was as follows:

September 30, 2012

			Three months ended September 30, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$216,950	1.05%	$417,790	$202,300	$265,381
Energy	61,635	0.30%	105,800	20,890	70,157
Grains	78,595	0.38%	104,745	30,106	58,122
Indices	134,571	0.65%	396,166	108,464	210,419
Interest Rates U.S.	120,475	0.59%	160,525	71,647	145,833
Interest Rates Non -U.S.	240,644	1.17%	290,390	98,700	232,769
Livestock	4,900	0.02%	4,900	800	2,555
Metals	154,836	0.75%	239,588	78,508	181,723
Softs	44,675	0.22%	112,469	44,375	64,214

Total	$1,057,281	5.13%

*	Average of month-end Values at Risk.

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

As of September 30, 2012, Willowbridge Master’s total capitalization was $43,085,176. The Partnership owned approximately 7.6% of Willowbridge Master. As of September 30, 2012, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

September 30, 2012

			Three months ended September 30, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$671,388	1.56%	$673,396	$164,000	$453,834
Energy	98,400	0.23%	318,200	98,400	138,867
Grains	183,731	0.43%	505,250	66,625	380,160
Interest Rates U.S.	55,350	0.13%	113,519	28,000	49,733
Interest Rates Non-U.S.	24,828	0.06%	575,284	24,828	248,058
Livestock	24,000	0.05%	25,200	24,000	24,000
Metals	953,250	2.21%	999,750	268,857	752,229
Softs	82,400	0.19%	292,300	78,750	165,733

Total	$2,093,347	4.86%

*	Average of month-end Values at Risk.

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

As of September 30, 2012, Graham Master’s total capitalization was $92,474,570. The Partnership owned approximately 3.1% of Graham Master. As of September 30, 2012, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

September 30, 2012

			Three months ended September 30, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,567,494	2.78%	$4,733,601	$2,153,005	3,523,033
Energy	1,048,265	1.13%	1,446,040	328,716	958,017
Grains	736,750	0.80%	1,199,925	694,650	863,867
Indices	5,066,164	5.48%	5,399,465	3,650,988	4,751,021
Interest Rates U.S.	1,287,925	1.39%	1,827,200	1,011,300	1,466,600
Interest Rates Non-U.S.	3,253,133	3.52%	3,871,167	2,704,921	3,450,631
Livestock	10,800	0.01%	35,175	8,550	17,642
Metals	949,025	1.03%	2,984,515	661,356	1,897,484
Softs	705,600	0.76%	970,701	454,083	717,721

Total	$15,625,156	16.90%

*	Average of month-end Values at Risk.

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

As of September 30, 2012, Eckhardt Master’s total capitalization was $20,818,828. The Partnership owned approximately 26.7% of Eckhardt Master. As of September 30, 2012, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:

September 30, 2012

			Three months ended September 30, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$922,883	4.43%	$1,071,074	$724,883	$868,887
Energy	384,300	1.85%	407,700	133,170	308,657
Grains	183,000	0.88%	273,678	132,250	198,691
Indices	641,834	3.08%	674,922	433,616	576,305
Interest Rates U.S.	386,150	1.86%	551,825	130,300	428,808
Interest Rates Non-U.S.	714,189	3.43%	719,853	137,819	530,915
Metals	139,887	0.67%	316,501	83,378	195,621
Softs	56,529	0.27%	111,543	25,033	67,130

Total	$3,428,772	16.47%

•	Average of month-end Values at Risk.

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

As of September 30, 2012, SandRidge Master’s total capitalization was $294,404,613. The Partnership owned approximately 0.6% of SandRidge Master. As of September 30, 2012, SandRidge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SandRidge for trading) was as follows:

September 30, 2012

			Three months ended September 30, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$21,675,334	7.36%	$21,675,334	$12,624,778	$16,720,061

Total	$21,675,334	7.36%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012.

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

RMBS Litigation and Other Matters

On May 4, 2012, the district court in FEDERAL HOUSING FINANCE AGENCY v. UBS AMERICAS, INC., ET AL., a parallel case to FEDERAL HOUSING FINANCE AGENCY v. ALLY FINANCIAL INC., ET AL., FEDERAL HOUSING FINANCE AGENCY v. CITIGROUP INC., ET AL., and FEDERAL HOUSING FINANCE AGENCY v. JPMORGAN CHASE & CO., ET AL., denied defendants’ motion to dismiss plaintiff’s securities law claims and granted defendants’ motion to dismiss plaintiff’s negligent misrepresentation claims. On June 19, 2012, the district court granted defendants’ motion to certify an interlocutory appeal to the United States Court of Appeals for the Second Circuit from the court’s statutes of repose and limitations rulings.

On May 15, 2012, Woori Bank filed a complaint in the United States District Court for the Southern District of New York against Citigroup alleging actionable misstatements and omissions in connection with Woori Bank’s $95 million investment in five collateralized debt obligations.

On May 18, 2012, the Federal Deposit Insurance Corporation filed (“FDIC”) complaints in the United States District Courts for the Southern District of New York and the Central District of California against various defendants, including Citigroup Global Markets Inc., Citicorp Mortgage Securities Inc., and CitiMortgage Inc., in connection with purchases of residential mortgage-backed securities (“RMBS”) by two failed banks for which the FDIC is acting as receiver.

On June 6, 2012, the court granted in part and denied in part defendants’ motions to dismiss in WESTERN & SOUTHERN LIFE INS. CO., ET AL. v. RESIDENTIAL FUNDING CO., LLC, ET AL.

On June 26, 2012, the court overruled defendants’ demurrer to plaintiff’s amended complaint in FEDERAL HOME LOAN BANK OF CHICAGO v. BANC OF AMERICA SECURITIES, LLC, ET AL.

On July 27, 2012, John Hancock Life Insurance Co. and several affiliated entities filed a complaint in the United States District Court for the District of Minnesota against various defendants, including CGM, asserting disclosure claims arising out of purchases of RMBS.

On August 29, 2012, the United States District Court for the Southern District of New York issued an order preliminarily approving the parties’ settlement in IN RE CITIGROUP INC. SECURITIES LITIGATION, pursuant to which Citigroup has agreed to pay $590 million. A fairness hearing is scheduled for January 15, 2013.

On August 30, 2012, Rentokil-Initial Pension Scheme filed a putative class action complaint against Citigroup on behalf of purchasers of 26 Citigroup offerings of medium term Euro Notes issued between October 12, 2005 and February 25, 2009. The complaint asserts claims under Section 90 of the Financial Services and Markets Act 2000 and includes allegations similar to those asserted in IN RE CITIGROUP INC. BOND LITIGATION.

On October 15, 2012, the United States District Court for the Southern District of New York granted lead plaintiffs’ amended motion for class certification in NEW JERSEY CARPENTERS HEALTH FUND v. RESIDENTIAL CAPITAL LLC, ET AL., having previously denied lead plaintiffs’ motion for class certification on January 18, 2011. Plaintiffs in this action allege violations of Sections 11, 12, and 15 of the Securities Act of 1933, as amended, and assert disclosure claims on behalf of a putative class of purchasers of mortgage-backed securities issued by Residential Accredited Loans, Inc. pursuant or traceable to prospectus materials filed on March 3, 2006 and April 3, 2007. CGM is one of the underwriter defendants.

Other Matters

Citigroup and Citibank, N.A., along with other U.S. Dollar (USD) LIBOR panel banks, are defendants in the multidistrict litigation (MDL) proceeding before Judge Buchwald in the United States District Court for the Southern District of New York captioned IN RE LIBOR-BASED FINANCIAL INSTRUMENTS ANTITRUST LITIGATION. Judge Buchwald has appointed interim lead class counsel for, and consolidated amended complaints have been filed on behalf of, three separate putative classes of plaintiffs: (1) OTC purchasers of derivative instruments tied to USD LIBOR; (2) purchasers of exchange-traded derivative instruments tied to USD LIBOR; and (3) indirect OTC purchasers of U.S. debt securities. Each of these putative classes alleges that the panel bank defendants conspired to suppress USD LIBOR in violation of the Sherman Act and/or the Commodity Exchange Act, thereby causing plaintiffs to suffer losses on the instruments they purchased. Also consolidated into the MDL proceeding are individual civil actions commenced by various Charles Schwab entities that allege that the panel bank defendants conspired to suppress the USD LIBOR rates in violation of the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act, and California state law, causing the Schwab entities to suffer losses on USD LIBOR-linked financial instruments that they owned. Plaintiffs in these actions seek compensatory damages and restitution for losses caused by the alleged violations, as well as treble damages under the Sherman Act. The Schwab and OTC plaintiffs also seek injunctive relief.

In the course of its business, CGM, as a major futures commission merchant and broker-dealer, is a party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of CGM. CGM may establish reserves from time to time in connections with such actions. Additional lawsuits containing claims similar to those described above may be filed in the future.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, other than as set forth below.

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

In October 2011, the CFTC adopted new rules governing position limits. In September 2012, these rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration. It is possible, nevertheless, that these rules may take effect in some form via re-promulgation or a successful appeal by the CFTC of the District Court’s ruling. The vacated rules established position limits on certain futures contracts and any economically equivalent futures, options and swaps.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 – July 31, 2012	106.9670	$1,561.12	N/A	N/A
August 1, 2012 – August 31, 2012	79.7450	$1,544.68	N/A	N/A
September 1, 2012 – September 30, 2012	61.2360	$1,509.15	N/A	N/A
	247.9480	$1,543.00

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 3. Defaults Upon Senior Securities — None.

Item 4. Mine Safety Disclosures — None.

Item 5. Other Information

The registrant does not have a board of directors. The General Partner is managed by a board of directors.

Effective November 14, 2012, Mr. Damian George was appointed a director of the General Partner.

Damian George, age 45, has been a Director of the General Partner since November 2012. Since June 2012, Mr. George has been the Chief Financial Officer and a principal of the General Partner and is an associate member of the National Futures Association. Since August 2009, Mr. George has been employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities include oversight of budgeting, finance and Sarbanes-Oxley testing for the Alternative Investments — Managed Futures group. Since August 2009, Mr. George has been registered as an associated person of Morgan Stanley Smith Barney LLC. From November 2005 through July 2009, Mr. George was employed by Citi Alternative Investments, a division of Citigroup Inc. (“Citigroup”), a financial services firm, which administered Citigroup’s hedge fund and fund of funds business, where he served as Director and was responsible for budgeting, finance and Sarbanes-Oxley testing for the Hedge Fund Management group. From November 2004 through July 2009, Mr. George was registered as an associated person of CGM. Mr. George earned his Bachelor of Science degree in Accounting in May 1989 from Fordham University and his Master of Business Administration degree in International Finance in February 1998 from Fordham University. Mr. George is a Certified Public Accountant.

Item 6. Exhibits

Exhibit

3.1(a)	Certificate of Limited Partnership dated May 10, 1994 (filed as Exhibit 3.1(a) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership dated July 31, 1995 (filed as Exhibit 3.1(b) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership dated October 1, 1999 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Change of the Certificate of Limited Partnership effective January 31, 2000 (filed as Exhibit 3.1(d) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership dated May 21, 2003 (filed as Exhibit 3.1(e) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(f) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(g) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(h)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(i)	Certificate of Amendment of the Certificate of Limited Partnership dated April 12, 2010 (filed as Exhibit 3.1(i) to the Form 8-K/A filed on April 14, 2010 and incorporated herein by reference).

(j)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.1 to the Current Report on form 8-K filed on July 2, 2010 and incorporated herein by reference).

(k)	Certificate of Amendment of the Certificate of Limited Partnership dated September 2, 2011 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

3.2	Limited Partnership Agreement (attached as Exhibit A to the Registration Statement on Form S-1 filed on May 29, 1996 and incorporated herein by reference).

10.1	Customer Agreement between the Partnership and Smith Barney (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on May 29, 1996 and incorporated herein by reference).

10.2	Form of Subscription Agreement (attached as Exhibit B to the Registration Statement on Form S-1 filed on May 29, 1996 and incorporated herein by reference).

10.3	Form of Escrow Agreement (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

10.4(a)	Management Agreement among the Partnership, the General Partner and Willowbridge (filed as Exhibit 10.7 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed on March 30, 1998 and incorporated herein by reference).

(b)	Letter extending Management Agreement with Willowbridge for 2011 (filed as Exhibit 10.4(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on March 30, 2012 and incorporated herein by reference).

10.6(a)	Management Agreement among the Partnership, the General Partner and Graham (filed as Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on March 29, 2001 and incorporated herein by reference).

(b)	Letter extending Management Agreement with Graham for 2011 (filed as Exhibit 10.6(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on March 30, 2012 and incorporated herein by reference).

10.7(a)	Amended and Restated Management Agreement among the Partnership, the General Partner and CFM (filed as Exhibit 10.7A to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on March 30, 2012 and incorporated herein by reference).

(b)	Letter extending Management Agreement with CFM for 2011 (filed as Exhibit 10.7(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on March 30, 2012 and incorporated herein by reference).

10.8(a)	Management Agreement among the Partnership, the General Partner and Eckhardt (filed as Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed on August 14, 2008 and incorporated herein by reference).

(b)	Letter extending Management Agreement with Eckhardt Trading Company for 2011 (filed as Exhibit 10.8(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on March 30, 2012 and incorporated herein by reference).

10.9(a)	Management Agreement among the Partnership, the General Partner and SandRidge (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 2, 2009 and incorporated herein by reference).

(b)	Letter extending Management Agreement with SandRidge for 2011 (filed as Exhibit 10.9(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on March 30, 2012 and incorporated herein by reference).

10.10	Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 filed August 14, 2009 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

32.1	Section 1350 Certification (Certification of President and Director).

32.2	Section 1350 Certification (Certification of Chief Financial Officer and Director).

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema Document.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101. LAB	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diversified Multi-Advisor Futures Fund L.P. II

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date: November 14, 2012

By:	/s/ Damian George
Damian George
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: November 14, 2012