Form 10-Q
period 2013-03-31
DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P. II
filed 2013-05-15
CIK 923660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes           No  X

As of April 30, 2013, 12,518.4424 Limited Partnership Redeemable Units were outstanding.

DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P. II

FORM 10-Q

PART I

Item 1. Financial Statements

Diversified Multi-Advisor Futures Fund L.P. II

Statements of Financial Condition

	(Unaudited) March 31, 2013	December 31, 2012
Assets:
Investment in Funds, at fair value	$18,582,187	$12,034,895
Equity in trading account:
Cash	70,975	6,882,148
Cash margin	—	76,517

Total trading equity	18,653,162	18,993,560
Interest receivable	—	291

Total assets	$18,653,162	$18,993,851

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$—	$76,517
Accrued expenses:
Brokerage fees	93,267	94,586
Management fees	27,221	31,256
Other	71,778	69,996
Redemptions payable	100,912	176,656

Total liabilities	293,178	449,011

Partners’ Capital:
General Partner, 142.3844 and 196.3844 unit equivalents at March 31, 2013 and December 31, 2012, respectively	202,169	275,510
Limited Partners, 12,788.2864 and 13,022.4684 Redeemable Units outstanding at March 31, 2013 and December 31, 2012, respectively	18,157,815	18,269,330

Total partners’ capital	18,359,984	18,544,840

Total liabilities and partners’ capital	$18,653,162	$18,993,851

Net asset value per unit	$1,419.88	$1,402.91

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P. II

Condensed Schedule of Investments

March 31, 2013

(Unaudited)

		% of Partners’
	Fair Value	Capital
Investment in Funds
CMF Willowbridge Master Fund L.P.	$8,668,217	47.21%
CMF Graham Capital Master Fund L.P.	3,041,059	16.56
CMF Eckhardt Master Fund L.P.	6,872,911	37.44

Total investment in Funds, at fair value	$18,582,187	101.21%

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

Diversified Multi-Advisor Futures Fund L.P. II

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Investment Income:
Interest income	$—	$736
Interest income from investment in Funds	2,227	1,145

Total investment income (loss)	2,227	1,881

Expenses:
Brokerage fees including clearing fees	300,456	394,138
Management fees	78,200	115,299
Other	25,952	50,313

Total expenses	404,608	559,750

Net investment income (loss)	(402,381)	(557,869)
Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	(76,517)	(142,014)
Net realized gains (losses) on investment in Funds	544,372	408,544
Change in net unrealized gains (losses) on open contracts	76,517	(384,756)
Change in net unrealized gains (losses) on investments in Funds	81,097	(38,880)

Total trading results	625,469	(157,106)

Net income (loss)	223,088	(714,975)
Redemptions — Limited Partners	(332,219)	(406,078)
Redemptions — General Partner	(75,725)	—

Net increase (decrease) in Partners’ Capital	(184,856)	(1,121,053)
Partners’ Capital, beginning of period	18,544,840	23,203,984

Partners’ Capital, end of period	$18,359,984	$22,082,931

Net asset value per unit (12,930.6708 and 14,502.6008 units outstanding at March 31, 2013 and 2012, respectively)	$1,419.88	$1,522.69

Net income (loss) per unit*	$16.97	$(49.46)

Weighted average units outstanding	13,104.8715	14,631.7375

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

March 31, 2013

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. indirectly owns a minority equity interest in MSSB Holdings. Citigroup Inc. also indirectly owns Citigroup Global Markets Inc. (“CGM”), the commodity broker for the Partnership. Morgan Stanley expects to purchase, subject to regulatory approvals, Citigroup Inc.’s remaining interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc.

As of March 31, 2013 all trading decisions are made for the Partnership by Graham Capital Management L.P. (“Graham”), Willowbridge Associates Inc. (“Willowbridge”) and Eckhardt Trading Company (“Eckhardt”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the other Advisors indirectly through investments in master funds.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of its initial capital contribution and profits or losses, if any, net of distributions.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2013 and December 31, 2012, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2013 and 2012. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2012.

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

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

March 31, 2013

(Unaudited)

2. Financial Highlights:

Changes in the net asset value per unit for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
Net realized and unrealized gains (losses) *	$24.75	$(38.27)
Interest income	0.16	0.13
Expenses **	(7.94)	(11.32)

Increase (decrease) for the period	16.97	(49.46)
Net asset value per unit, beginning of period	1,402.91	1,572.15

Net asset value per unit, end of period	$1,419.88	$1,522.69

*	Includes brokerage fees.

**	Excludes brokerage fees.

	Three Months Ended March 31,
	2013	2012
Ratios to average net assets: ***
Net investment income (loss)	(8.9)%	(9.8)%
Incentive fees	—%	—%

Net investment income (loss) before incentive fees ****	(8.9)%	(9.8)%

Operating expenses	8.9%	9.8%
Incentive fees	—%	%

Total expenses	8.9%	9.8%

Total return:
Total return before incentive fees	1.2%	(3.1)%
Incentive fees	—%	—%

Total return after incentive fees	1.2%	(3.1)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

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

All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended March 31, 2012 was 1,050. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended March 31, 2013 and 2012 was 219 and 624, respectively.

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

March 31, 2013

(Unaudited)

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions.

On January 1, 2013, the Partnership adopted Accounting Standards Update (“ASU”) 2011-11, “Disclosure about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. ASU 2011-11 created a new disclosure requirement about the nature of an entity’s rights to setoff and the related arrangements associated with its financial instruments and derivative instruments, while ASU 2013-01 clarified the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). The new guidance did not have a significant impact on the Partnership’s financial statements.

The were no direct investments at March 31, 2013. The following table summarizes the valuation of the Partnership’s direct investments as of December 31, 2012.

December 31, 2012	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Forwards	$759,648	$(160,837)	$598,811

Total assets	$759,648	$(160,837)	$598,811

Liabilities
Forwards	$134,750	$(810,078)	$(675,328)

Total liabilities	$134,750	$(810,078)	$(675,328)

Net unrealized depreciation on open forward contracts			$(76,517)

Total net unrealized gain (loss) on total contracts			$(76,517)

The following table indicates the gross fair values of derivative instruments of futures and forward contracts traded directly by the Partnership as separate assets and liabilities as of December 31, 2012.

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

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

March 31, 2013

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2012.

Sector	Three Months Ended March 31, 2012 Gain (loss) from trading
Currencies	$(108,027)
Energy	175,794
Grains	(130,585)
Indices	199,491
Interest Rates U.S.	(84,484)
Interest Rates Non-U.S.	(292,264)
Livestock	2,657
Softs	(20,829)
Metals	(268,523)

Total	$(526,770)**

**	This amount is in “Total trading results” on the Statements of Income and Expenses and Changes in Partners’ Capital.

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

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

March 31, 2013

(Unaudited)

On October 1, 2012, the Financial Accounting Standards Board (“FASB”) issued ASU 2012-04 “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820. The amendments are effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Partnership’s financial statements.

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in Funds (other commodity pools) where there are no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended March 31, 2013 and December 31, 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2013 and for the year ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 or Level 2.

	March 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$18,582,187	$—	$18,582,187	$—

Net fair value	$18,582,187	$—	$18,582,187	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$12,034,895	$—	$12,034,895	$—
Forwards	894,398	894,398	—	—

Total assets	12,929,293	894,398	12,034,895	—

Liabilities
Forwards	$970,915	$970,915	$—	$—

Total liabilities	970,915	970,915	—	—

Net fair value	$11,958,378	$(76,517)	$12,034,895	$—

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

March 31, 2013

(Unaudited)

5. Investment in Funds:

The assets allocated to CFM for trading were invested directly pursuant to CFM’s Discus (1.5x Leverage) Program, a proprietary, systematic trading system. The Partnership terminated its direct allocation to CFM on December 31, 2012 for cash equal to $6,746,935.

On July 1, 2005, the assets allocated to Willowbridge for trading were invested in CMF Willowbridge Master Fund L.P. (formerly, the Willowbridge Argo Master Fund L.P.) (“Willowbridge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 10,980.9796 units of Willowbridge Master with cash equal to $9,895,326 and a contribution of open commodity futures and forward positions with a fair value of $1,085,654. Willowbridge Master was formed in order to permit accounts managed by Willowbridge using its W/Praxis Futures Trading Approach, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership, are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Willowbridge will trade the Partnership’s assets allocated to Willowbridge at a level that is up to 3 times the amount of assets allocated. Prior to January 1, 2013, Willowbridge traded the Partnership’s assets pursuant to its Argo Trading System.

On April 1, 2006, the assets allocated to Graham for trading were invested in CMF Graham Capital Master Fund L.P. (“Graham Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 11,192.9908 units of Graham Master with cash equal to $11,192,991. Graham Master was formed in order to permit accounts managed by Graham using its K4D-15V Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Graham agreed that Graham will trade the Partnership’s assets allocated to Graham at a level that is 1.5 times the amount of assets allocated.

On April 1, 2008, the assets allocated to Eckhardt for trading were invested in CMF Eckhardt Master Fund L.P. (“Eckhardt Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 7,000.0000 units of Eckhardt Master with cash equal to $7,000,000. Eckhardt Master was formed in order to permit accounts managed by Eckhardt using its Standard Program-Higher Leveraged, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Eckhardt Master. Individual and pooled accounts currently managed by Eckhardt, including the Partnership, are permitted to be limited partners of Eckhardt Master. The General Partner and Eckhardt believe that trading through this structure should promote efficiency and economy in the trading process.

On June 1, 2009, the assets allocated to SandRidge for trading were invested in the CMF SandRidge Master Fund L.P. (“SandRidge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 2,086.0213 units of SandRidge Master with cash equal to $4,288,986. Effective January 31, 2013, the Partnership fully redeemed its investment in SandRidge Master for cash equal to $5,701,761.

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended March 31, 2013.

Willowbridge Master’s, Graham Master’s and Eckhardt Master’s (collectively, the “Funds”) and the Partnership’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. References to “funds” included in this report may also include, as relevant, reference to SandRidge Master. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with CGM.

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

Management and incentive fees are charged at the Partnership level. All exchange, clearing, service, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) are borne by the Partnership directly and through its investment in the Funds. All other fees including CGM’s direct brokerage fees are charged at the Partnership level.

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

March 31, 2013

(Unaudited)

As of March 31, 2013, the Partnership owned approximately 10.0%, 4.2% and 32.8%, of Willowbridge Master, Graham Master and Eckhardt Master, respectively. As of December 31, 2012, the Partnership owned approximately 7.2%, 3.2%, 25.8% and 0.6%, of Willowbridge Master, Graham Master, Eckhardt Master and SandRidge Master, respectively. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables.

	March 31, 2013
	Total Assets	Total Liabilities	Total Capital
Willowbridge Master	$86,930,324	$642,455	$86,287,869
Graham Master	73,666,855	960,767	72,706,088
Eckhardt Master	21,891,929	957,900	20,934,029

Total	$182,489,108	$2,561,122	$179,927,986

	December 31, 2012
	Total Assets	Total Liabilities	Total Capital
Willowbridge Master	$39,742,467	$485,385	$39,257,082
Graham Master	85,313,676	377,625	84,936,051
Eckhardt Master	18,542,577	112,971	18,429,606
SandRidge Master	294,670,281	2,521,288	292,148,993

Total	$438,269,001	$3,497,269	$434,771,732

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended March 31, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$(109,276)	$2,076,675	$1,967,399
Graham Master	(72,893)	7,535,558	7,462,665
Eckhardt Master	(42,912)	614,370	571,458
SandRidge Master	(68,488)	129,650	61,162

Total	$(293,569)	$10,356,253	$10,062,684

	For the three months ended March 31, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$(24,293)	$(2,080,068)	$(2,104,361)
Graham Master	(154,873)	3,061,669	2,906,796
Eckhardt Master	(50,920)	245,610	194,690
SandRidge Master	(232,244)	49,569,214	49,336,970

Total	$(462,330)	$50,796,425	$50,334,095

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

March 31, 2013

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds is shown in the following tables.

	March 31, 2013		For the three months ended March 31, 2013
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Willowbridge Master	47.21%	$8,668,217	$164,396	$8,868	$2,715	$152,813	Commodity Portfolio	Monthly
Graham Master	16.56%	3,041,059	289,115	2,242	718	286,155	Commodity Portfolio	Monthly
Eckhardt Master	37.44%	6,872,911	171,486	8,311	5,906	157,269	Commodity Portfolio	Monthly
SandRidge Master	0.00%	—	2,699	295	1,214	1,190	Energy Portfolio	Monthly

Total		$18,582,187	$627,696	$19,716	$10,553	$597,427

	December 31, 2012		For the three months ended March 31, 2012
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Willowbridge Master	15.28%	$2,832,717	$(139,997)	$649	$1,172	$(141,818)	Commodity Portfolio	Monthly
Graham Master	14.62%	2,711,863	89,843	4,430	446	84,967	Commodity Portfolio	Monthly
Eckhardt Master	25.62%	4,751,594	62,774	8,997	4,663	49,114	Commodity Portfolio	Monthly
SandRidge Master	9.38%	1,738,721	358,189	1,290	560	356,339	Energy Portfolio	Monthly

Total		$12,034,895	$370,809	$15,366	$6,841	$348,602

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

March 31, 2013

(Unaudited)

6. Financial Instrument Risks:

In the normal course of business, the Partnership (through its investments in the Funds) and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forward and option contracts. OTC contracts are negotiated between contracting parties and include certain forward, swap and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 3.6% to 11.6% of the Partnership’s/Fund’s contracts are traded OTC.

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

March 31, 2013

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended March 31, 2013 and December 31, 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2013 and for the year ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

March 31, 2013

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

March 31, 2013

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. The Partnership’s assets are its (i) investment in Funds, (ii) equity in its trading account, consisting of cash and cash equivalents and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2013.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31 2013, Partnership capital decreased 1.0% from $18,544,840 to $18,359,984. This decrease was attributable to the redemptions of 234.1820 Redeemable Units resulting in an outflow of $332,219 and 54.0000 General Partner unit equivalents totaling $75,725, which was partially offset by the net income of $223,088. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2013, the net asset value per unit increased 1.2% from $1,402.91 to $1,419.88 as compared to a decrease of 3.1% in the first quarter of 2012. The Partnership experienced a net trading gain (comprised of net realized gains (losses) on closed positions and investment in Funds and change in net unrealized gains (losses) on open positions and investment in Funds) before brokerage fees and related fees in the first quarter of 2013 of $625,469. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, grains, non-U.S. interest rates, softs and indices and were partially offset by losses in energy, U.S. interest rates and metals. The Partnership experienced a net trading loss before brokerage fees and related fees in the first quarter of 2012 of $157,106. Losses were primarily attributable to the Partnership’s and the Funds’ trading of commodity futures in currencies, grains, metals, softs, U.S. and non-U.S. interest rates and were partially offset by gains in energy, indices and livestock.

The most significant gains were recorded within the global stock index markets during January from long positions in U.S., Pacific Rim, and European equity index futures as prices moved higher after German business confidence improved, economic reports in the U.S. and China beat estimates, and a weaker yen boosted Japan’s exports. Within the currency markets, gains were achieved primarily during January from short positions in the Japanese yen versus the U.S. dollar, Canadian dollar, euro, and Australian dollar as the value of the yen declined on speculation the Bank of Japan will ease monetary policy further. Additional currency gains were experienced during March from long positions in the Mexican peso versus the U.S. dollar as the value of the peso moved higher after a gain in U.S. retail sales boosted the outlook for Mexican exports. Gains were also experienced within the global interest rate sector, primarily during March, from long positions in European fixed income futures as prices rose after Cyprus’s rejection of a bailout plan stoked concern Europe’s debt crisis is worsening. Within the agricultural sector, gains were experienced primarily during January from long positions in soybean futures as prices advanced on concern that drier weather will deplete soil moisture in South America and increase stress on crops.

A portion of the Partnership’s gains for the quarter was offset by losses incurred within the energy sector during February from long futures positions in crude oil and its related products as prices fell sharply following news that the U.S. economy grew less than economists expected and manufacturing expanded less than forecast in China and contracted in Europe. Within the metals sector, losses were incurred primarily during March from short positions in gold futures as prices advanced as signs of slowing growth in Europe increased speculation that central banks will expand stimulus, boosting demand for precious metals as a store of value.

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

Interest income on 80% of the Partnership’s daily average equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three months ended March 31, 2013 increased by $346, as compared to the corresponding period in 2012. The increase in interest income was primarily due to higher U.S. Treasury bill rates during the three months ended March 31, 2013 as compared to the corresponding period in 2012. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which neither the Partnership, the Funds nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s net asset value as of the end of the month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three months ended March 31, 2013 decreased by $93,682, as compared to the corresponding period in 2012. The decrease in brokerage fees is due to lower average net assets during the three months ended March 31, 2013 as compared to the corresponding period in 2012.

Management fees are calculated on the portion of the Partnership’s net asset value allocated to each Advisor at the end of the month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2013 decreased by $37,099, as compared to the corresponding period in 2012. The decrease in management fees is due to lower average net assets during the three months ended March 31, 2013 as compared to the corresponding period in 2012.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreement among the Partnership, the General Partner and each Advisor. There were no incentive fees for the three months ended March 31, 2013 and 2012. An Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of March 31, 2013 and December 31, 2012, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	March 31, 2013		December 31, 2012
Graham Capital Management, L.P.	$2,926,898	16%	$2,527,613	14%
Capital Fund Management SA	$—	— %	$6,746,935	36%
Willowbridge Associates, Inc.	$8,611,777	47%	$2,819,833	15%
Eckhardt Trading Company	$6,821,309	37%	$4,721,634	26%
SandRidge Capital, L.P.	$—	— %	$1,728,825	9%

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

Exchange maintenance margin requirements have been used by the Partnership and the Funds as the measure of their Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investment in the Funds, as of March 31, 2013 and December 31, 2012. The remaining trading Value at Risk tables reflect the market sensitive instruments held by each Fund separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2013 and December 31, 2012. As of March 31, 2013, the Partnership’s total capitalization was $18,359,984.

March 31, 2013

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$443,768	2.42%
Energy	120,255	0.65%
Grains	38,501	0.21%
Indices	493,878	2.69%
Interest Rates U.S.	229,398	1.25%
Interest Rates Non-U.S.	214,949	1.17%
Metals	73,249	0.40%
Softs	32,827	0.18%

Total	$1,646,825	8.97%

As of December 31, 2012, the Partnership’s total capitalization was $18,544,840. December 31, 2012

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$385,082	2.08%
Energy	74,579	0.40%
Grains	50,119	0.27%
Indices	294,290	1.59%
Interest Rates U.S.	67,595	0.36%
Interest Rates Non-U.S.	145,799	0.79%
Metals	74,986	0.40%
Softs	14,239	0.08%

Total	$1,106,689	5.97%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of March 31, 2013 and December 31, 2012 and the highest and lowest value at any point and the average value during the three months ended March 31, 2013 and for the twelve months ended December 31, 2012. All open position trading risk exposures of the Funds have been included in calculating the figures set forth below.

As of March 31, 2013, Willowbridge Master’s total capitalization was $86,287,869. The Partnership owned approximately 10.0% of Willowbridge Master. As of March 31, 2013, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

March 31, 2013

			Three months ended March 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,118,100	1.30%	$2,058,475	$148,500	$1,171,821
Indices	596,583	0.69%	6,842,689	352,000	1,329,948
Interest Rates U.S.	766,750	0.89%	1,021,680	235,000	456,389

Total	$2,481,433	2.88%

*	Average of month-end Values at Risk.

As of December 31, 2012, Willowbridge Master’s total capitalization was $39,257,082 and there were no amounts at risk. The Partnership owned approximately 7.2% of Willowbridge Master.

As of March 31, 2013, Graham Master’s total capitalization was $72,706,088. The Partnership owned approximately 4.2% of Graham Master. As of March 31, 2013, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

March 31, 2013

			Three months ended March 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,660,626	5.03%	$5,000,207	$3,107,628	$3,663,639
Energy	678,298	0.93%	1,417,325	405,059	774,033
Grains	437,050	0.60%	714,250	350,474	441,855
Indices	5,262,299	7.24%	5,882,185	3,961,891	4,731,273
Interest Rates U.S.	874,475	1.20%	874,575	537,325	701,250
Interest Rates Non-U.S.	2,644,302	3.64%	2,659,126	1,276,455	1,978,115
Metals	1,381,837	1.90%	1,522,953	545,530	1,071,267
Softs	462,192	0.64%	511,259	308,329	406,507

Total	$15,401,079	21.18%

*	Average of month-end Values at Risk.

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

As of March 31, 2013, Eckhardt Master’s total capitalization was $20,934,029. The Partnership owned approximately 32.8% of Eckhardt Master. As of March 31, 2013, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:

March 31, 2013

			Three months ended March 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$543,328	2.60%	$945,143	$330,467	$475,304
Energy	279,775	1.34%	299,925	123,150	212,958
Grains	61,417	0.29%	183,331	61,417	93,536
Indices	650,011	3.10%	755,546	475,576	612,020
Interest Rates U.S.	353,644	1.69%	353,644	27,783	277,868
Interest Rates Non-U.S.	316,732	1.51%	372,076	116,551	289,886
Metals	46,378	0.22%	213,999	43,587	82,645
Softs	40,900	0.20%	40,900	6,000	22,733

Total	$2,292,185	10.95%

•	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Subprime Mortgage–Related Litigation and Other Matters

Securities Actions:

On March 13, 2009, defendants filed a motion to dismiss the complaint. On July 12, 2010, the court issued an opinion and order dismissing plaintiffs’ claims under Section 12 of the Securities Act of 1933, as amended, but denying defendants motion to dismiss certain claims under Section 11. On September 30, 2010, the district court entered a scheduling order in IN RE CITIGROUP INC. BOND LITIGATION. Fact discovery began in November 2010, and plaintiffs’ motion to certify a class was fully briefed. On March 25, 2013, the United States District Court for the Southern District of New York entered an order preliminarily approving the parties proposed settlement of IN RE CITIGROUP INC. BOND LITIGATION, pursuant to which Citigroup and certain of its subsidiaries will pay $730 million in exchange for a release of all claims asserted on behalf of the settlement class. A fairness hearing is scheduled for July 23, 2013.

RMBS Litigation and Other Matters

Beginning in July 2010, Citigroup and certain of its subsidiaries have been named as defendants in complaints filed by purchasers of mortgage-backed security (“MBS”) and collateralized debt obligation (“CDO”) sold or underwritten by Citigroup and certain of its subsidiaries. The MBS-related complaints generally assert that the defendants made material misrepresentations and omissions about the credit quality of the mortgage loans underlying the securities, such as the underwriting standards to which the loans conformed, the loan-to-value ratio of the loans, and the extent to which the mortgaged properties were owner-occupied, and typically assert claims under Section 11 of the Securities Act of 1933, state blue sky laws, and/or common-law misrepresentation-based causes of action. The CDO-related complaints further allege that the defendants adversely selected or permitted the adverse selection of CDO collateral without full disclosure to investors. The plaintiffs in these actions generally seek rescission of their investments, recovery of their investment losses, or other damages. Other purchasers of MBS and CDOs sold or underwritten by Citigroup and certain of its subsidiaries have threatened to file additional suits, for some of which Citigroup and certain of its subsidiaries has agreed to toll (extend) the statute of limitations.

The filed actions generally are in the early stages of proceedings, and certain of the actions or threatened actions have been resolved through settlement or otherwise. The aggregate original purchase amount of the purchases at issue in the filed suits is approximately $12 billion, and the aggregate original purchase amount of the purchases covered by tolling agreements with investors threatening litigation is approximately $6 billion. The largest MBS investor claim against Citigroup and certain of its subsidiaries, as measured by the face value of purchases at issue, has been asserted by the Federal Housing Finance Agency, as conservator for Fannie Mae and Freddie Mac. This suit was filed on September 2, 2011, and has been coordinated in the United States District Court for the Southern District of New York with fifteen other related suits brought by the same plaintiff against various other financial institutions. Motions to dismiss in the coordinated suits have been denied in large part, and discovery is proceeding. An interlocutory appeal currently is pending in the United States Court of Appeals for the Second Circuit on issues common to all of the coordinated suits.

On April 5, 2013, the United States Court of Appeals for the Second Circuit denied defendants’ appeal from the district court’s denial of defendants’ motion to dismiss in FEDERAL HOUSING FINANCE AGENCY v. UBS AMERICAS, INC., ET AL., a parallel case to FEDERAL HOUSING FINANCE AGENCY v. ALLY FINANCIAL INC., ET AL., FEDERAL HOUSING FINANCE AGENCY v. CITIGROUP INC., ET AL., and FEDERAL HOUSING FINANCE AGENCY v. JPMORGAN CHASE & CO., ET AL.

On March 26, 2013, the United States Court of Appeals for the Second Circuit denied defendants’ petition for review of the district court’s October 15, 2012 order granting lead plaintiffs’ amended motion for class certification in NEW JERSEY CARPENTERS HEALTH FUND V. RESIDENTIAL CAPITAL LLC, ET AL. Plaintiffs allege federal securities law claims on behalf of a putative class of purchasers of MBSs issued by Residential Accredited Loans, Inc. CGM is named as an underwriter defendant.

On January 18, 2013, defendants filed a notice of appeal from the New York Supreme Court’s order granting in part and denying in part defendants’ motion to dismiss in LORELEY FINANCING (JERSEY) NO. 3 LTD., ET AL. v. CITIGROUP GLOBAL MARKETS INC., ET AL.

Auction-rate Securities-Related Litigation and Other Matters

Antitrust Actions: On March 5, 2013, the United States Court of Appeals for the Second Circuit affirmed the district court’s dismissal of two putative class actions brought on behalf of purchasers and issuers of auction rate securities for alleged violations of Section 1 of the Sherman Antitrust Act.

Other Matters

Terra Securities ASA Konkursbo, et al. v. Citigroup Inc., et al.: On August 10, 2009, Norwegian securities firm Terra Securities ASA Konkursbo and seven Norwegian municipalities filed a complaint in the United States District Court for the Southern District of New York against Citigroup and certain of its subsidiaries, including CGM and Citigroup Alternative Investments LLC. The complaint asserts, among other things, claims for fraud and negligent misrepresentation as well as claims under Sections 10 and 20 of the Securities Exchange Act of 1934 arising out of the municipalities’ purchase of fund-linked notes acquired from the now-defunct securities firm, Terra Securities, which in turn acquired those notes from Citigroup and certain of its subsidiaries. Plaintiffs seek approximately $120 million in compensatory damages, plus punitive damages. Plaintiffs allege that, among other things, the municipalities invested in the notes after receiving purportedly false and materially misleading marketing materials that were allegedly prepared by defendants. On March 28, 2013, the United States District Court for the Southern District of New York granted defendants’ motion for summary judgment dismissing all remaining claims asserted by seven Norwegian municipalities. Plaintiffs filed a notice of appeal from this ruling to the United States Court of Appeals for the Second Circuit.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, other than as set forth below.

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

An advisor that trades at a higher level of leverage will establish a greater number of positions than it would establish for an account of similar size traded at the advisor’s standard leverage. Accordingly, a greater amount of the Partnership’s assets will be committed to margin in such situations than if the advisor traded its program at standard leverage. Trading at a higher level of leverage may increase the volatility of the Partnership’s account.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 – January 31, 2013	124.8330	$1,422.93	N/A	N/A
February 1, 2013 – February 28, 2013	38.2780	$1,402.32	N/A	N/A
March 1, 2013 – March 31, 2013	71.0710	$1,419.88	N/A	N/A
	234.1820	$1,418.64

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3. Defaults Upon Senior Securities — None.

Item 4. Mine Safety Disclosures — Not Applicable.

Item 5. Other Information – None.

Item 6. Exhibits

Exhibit

3.1(a)	Certificate of Limited Partnership dated May 10, 1994 (filed as Exhibit 3.1(a) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership dated July 31, 1995 (filed as Exhibit 3.1(b) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership dated October 1, 1999 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Change of the Certificate of Limited Partnership effective January 31, 2000 (filed as Exhibit 3.1(d) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership dated May 21, 2003 (filed as Exhibit 3.1(e) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(f) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(g) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(h)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(i)	Certificate of Amendment of the Certificate of Limited Partnership dated April 12, 2010 (filed as Exhibit 3.1(i) to the Form 8-K/A filed on April 14, 2010 and incorporated herein by reference).

(j)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.1 to the Current Report on form 8-K filed on July 2, 2010 and incorporated herein by reference).

(k)	Certificate of Amendment of the Certificate of Limited Partnership dated September 2, 2011 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

3.2	Limited Partnership Agreement (attached as Exhibit A to the Registration Statement on Form S-1 filed on May 29, 1996 and incorporated herein by reference).

10.1	Customer Agreement between the Partnership and Smith Barney (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on May 29, 1996 and incorporated herein by reference).

10.2	Form of Subscription Agreement (attached as Exhibit B to the Registration Statement on Form S-1 filed on May 29, 1996 and incorporated herein by reference).

10.3	Form of Escrow Agreement (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

10.4(a)	Management Agreement among the Partnership, the General Partner and Willowbridge (filed as Exhibit 10.7 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed on March 30, 1998 and incorporated herein by reference).

(b)	Letter extending Management Agreement with Willowbridge from June 30, 2012 through June 30, 2013 (filed as Exhibit 10.4(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 27, 2013 and incorporated herein by reference).

(c)	Amendment to the Management Agreement dated January 1, 2013, by and among the Partnership, Ceres Managed Futures LLC and Willowbridge Associates Inc. (filed as an exhibit to the Current Report on Form 8-K filed on January 7, 2013 and incorporated herein by reference).

10.6(a)	Management Agreement among the Partnership, the General Partner and Graham (filed as Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on March 29, 2001 and incorporated herein by reference).

(b)	Letter extending Management Agreement with Graham from June 30, 2012 through June 30, 2013 (filed as Exhibit 10.6(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 27, 2013 and incorporated herein by reference).

10.7(a)	Amended and Restated Management Agreement among the Partnership, the General Partner and CFM (filed as Exhibit 10.7A to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on March 30, 2012 and incorporated herein by reference).

(b)	Letter extending Management Agreement with CFM from June 30, 2012 through June 30, 2013 (filed as Exhibit 10.7(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 27, 2013 and incorporated herein by reference).

10.8(a)	Management Agreement among the Partnership, the General Partner and Eckhardt (filed as Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed on August 14, 2008 and incorporated herein by reference).

(b)	Letter extending Management Agreement with Eckhardt Trading Company from June 30, 2012 through June 30, 2013 (filed as Exhibit 10.8(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 27, 2013 and incorporated herein by reference).

10.9(a)	Management Agreement among the Partnership, the General Partner and SandRidge (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 2, 2009 and incorporated herein by reference).

(b)	Letter extending Management Agreement with SandRidge from June 30, 2012 through June 30, 2013 (filed as Exhibit 10.9(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 27, 2013 and incorporated herein by reference).

10.10	Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 filed August 14, 2009 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

32.1	Section 1350 Certification (Certification of President and Director).

32.2	Section 1350 Certification (Certification of Chief Financial Officer and Director).

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema Document.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101. LAB	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diversified Multi-Advisor Futures Fund L.P. II

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date: May 15, 2013

By:	/s/ Damian George
Damian George
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: May 15, 2013