Form 10-Q
period 2013-06-30
DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P. II
filed 2013-08-14
CIK 923660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes           No  X

As of July 31, 2013, 12,263.6454 Limited Partnership Redeemable Units were outstanding.

DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P. II

FORM 10-Q

PART I

Item 1. Financial Statements

Diversified Multi-Advisor Futures Fund L.P. II

Statements of Financial Condition

	(Unaudited) June 30, 2013	December 31, 2012
Assets:
Investment in Funds, at fair value	$17,789,433	$12,034,895
Equity in trading account:
Cash	19,613	6,882,148
Cash margin	—	76,517

Total trading equity	17,809,046	18,993,560
Interest receivable	—	291

Total assets	$17,809,046	$18,993,851

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$—	$76,517
Accrued expenses:
Brokerage fees	89,045	94,586
Management fees	25,571	31,256
Other	19,981	69,996
Redemptions payable	187,400	176,656

Total liabilities	321,997	449,011

Partners’ Capital:
General Partner, 142.3844 and 196.3844 unit equivalents at June 30, 2013 and December 31, 2012, respectively	199,565	275,510
Limited Partners, 12,334.2094 and 13,022.4684 Redeemable Units outstanding at June 30, 2013 and December 31, 2012, respectively	17,287,484	18,269,330

Total partners’ capital	17,487,049	18,544,840

Total liabilities and partners’ capital	$17,809,046	$18,993,851

Net asset value per unit	$1,401.59	$1,402.91

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P. II

Condensed Schedule of Investments

June 30, 2013

(Unaudited)

	Fair Value	% of Partners’ Capital
Investment in Funds
CMF Willowbridge Master Fund L.P.	$9,477,266	54.20%
CMF Graham Capital Master Fund L.P.	2,259,434	12.92
CMF Eckhardt Master Fund L.P.	6,052,733	34.61

Total Investment in Funds, at fair value	$17,789,433	101.73%

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

Diversified Multi-Advisor Futures Fund L.P. II

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Investment Income:
Interest income	$—	$860	$—	$1,596
Interest income from investment in Funds	887	1,535	3,114	2,680

Total investment income (loss)	887	2,395	3,114	4,276

Expenses:
Brokerage fees including clearing fees	299,743	361,027	600,199	755,165
Management fees	80,119	109,399	158,319	224,698
Other	55,181	52,002	81,133	102,315

Total expenses	435,043	522,428	839,651	1,082,178

Net investment income (loss)	(434,156)	(520,033)	(836,537)	(1,077,902)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	—	(521,512)	(76,517)	(663,526)
Net realized gains (losses) on investment in Funds	57,915	642,743	602,287	1,051,287
Change in net unrealized gains (losses) on open contracts	—	311,760	76,517	(72,996)
Change in net unrealized gains (losses) on investments in Funds	161,372	(305,975)	242,469	(344,855)

Total trading results	219,287	127,016	844,756	(30,090)

Net income (loss)	(214,869)	(393,017)	8,219	(1,107,992)
Redemptions — General Partner	—	—	(75,725)	—
Redemptions — Limited Partners	(658,066)	(902,597)	(990,285)	(1,308,675)

Net increase (decrease) in Partners’ Capital	(872,935)	(1,295,614)	(1,057,791)	(2,416,667)
Partners’ Capital, beginning of period	18,359,984	22,082,931	18,544,840	23,203,984

Partners’ Capital, end of period	$17,487,049	$20,787,317	$17,487,049	$20,787,317

Net asset value per unit (12,476.5938 and 13,903.7138 units outstanding at June 30, 2013 and 2012, respectively)	$1,401.59	$1,495.09	$1,401.59	$1,495.09

Net income (loss) per unit*	$(18.29)	$(27.60)	$(1.32)	$(77.06)

Weighted average units outstanding	12,733.9321	14,392.8370	12,919.4018	14,512.2872

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

June 30, 2013

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc.

As of June 30, 2013 all trading decisions are made for the Partnership by Graham Capital Management L.P. (“Graham”), Willowbridge Associates Inc. (“Willowbridge”) and Eckhardt Trading Company (“Eckhardt”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the other Advisors indirectly through investments in master funds.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of its initial capital contribution and profits, if any, net of distributions and losses, if any.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2013 and December 31, 2012, and the results of its operations and changes in partners’ capital for the three months ended June 30, 2013 and 2012. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2012.

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

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

June 30, 2013

(Unaudited)

2. Financial Highlights:

Changes in the net asset value per unit for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net realized and unrealized gains (losses) *	$(7.74)	$(16.56)	$17.01	$(54.83)
Interest Income	0.07	0.17	0.23	0.30
Expenses **	(10.62)	(11.21)	(18.56)	(22.53)

Increase (decrease) for the period	(18.29)	(27.60)	(1.32)	(77.06)
Net asset value per unit, beginning of period	1,419.88	1,522.69	1,402.91	1,572.15

Net asset value per unit, end of period	$1,401.59	$1,495.09	$1,401.59	$1,495.09

*	Includes brokerage fees.

**	Excludes brokerage fees.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Ratios to Average Net Assets:***
Net investment income (loss)	(9.6)%	(9.6)%	(9.2)%	(9.7)%
Incentive fees	—%	—%	—%	—%

Net investment income (loss) before incentive fees ****	(9.6)%	(9.6)%	(9.2)%	(9.7)%

Operating expenses	9.6%	9.7%	9.3%	9.7%
Incentive fees	—%	%	—%	%

Total expenses	9.6%	9.7%	9.3%	9.7%

Total return:
Total return before incentive fees	(1.3)%	(1.8)%	(0.1)%	(4.9)%
Incentive fees	—%	—%	—%	—%

Total return after incentive fees	(1.3)%	(1.8)%	(0.1)%	(4.9)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

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

During the second quarter of 2013, CMF Graham Capital Master Fund L.P. entered into brokerage account agreements with Morgan Stanley & Co. LLC (“MS&Co”). The Partnership, through its investment in the Funds, will pay MS&Co. a service fee equal to $0.70 per round-turn for futures transactions, an equivalent amount for swaps, excluding forward foreign currency transactions, and $0.35 per side for option transactions, excluding foreign exchange options. CMF Graham Capital Master Fund L.P. commenced trading in June 2013. Subsequent to June 30, 2013, CMF Willowbridge Master Fund L.P. and CMF Eckhardt Master Fund L.P. entered into brokerage account agreements with MS&Co. and expect to commence trading during the third quarter of 2013.

Effective April 12, 2013, CMF Graham Capital entered into a foreign exchange brokerage agreement with MS&Co. and commenced trading on or about May 1, 2013. The Partnership, through its investment in the Funds, will pay MS&Co. a foreign exchange prime brokerage fee equal to $4 per $1 million (notional) spot and forward foreign currency contracts transacted each month.

The customer agreements between the Partnership and Citigroup Global Markets, Inc. (“CGM”) and the Funds and MS&Co, as applicable, give the Partnership and the Funds, respectively, the legal right to net unrealized gains and losses on open futures contracts and open forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and on open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended June 30, 2012 was 577. The monthly average number of futures contracts traded directly by the Partnership during the six months ended June 30, 2012 was 814. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended June 30, 2012 was 597. The monthly average number of metals forward contracts traded directly by the Partnership during the six months ended June 30, 2013 and 2012 was 109 and 611, respectively.

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

June 30, 2013

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

There were no direct investments at June 30, 2013. The following table summarizes the valuation of the Partnership’s direct investments as of December 31, 2012.

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

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

June 30, 2013

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and six months ended June 30, 2012.

Sector	Three Months Ended June 30, 2012 Gain (loss) from trading	Six Months Ended June 30, 2012 Gain (loss) from trading
Currencies	$(56,488)	$(164,515)
Energy	(65,404)	110,390
Grains	(20,075)	(150,660)
Indices	(442,344)	(242,853)
Interest Rates U.S.	80,316	(4,168)
Interest Rates Non-U.S.	308,830	16,566
Livestock	(2,070)	587
Softs	40,188	19,359
Metals	(52,705)	(321,228)

Total	$(209,752)**	$(736,522)**

**	This amount is in “Total trading results” on the Statements of Income and Expenses and Changes in Partners’ Capital.

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

June 30, 2013

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in Funds (other commodity pools) where there are no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended June 30, 2013 and December 31, 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2013 and for the year ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 or Level 2.

	June 30, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$17,789,433	$—	$17,789,433	$—

Net fair value	$17,789,433	$—	$17,789,433	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$12,034,895	$—	$12,034,895	$—
Forwards	894,398	894,398	—	—

Total assets	12,929,293	894,398	12,034,895	—

Liabilities
Forwards	$970,915	$970,915	$—	$—

Total liabilities	970,915	970,915	—	—

Net fair value	$11,958,378	$(76,517)	$12,034,895	$—

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

June 30, 2013

(Unaudited)

5. Investment in Funds:

The assets allocated to CFM for trading were invested directly pursuant to CFM’s Discus (1.5x Leverage) Program, a proprietary, systematic trading system. The Partnership terminated its direct allocation to CFM on December 31, 2012 for cash equal to $6,746,935.

On July 1, 2005, the assets allocated to Willowbridge for trading were invested in CMF Willowbridge Master Fund L.P. (formerly, the Willowbridge Argo Master Fund L.P.) (“Willowbridge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 10,980.9796 units of Willowbridge Master with cash equal to $9,895,326 and a contribution of open commodity futures and forward positions with a fair value of $1,085,654. Willowbridge Master was formed in order to permit accounts managed by Willowbridge using its W/Praxis Futures Trading Approach, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership, are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Willowbridge agreed that Willowbridge will trade the Partnership’s assets allocated to Willowbridge at a level that is up to 3 times the amount of assets allocated. Prior to January 1, 2013, Willowbridge traded the Partnership’s assets pursuant to its Argo Trading System.

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended June 30, 2013.

Willowbridge Master’s, Graham Master’s and Eckhardt Master’s (collectively, the “Funds”) and the Partnership’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. References to “Funds” included in this report may also include, as relevant, reference to SandRidge Master. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with CGM and/or MS&Co, as applicable.

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

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

June 30, 2013

(Unaudited)

As of June 30, 2013, the Partnership owned approximately 9.2%, 4.1% and 32.8%, of Willowbridge Master, Graham Master and Eckhardt Master, respectively. As of December 31, 2012, the Partnership owned approximately 7.2%, 3.2%, 25.8% and 0.6%, of Willowbridge Master, Graham Master, Eckhardt Master and SandRidge Master, respectively. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables.

	June 30, 2013
	Total Assets	Total Liabilities	Total Capital
Willowbridge Master	$102,723,073	$46,849	$102,676,224
Graham Master	56,677,673	1,055,763	55,621,910
Eckhardt Master	18,487,889	24,349	18,463,540

Total	$177,888,635	$1,126,961	$176,761,674

	December 31, 2012
	Total Assets	Total Liabilities	Total Capital
Willowbridge Master	$39,742,467	$485,385	$39,257,082
Graham Master	85,313,676	377,625	84,936,051
Eckhardt Master	18,542,577	112,971	18,429,606
SandRidge Master	294,670,281	2,521,288	292,148,993

Total	$438,269,001	$3,497,269	$434,771,732

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended June 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$(131,517)	$10,840,412	$10,708,895
Graham Master	(67,902)	(3,765,050)	(3,832,952)
Eckhardt Master	(49,056)	(1,990,468)	(2,039,524)

Total	$(248,475)	$5,084,894	$4,836,419

	For the six months ended June 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$(240,793)	$12,917,087	$12,676,294
Graham Master	(140,795)	3,770,508	3,629,713
Eckhardt Master	(91,968)	(1,376,098)	(1,468,066)
SandRidge Master	(68,488)	129,650	61,162

Total	$(542,044)	$15,441,147	$14,899,103

	For the three months ended June 30, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$(26,816)	$3,554,069	$3,527,253
Graham Master	(106,234)	(4,020,363)	(4,126,597)
Eckhardt Master	(38,970)	861,530	822,560
SandRidge Master	(147,416)	(1,485,490)	(1,632,906)

Total	$(319,436)	$(1,090,254)	$(1,409,690)

	For the six months ended June 30, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$(51,109)	$1,474,001	$1,422,892
Graham Master	(261,107)	(958,694)	(1,219,801)
Eckhardt Master	(89,890)	1,107,140	1,017,250
SandRidge Master	(379,660)	48,083,724	47,704,064

Total	$(781,766)	$49,706,171	$48,924,405

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

June 30, 2013

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds is shown in the following tables.

	June 30, 2013		For the three months ended June 30, 2013
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Willowbridge Master	54.20%	$9,477,266	$1,014,433	$10,059	$2,665	$1,001,709	Commodity Portfolio	Monthly
Graham Master	12.92%	2,259,434	(141,925)	2,300	662	(144,887)	Commodity Portfolio	Monthly
Eckhardt Master	34.61%	6,052,733	(652,334)	9,877	6,526	(668,737)	Commodity Portfolio	Monthly

Total		$17,789,433	$220,174	$22,236	$9,853	$188,085

	June 30, 2013		For the six months ended June 30, 2013
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Willowbridge Master	54.20%	$9,477,266	$1,178,829	$18,927	$5,380	$1,154,522	Commodity Portfolio	Monthly
Graham Master	12.92%	2,259,434	147,190	4,542	1,380	141,268	Commodity Portfolio	Monthly
Eckhardt Master	34.61%	6,052,733	(480,848)	18,188	12,432	(511,468)	Commodity Portfolio	Monthly
SandRidge Master	0.00%	—	2,699	295	1,214	1,190	Energy Portfolio	Monthly

Total		$17,789,433	$847,870	$41,952	$20,406	$785,512

	December 31, 2012		For the three months ended June 30, 2012
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Willowbridge Master	15.28%	$2,832,717	$254,909	$834	$1,475	$252,600	Commodity Portfolio	Monthly
Graham Master	14.62%	2,711,863	(133,862)	3,232	593	(137,687)	Commodity Portfolio	Monthly
Eckhardt Master	25.62%	4,751,594	222,834	6,086	4,688	212,060	Commodity Portfolio	Monthly
SandRidge Master	9.38%	1,738,721	(5,578)	709	527	(6,814)	Energy Portfolio	Monthly

Total		$12,034,895	$338,303	$10,861	$7,283	$320,159

	December 31, 2012		For the six months ended June 30, 2012
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Willowbridge Master	15.28%	$2,832,717	$114,912	$1,483	$2,647	$110,782	Commodity Portfolio	Monthly
Graham Master	14.62%	2,711,863	(44,019)	7,662	1,039	(52,720)	Commodity Portfolio	Monthly
Eckhardt Master	25.62%	4,751,594	285,608	15,083	9,351	261,174	Commodity Portfolio	Monthly
SandRidge Master	9.38%	1,738,721	352,611	1,999	1,087	349,525	Energy Portfolio	Monthly

Total		$12,034,895	$709,112	$26,227	$14,124	$668,761

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

June 30, 2013

(Unaudited)

6. Financial Instrument Risks:

In the normal course of business, the Partnership (through its investments in the Funds) and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forward and option contracts. OTC contracts are negotiated between contracting parties and include certain forward, swap and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 0.1% to 8.7% of the Partnership’s/Fund’s contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk, as CGM and/or MS&Co. or their affiliates are the counterparties or brokers with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM/MS&Co., the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

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

June 30, 2013

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended June 30, 2013 and December 31, 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2013 and for the year ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

June 30, 2013

(Unaudited)

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

The Partnership and the Funds do not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations due to changes in market prices of investments held. Such fluctuations are included in net income (loss) on investments in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

June 30, 2013

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

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that, other than that described in Note 3 to the financial statements, there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Recent Accounting Pronouncements. In June 2013, the FASB issued ASU 2013-08, “Financial Services — Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements”. ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. The Partnership is currently evaluating the impact this pronouncement would have on the financial statements.

Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. The Partnership’s assets are its (i) investment in Funds, (ii) equity in its trading account, consisting of cash and cash equivalents and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2013.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2013, Partnership capital decreased 5.7% from $18,544,840 to $17,487,049. This decrease was attributable to the redemptions of 688.2590 Redeemable Units resulting in an outflow of $990,285 and 54.0000 General Partner unit equivalents totaling $75,725, which was partially offset by the net income of $8,219. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2013, the net asset value per unit decreased 1.3% from $1,419.88 to $1,401.59 as compared to a decrease of 1.8% in the second quarter of 2012. The Partnership experienced a net trading gain (comprised of net realized gains (losses) on closed positions and investment in Funds and change in net unrealized gains (losses) on open positions and investment in Funds) before brokerage fees and related fees in the second quarter of 2013 of $219,287. Gains were primarily attributable to the Partnership’s and the Funds’ trading of commodity futures in grains, indices, metals and softs and were partially offset by losses in U.S. and non-U.S. interest rates, currencies, energy and livestock. The Partnership experienced a net trading gain before brokerage fees and related fees in the second quarter of 2012 of $127,016. Gains were primarily attributable to the Partnership’s and the Funds’ trading of commodity futures in U.S. and non-U.S. interest rates and softs and were partially offset by losses in currencies, energy, grains, indices, livestock and metals.

The most significant losses were incurred in the global interest rate sector, primarily during May and June, from long positions in European fixed income futures as prices declined on speculation central banks across Europe, the U.S., and Japan may curtail their asset purchase programs. Additional losses were recorded from long positions in Australian bond futures. Within the currency sector, losses were recorded during the quarter from long positions in the British pound, euro, and Swiss franc as the value of these European currencies moved lower relative to the U.S. dollar in the latter half of June on concern of weakness in European economies. The value of the British pound also fell on speculation the Bank of England will make additional asset purchases and devalue the currency further. Within the energy markets, losses were experienced from long positions in natural gas futures as prices declined during May on forecasts of mild weather and bigger-than-expected inventories in the U.S. In June, losses in energy were sustained from short futures positions in gas oil, heating oil, and Brent crude oil as prices rose from a steadily improving U.S. economy and from concern of supply disruptions fanned by escalating Mideast tensions. The Partnership’s losses during the quarter were offset by gains within the metals sector from short positions in precious and industrial metals futures as prices declined due to several factors including low or falling inflation readings, outflows from related Exchange Traded Products, and signs of slower global economic growth, especially in China. Within the global stock indices, gains were experienced, primarily in April and May, from long futures positions in Pacific Rim, European, and U.S. equity index futures as equity index prices were driven higher by an improving U.S. jobs market, a calming of European debt concerns, and a Japanese stimulus package. Within the agricultural complex, short positions in sugar futures were profitable as prices moved lower during May on forecasts of large crop yields in Brazil and Thailand. Additional gains were recorded from long positions in soybean futures.

During the Partnership’s six months ended June 30, 2013, the net asset value per unit decreased 0.1% from $1,402.91 to $1,401.59 as compared to a decrease of 4.9% during the six months ended June 30, 2012. The Partnership experienced a net trading gain (comprised of net realized gains (losses) on closed positions and investment in Funds and change in net unrealized gains (losses) on open positions and investment in Funds) before brokerage fees and related fees during the six months ended June 30, 2013 of $844,756. Gains were primarily attributable to the Partnership’s and the Funds’ trading of commodity futures in currencies, grains, indices, metals and softs and were partially offset by losses in energy, livestock and U.S. and non-U.S. interest rates. The Partnership experienced a net trading loss before brokerage fees and related fees during the six months ended June 30, 2012 of $30,090. Losses were primarily attributable to the Partnership’s and the Funds’ trading of commodity futures in currencies, grains, indices, livestock and metals and were partially offset by gains in energy, U.S. and non-U.S. interest rates and softs.

The most significant losses were recorded within global interest rate sector primarily during January and May from long positions in European and U.S. fixed income futures as prices declined amid positive economic data and speculation central banks across Europe and the U.S. may curtail their asset purchase programs. Within the energy complex, losses were primarily in February, May, and June. In February, lower prices due to sluggish global demand, a stronger U.S. dollar, and an increased production of crude oil in the United States resulted in losses for the Partnership’s long positions. As prices whipsawed in May and June, losses came from short positions in gas oil and Brent crude oil as prices rose with concern that escalating Mideast tensions will disrupt supplies. The Partnership’s losses during the first half of the year were offset by gains incurred within the metals sector across much of the two quarters from short positions in precious and industrial metals futures as prices declined due to several factors including low or falling inflation readings, concern that European central banks will sell gold reserves to help fund bail-out costs, outflows from related Exchange Traded Products, and signs of slower global economic growth, especially in China. Within the global stock indices sector gains were recorded for the majority of the first two quarters from long futures positions in Pacific Rim, European, and U.S. equity index futures as prices rose due to optimism central banks will maintain loose monetary policies to boost economic growth. Stock prices were further driven higher by an improving U.S. jobs market, a calming of European debt concerns, and a Japanese stimulus package. Within the agriculturals complex, profits were recorded from short positions in wheat futures as prices fell in February after snowfall in the U.S. Great Plains caused drought concerns. Smaller gains were recorded from short positions in coffee and sugar futures as prices declined during the second quarter. Additional gains were recorded in the currency markets from short positions in Japanese yen versus the U.S. dollar as the continued commitment of the Japanese government to its ongoing fiscal stimulus policy weakened the relative value of the Asian nation’s currency.

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

Interest income on 80% of the Partnership’s daily average equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM and/or MS&Co, as applicable, based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three and six months ended June 30, 2013 decreased by $1,508 and $1,162, respectively, as compared to the corresponding periods in 2012. The decrease in interest income was primarily due to lower U.S. Treasury bill rates and lower average daily equity during the three and six months ended June 30, 2013 as compared to the corresponding periods in 2012. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which neither the Partnership, the Funds nor CGM/MS&Co has control.

Brokerage fees are calculated as a percentage of the Partnership’s net asset value as of the end of the month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and six months ended June 30, 2013 decreased by $61,284 and $154,966, respectively, as compared to the corresponding periods in 2012. The decrease in brokerage fees is due to lower average net assets during the three and six months ended June 30, 2013 as compared to the corresponding periods in 2012.

Management fees are calculated on the portion of the Partnership’s net asset value allocated to each Advisor at the end of the month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2013 decreased by $29,280 and $66,379, respectively, as compared to the corresponding periods in 2012. The decrease in management fees is due to lower average net assets during the three and six months ended June 30, 2013 as compared to the corresponding periods in 2012.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreement among the Partnership, the General Partner and each Advisor. There were no incentive fees for the three and six months ended June 30, 2013 and 2012. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of June 30, 2013 and March 31, 2013, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	June 30, 2013		March 31, 2013
Graham Capital Management, L.P.	$2,251,763	13%	$2,926,898	16%
Willowbridge Associates, Inc.	$9,228,317	53%	$8,611,777	47%
Eckhardt Trading Company	$6,006,969	34%	$6,821,309	37%

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investment in the Funds, as of June 30, 2013 and December 31, 2012. The remaining trading Value at Risk tables reflect the market sensitive instruments held by each Fund separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2013 and December 31, 2012. As of June 30, 2013, the Partnership’s total capitalization was $17,487,049.

June 30, 2013

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$491,717	2.81%
Commodities	566,112	3.24%
Indices	220,335	1.26%
Interest Rates	286,939	1.64%

Total	$1,565,103	8.95%

As of December 31, 2012, the Partnership’s total capitalization was $18,544,840. December 31, 2012

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$385,082	2.08%
Energy	74,579	0.40%
Grains	50,119	0.27%
Indices	294,290	1.59%
Interest Rates U.S.	67,595	0.36%
Interest Rates Non-U.S.	145,799	0.79%
Metals	74,986	0.40%
Softs	14,239	0.08%

Total	$1,106,689	5.97%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of June 30, 2013 and December 31, 2012 and the highest and lowest value at any point and the average value during the three months ended June 30, 2013 and for the twelve months ended December 31, 2012. All open position trading risk exposures of the Funds have been included in calculating the figures set forth below.

As of June 30, 2013, Willowbridge Master’s total capitalization was $102,676,224. The Partnership owned approximately 9.2% of Willowbridge Master. As of June 30, 2013, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

June 30, 2013

				Three months ended June 30, 2013
Market Sector	Value at Risk	% of Total Capitalization		High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,933,864	2.86%		$4,689,300	$262,600	$1,876,885
Energy	645,150	0.63%		1,496,900	606,300	632,600
Grains	678,000	0.66%		724,800	678,000	682,067
Interest Rates U.S.	236,700	0.23%		1,628,676	8,280	544,834
Interest Rates Non-U.S.	4,265	0.00%	**	1,008,316	4,265	385,984
Livestock	206,000	0.20%		206,000	184,200	193,850
Metals	1,308,845	1.28%		1,409,895	556,200	1,325,445
Softs	702,225	0.68%		897,050	651,550	719,189

Total	$6,715,049	6.54%

*	Average of month-end Values at Risk.
**	Due to rounding.

As of December 31, 2012, Willowbridge Master’s total capitalization was $39,257,082 and there were no amounts at risk. The Partnership owned approximately 7.2% of Willowbridge Master.

As of June 30, 2013, Graham Master’s total capitalization was $55,621,910. The Partnership owned approximately 4.1% of Graham Master. As of June 30, 2013, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

June 30, 2013

			Three months ended June 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,632,544	6.53%	$5,464,169	$187,679	$4,031,569
Interest Rate	1,269,689	2.28%	4,059,574	1,269,689	3,088,203
Indices	3,318,320	5.97%	5,847,239	2,966,268	4,767,817
Commodity	3,114,187	5.60%	4,077,940	2,765,962	3,386,477

TOTAL	$11,334,740	20.38%

*	Average of month-end Values at Risk.

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

As of June 30, 2013, Eckhardt Master’s total capitalization was $ 18,463,540. The Partnership owned approximately 32.8% of Eckhardt Master. As of June 30, 2013, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:

June 30, 2013

			Three months ended June 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$222,156	1.20%	$703,653	$169,533	$408,225
Energy	115,640	0.63%	353,000	69,920	122,360
Grains	121,000	0.66%	200,679	38,539	132,168
Indices	256,962	1.39%	691,998	242,799	517,745
Interest Rates U.S.	95,250	0.51%	597,942	11,717	273,866
Interest Rates Non -U.S.	553,264	3.00%	586,137	205,455	444,920
Metals	51,600	0.28%	88,000	1,665	33,374
Softs	55,450	0.30%	88,897	43,300	62,483

Total	$1,471,322	7.97%

•	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

Citigroup Global Markets Inc.

Subprime Mortgage–Related Litigation and Other Matters

Securities Actions:

On May 31, 2013, the United States District Court for the Southern District of New York entered an order dismissing with prejudice the consolidated action INTERNATIONAL FUND MANAGEMENT S.A., ET AL. v. CITIGROUP INC., ET AL. and the individual action SWISSCANTO ASSET MANAGEMENT AG, ET AL. v. CITIGROUP INC., ET AL. pursuant to settlement agreements reached by the parties.

RMBS Litigation and Other Matters

Beginning in July 2010, Citigroup and Related Parties have been named as defendants in complaints filed by purchasers of mortgage-backed securities (“MBS”) and collateralized debt obligations (“CDOs”) sold or underwritten by Citigroup and certain of its subsidiaries. The MBS-related complaints generally assert that the defendants made material misrepresentations and omissions about the credit quality of the mortgage loans underlying the securities, such as the underwriting standards to which the loans conformed, the loan-to-value ratio of the loans, and the extent to which the mortgaged properties were owner-occupied, and typically assert claims under Section 11 of the Securities Act of 1933, state blue sky laws, and/or common-law misrepresentation-based causes of action. The CDO-related complaints further allege that the defendants adversely selected or permitted the adverse selection of CDO collateral without full disclosure to investors. The plaintiffs in these actions generally seek rescission of their investments, recovery of their investment losses, or other damages. Other purchasers of MBS and CDOs sold or underwritten by Citigroup have threatened to file additional suits, for some of which Citigroup has agreed to toll (extend) the statute of limitations.

The filed actions generally are in the early stages of proceedings, and certain of the actions or threatened actions have been resolved through settlement or otherwise. The aggregate original purchase amount of the purchases at issue in the pending RMBS and CDO investor suits, including claims that have been dismissed but are still subject to appeal or otherwise not fully resolved, is approximately $8 billion, and the aggregate original purchase amount of the purchases covered by tolling agreements with RMBS and CDO investors threatening litigation is approximately $6 billion.

On May 29, 2013, the United States District Court for the Southern District of New York so-ordered the parties’ stipulation of voluntary dismissal with prejudice in FEDERAL HOUSING FINANCE AGENCY v. CITIGROUP INC., ET AL. On June 24, 2013, the court entered orders of voluntary dismissal with prejudice and bar orders in FEDERAL HOUSING FINANCE AGENCY v. JPMORGAN CHASE & CO., ET AL. and FEDERAL HOUSING FINANCE AGENCY v. ALLY FINANCIAL INC., ET AL., dismissing with prejudice all claims against Citigroup in those actions.

On April 30, 2013, the United States District Court for the Southern District of New York issued an order reinstating certain RMBS claims on behalf of a putative class of purchasers of mortgage-backed securities issued by Residential Accredit Loans, Inc. in NEW JERSEY CARPENTERS HEALTH FUND v. RESIDENTIAL CAPITAL LLC, ET AL. Citigroup Global Markets Inc. is named as an underwriter defendant, along with several other underwriter defendants, in plaintiffs’ consolidated third amended complaint, served on May 10, 2013.

Terra Firma Litigation

On September 15, 2010, the district court issued an order granting in part and denying in part Citigroup’s motion for summary judgment. Plaintiffs’ claims for negligent misrepresentation and tortious interference were dismissed. On October 18, 2010, a jury trial commenced on Plaintiffs’ remaining claims for fraudulent misrepresentation and fraudulent concealment. The court dismissed the fraudulent concealment claim before sending the case to the jury. On November 4, 2010, the jury returned a verdict on the fraudulent misrepresentation claim in favor of Citi. Judgment dismissing the complaint was entered on December 9, 2010. Plaintiffs have appealed the judgment as to the negligent misrepresentation claim, the fraudulent concealment claim and the fraudulent misrepresentation claim to the United States Court of Appeals for the Second Circuit. Argument was held on October 4, 2012. On May 31, 2013, the United States Court of Appeals for the Second Circuit vacated the November 2010 jury verdict in favor of Citigroup and ordered that the case be retried. The action was remanded to the United States District Court for the Southern District of New York, and retrial is scheduled to begin on October 7, 2013.

Other Matters

On May 6, 2013, Citibank, N.A. filed a complaint in the United States District Court for the Southern District of New York against Barclays Bank, PLC, seeking payment under a contractual indemnity for losses suffered as a result of foreign exchange trading by Lehman Brothers Inc. in September 2008.

Credit Default Swaps Information Market Matters

In April 2011, the European Commission (DG Competition) (the “EC”) opened an investigation (Case No COMP/39.745) concerning the market for pricing information concerning credit default swaps (“CDS”). On July 2, 2013, the EC served on Citigroup and Related Parties, as well as a dozen other CDS dealers, a Statement of Objections alleging that Citigroup and the other dealers colluded to prevent exchanges from entering the credit derivatives business. The Statement of Objections sets forth the EC case team’s preliminary conclusions prior to hearing the dealers’ defenses.

In July 2009 and September 2011, the Antitrust Division of the U.S. Department of Justice served Civil Investigative Demands (“CIDs”) on Citigroup concerning its role in Markit, a financial information services firm that collects and disseminates valuation and other data relating to credit default swaps. Citigroup has responded to the CIDs and is cooperating with the investigation.

Interbank Offered Rates-Related litigation and Other Matters

On June 14, 2013, the Monetary Authority of Singapore (“MAS”) announced the results of its review of the submissions processes from 2007 to 2011 of twenty banks, including Citibank, N.A. Singapore Branch, for benchmarks set in Singapore, including the Singapore Interbank Offered Rates (“SIBOR”), Swap Offered Rates, and foreign exchange benchmarks used to settle non-deliverable forward FX contracts. All of the banks, including Citibank, N.A. Singapore Branch, were found to have deficiencies in governance, risk management, internal controls, and surveillance systems relating to benchmark submissions, and all were required, among other things, to adopt certain corrective measures, to make quarterly reports to the MAS, and (with one exception) to deposit additional statutory reserves with the MAS for a period of one year.

On June 11, 2013, the plaintiff in 7 W. 57TH ST. REALTY V. CITIGROUP, INC., ET AL., filed a First Amended Complaint. The plaintiff alleges that defendants, including Citigroup and Citibank, N.A., manipulated USD LIBOR in violation of federal and state antitrust law and the Racketeer Influenced and Corrupt Organizations Act, and seeks compensatory damages and, where authorized by statute, treble damages.

On May 20, 2013, an individual action was brought against Citigroup and Citibank, N.A., as well as other USD LIBOR panel banks on behalf of certain hedge funds that were parties to interest rate swap transactions. Based on allegations that the panel bank defendants manipulated USD LIBOR, plaintiffs assert claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, tortious interference with contract, civil conspiracy, and unjust enrichment, and seek compensatory damages.

On June 25 and 28, 2013, three additional individual actions were brought against Citigroup and Citibank, N.A., as well as other USD LIBOR panel banks by various California counties and related public entities. Plaintiffs in each of these actions allege that the panel bank defendants manipulated USD LIBOR in violation of federal and state antitrust law. Plaintiffs also assert claims for fraud, negligent misrepresentation, interference with economic advantage, breach of the implied covenant of good faith and fair dealing, and unjust enrichment, and seek compensatory damages and, where authorized by statute, treble damages and injunctive relief.

Morgan Stanley & Co. LLC

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley (“MS”), a Delaware holding company. MS files periodic reports with the Securities and Exchange Commission as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning MS and its subsidiaries, including MS&Co. As a consolidated subsidiary of MS, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of MS’s SEC 10-K filings for 2012, 2011, 2010, 2009, and 2008.

In addition to the matters described in those filings, in the normal course of business, each of MS and MS&Co. has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Each of MS and MS&Co. is also involved, from time to time, in investigations and proceedings by governmental and/or regulatory agencies or self-regulatory organizations, certain of which may result in adverse judgments, fines or penalties. The number of these investigations and proceedings has increased in recent years with regard to many financial services institutions, including MS and MS&Co.

MS&Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036. Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of the National Futures Association.

During the preceding five years, the following administrative, civil, or criminal actions pending, on appeal or concluded against MS&Co. or any of its principals are material within the meaning of CFTC Rule 4.24(l)(2) or 4.34(k)(2):

On June 2, 2009, MS executed a final settlement with the Office of the New York State Attorney General (“NYAG”) in connection with its investigation relating to the sale of auction-rate securities (“ARS”). MS agreed, among other things to: (1) repurchase at par illiquid ARS that were purchased by certain retail clients prior to February 13, 2008; (2) pay certain retail clients that sold ARS below par the difference between par and the price at which the clients sold the securities; (3) arbitrate, under special procedures, claims for consequential damages by certain retail clients; (4) refund refinancing fees to certain municipal issuers of ARS; and (5) pay a total penalty of $35 million. On August 13, 2008, MS reached an agreement in principle on substantially the same terms with the Office of the Illinois Secretary of State, Securities Department (on behalf of a task force of other states under the auspices of the North American Securities Administrators Association) that would settle their investigations into the same matters.

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by The Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act of 1933, as amended, and overruled defendants’ demurrers with respect to all other claims. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $345 million, and the certificates had incurred actual losses of approximately $2.8 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $345 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff’s affiliates’ clients by the Company in the two matters was approximately $263 million. Plaintiff filed amended complaints on October 14, 2011, which raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On November 22, 2011, defendants filed a motion to dismiss the amended complaints. On March 12, 2012, the court denied defendants’ motion to dismiss with respect to plaintiff’s standing to bring suit. Defendants sought interlocutory appeal from that decision on April 11, 2012. On April 26, 2012, defendants filed a second motion to dismiss for failure to state a claim upon which relief can be granted, which the court denied, in substantial part, on October 2, 2012. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $216 million, and the certificates had incurred actual losses of approximately $109 million. Based on currently available information, the Company believes it could incur a loss for these actions of up to the difference between the $216 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al. and is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied the Company’s motion to dismiss the complaint and on March 21, 2011, the Company appealed that order. On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. The defendants’ motion to dismiss the amended complaint was denied on September 19, 2012. The Company filed its answer on December 21, 2012. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $100 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $100 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Company filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date in May 2015. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $121 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $121 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company. A complaint against the Company and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the United States District Court for the Southern District of New York. On July 13, 2012, the Company filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $2.86 billion, and the certificates had incurred actual losses of approximately $59 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $2.86 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $758 million. The amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On September 21, 2012, the Company filed a motion to dismiss the amended complaint, which was granted in part and denied in part on July 16, 2013. Following that decision, the total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $656 million. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates remaining at issue in this case was approximately $369 million, and the certificates incurred actual losses of approximately $28.3 million. Based on currently available information, the Company believes it could incur a loss up to the difference between the $369 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, defendants’ motion to dismiss was denied. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $674 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $674 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10 - Q for the quarter ended March 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 – April 30, 2013	269.8440	$1,474.37	N/A	N/A
May 1, 2013 – May 31, 2013	50.5280	$1,441.10	N/A	N/A
June 1, 2013 – June 30, 2013	133.7050	$1,401.59	N/A	N/A
	454.0770	$1,449.24

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3. Defaults Upon Senior Securities — None.

Item 4. Mine Safety Disclosures — Not Applicable.

Item 5. Other Information

The General Partner is in the process of transferring the brokerage accounts of the Partnership and the Funds from CGM to MS & Co., a registered futures commission merchant. It is anticipated that eventually all of the assets of the Partnership and the Funds will be deposited in accounts at MS & Co. MS & Co. is owned by Morgan Stanley, which is also the ultimate parent company of Morgan Stanley Smith Barney LLC, currently doing business as Morgan Stanley Wealth Management (“MSWM”), and the General Partner. Morgan Stanley is a worldwide financial services firm with offices throughout the United States and foreign countries.

In connection with this transition, (i) the Partnership will cease paying a brokerage fee to CGM, (ii) CGM will no longer act as a selling agent for the Partnership, (iii) the Partnership will begin paying an ongoing selling agent fee to MSWM and (iv) the Partnership will begin indirectly paying service and transaction fees to MS & Co. through its investment in the Funds.

The Partnership does not have officers or a board of directors. The General Partner is managed by officers and a board of directors.

Effective August 8, 2013, Walter Davis resigned his position as President and Chairman of the Board of Directors of the General Partner. Effective August 8, 2013, Alper Daglioglu was appointed President of the General Partner and Jeremy Beal was appointed Chairman of the Board of Directors of the General Partner. Also effective August 8, 2013, Douglas Ketterer resigned his position as Director of the General Partner.

Effective September 13, 2013, Damian George will be resigning his position as Chief Financial Officer and Director of the General Partner. Effective September 13, 2013, Alice Ng will be appointed Chief Financial Officer of the General Partner.

Business background descriptions for the newly appointed officers and director are included below.

Alper Daglioglu, age 36, has been a Director, and listed as a principal, of the General Partner since December 2010. He was appointed President of the General Partner in August 2013. Mr. Daglioglu was also appointed Deputy Chief Investment Officer for the Alternative Investments Group at Morgan Stanley Smith Barney LLC, a financial services firm, in August 2013. Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney LLC where his responsibilities include serving as Executive Director and Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group. From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as a Senior Analyst in the Product Origination Group. From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009. Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charter holder.

Jeremy Beal, age 38, has been Chairman of the Board of Directors of the General Partner since August 2013. Since May 2013, Mr. Beal has been employed by Morgan Stanley, a financial services firm, where his responsibilities include serving as the Head of Product Strategy and Development, Global Alternative Investments. Mr. Beal has been a Vice President and Director since June 2013, and listed as a principal since July 2013, of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities. Mr. Beal has also been a Vice President and Director since June 2013, and listed as a principal (pending) since July 2013, of Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each of Morgan Stanley GWM Feeder Strategies LLC and Morgan Stanley HedgePremier GP LLC has been registered as a commodity pool operator with the CFTC. Mr. Beal is responsible for general management and oversight with respect to such entities. Mr. Beal has also been employed by Morgan Stanley Smith Barney Private Management LLC, Morgan Stanley Smith Barney Private Management II LLC, and Morgan Stanley Smith Barney Venture Services LLC, each an investment management company, since June 2013, where his responsibilities include acting as Vice President and Director. From October 2012 through May 2013, he was employed by JE Moody & Company LLC (“JE Moody”), a hedge fund and commodity trading advisor, where his responsibilities included acting as the Chief Operating Officer. Prior to joining JE Moody, Mr. Beal was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as Chief Operating Officer, Global Alternative Investments from July 2009 through September 2012, and acting as Head of Product Development and Management, Alternative Investments for Morgan Stanley from May 2007 through July 2009. From March 2002 through May 2007, Mr. Beal was employed by Morgan Stanley, where his responsibilities included acting as Head of Product Development, Managed Futures for Morgan Stanley from May 2005 through May 2007, and acting as Senior Associate, Managed Futures from March 2002 through May 2005. Mr. Beal earned his Bachelor of Science degree in Business Administration in May 1997 from Pacific University and his Juris Doctor and Master of Business Administration degree in May 2001 from Willamette University.

Alice Ng, age 30, has been employed by Morgan Stanley Smith Barney LLC, a financial services firm, since July 2009, where her responsibilities have included serving as Vice President and managing the accounting, financial reporting and regulatory reporting of managed futures funds. Before joining Morgan Stanley Smith Barney LLC, Ms. Ng was employed by Citigroup Alternative Investments, a financial services firm, from September 2005 through July 2009, where her responsibilities included serving as Vice President responsible for the accounting, financial reporting and regulatory reporting of Citigroup Alternative Investments’ managed futures funds. From August 2004 through September 2005, Ms. Ng was employed by The Bank of New York, a financial services firm, where her responsibilities included performing mutual fund administration for financial services firms. Ms. Ng earned her Bachelor of Science in Finance in 2004 from the State University of New York at Binghamton.

Item 6. Exhibits

Exhibit

3.1(a)	Certificate of Limited Partnership dated May 10, 1994 (filed as Exhibit 3.1(a) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership dated July 31, 1995 (filed as Exhibit 3.1(b) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership dated October 1, 1999 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Change of the Certificate of Limited Partnership effective January 31, 2000 (filed as Exhibit 3.1(d) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership dated May 21, 2003 (filed as Exhibit 3.1(e) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(f) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(g) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(h)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(i)	Certificate of Amendment of the Certificate of Limited Partnership dated April 12, 2010 (filed as Exhibit 3.1(i) to the Form 8-K/A filed on April 14, 2010 and incorporated herein by reference).

(j)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.1 to the Current Report on form 8-K filed on July 2, 2010 and incorporated herein by reference).

(k)	Certificate of Amendment of the Certificate of Limited Partnership dated September 2, 2011 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(1)	Certificate of Amendment to the Certificate of Limited Partnership dated August 7, 2013 (filed herewith).

3.2	Limited Partnership Agreement (attached as Exhibit A to the Registration Statement on Form S-1 filed on May 29, 1996 and incorporated herein by reference).

10.1	Customer Agreement between the Partnership and Smith Barney (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on May 29, 1996 and incorporated herein by reference).

10.2	Form of Subscription Agreement (attached as Exhibit B to the Registration Statement on Form S-1 filed on May 29, 1996 and incorporated herein by reference).

10.3	Form of Escrow Agreement (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

10.4(a)	Management Agreement among the Partnership, the General Partner and Willowbridge (filed as Exhibit 10.7 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed on March 30, 1998 and incorporated herein by reference).

(b)	Letter extending Management Agreement with Willowbridge from June 30, 2012 through June 30, 2013 (filed as Exhibit 10.4(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 27, 2013 and incorporated herein by reference).

(c)	Amendment to the Management Agreement dated January 1, 2013, by and among the Partnership, Ceres Managed Futures LLC and Willowbridge Associates Inc. (filed as an exhibit to the Current Report on Form 8-K filed on January 7, 2013 and incorporated herein by reference).

10.6(a)	Management Agreement among the Partnership, the General Partner and Graham (filed as Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on March 29, 2001 and incorporated herein by reference).

(b)	Letter extending Management Agreement with Graham from June 30, 2012 through June 30, 2013 (filed as Exhibit 10.6(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 27, 2013 and incorporated herein by reference).

10.7(a)	Amended and Restated Management Agreement among the Partnership, the General Partner and CFM (filed as Exhibit 10.7A to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on March 30, 2012 and incorporated herein by reference).

(b)	Letter extending Management Agreement with CFM from June 30, 2012 through June 30, 2013 (filed as Exhibit 10.7(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 27, 2013 and incorporated herein by reference).

10.8(a)	Management Agreement among the Partnership, the General Partner and Eckhardt (filed as Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed on August 14, 2008 and incorporated herein by reference).

(b)	Letter extending Management Agreement with Eckhardt Trading Company from June 30, 2012 through June 30, 2013 (filed as Exhibit 10.8(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 27, 2013 and incorporated herein by reference).

10.9(a)	Management Agreement among the Partnership, the General Partner and SandRidge (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 2, 2009 and incorporated herein by reference).

(b)	Letter extending Management Agreement with SandRidge from June 30, 2012 through June 30, 2013 (filed as Exhibit 10.9(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 27, 2013 and incorporated herein by reference).

10.10	Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 filed August 14, 2009 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director) (filed herewith).

32.1	Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2	Section 1350 Certification (Certification of Chief Financial Officer and Director) (filed herewith).

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema Document.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101. LAB	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diversified Multi-Advisor Futures Fund L.P. II

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Alper Daglioglu
Alper Daglioglu
President and Director

Date: August 14, 2013

By:	/s/ Damian George
Damian George
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: August 14, 2013