Form 10-Q
period 2013-09-30
DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P. II
filed 2013-11-14
CIK 923660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes           No  X

As of October 31, 2013, 12,031.9554 Limited Partnership Redeemable Units were outstanding.

DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P. II

FORM 10-Q

PART I

Item 1. Financial Statements

Diversified Multi-Advisor Futures Fund L.P. II

Statements of Financial Condition

	(Unaudited) September 30, 2013	December 31, 2012
Assets:
Investment in Funds, at fair value	$16,899,363	$12,034,895
Equity in trading account:
Cash	65,501	6,882,148
Cash margin	—	76,517

Total trading equity	16,964,864	18,993,560
Interest receivable	—	291

Total assets	$16,964,864	$18,993,851

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$—	$76,517
Accrued expenses:
Brokerage fees	84,824	94,586
Management fees	24,372	31,256
Other	71,679	69,996
Redemptions payable	81,225	176,656

Total liabilities	262,100	449,011

Partners’ Capital:
General Partner, 142.3844 and 196.3844 unit equivalents at September 30, 2013 and December 31, 2012, respectively	193,862	275,510
Limited Partners, 12,125.1384 and 13,022.4684 Redeemable Units outstanding at September 30, 2013 and December 31, 2012, respectively	16,508,902	18,269,330

Total partners’ capital	16,702,764	18,544,840

Total liabilities and partners’ capital	$16,964,864	$18,993,851

Net asset value per unit	$1,361.54	$1,402.91

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P. II

Condensed Schedule of Investments

September 30, 2013

(Unaudited)

	Fair Value	% of Partners’ Capital
Investment in Funds
CMF Willowbridge Master Fund L.P.	$8,791,024	52.63%
CMF Graham Capital Master Fund L.P.	2,294,678	13.74
CMF Eckhardt Master Fund L.P.	5,813,661	34.81

Total Investment in Funds, at fair value	$16,899,363	101.18%

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

Diversified Multi-Advisor Futures Fund L.P. II

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Investment Income:
Interest income	$—	$992	$—	$2,588
Interest income from investment in Funds	638	1,700	3,752	4,380

Total investment income (loss)	638	2,692	3,752	6,968

Expenses:
Brokerage fees including clearing fees	276,476	349,621	876,675	1,104,786
Management fees	73,436	106,374	231,755	331,072
Other	60,964	7,696	142,097	110,011

Total expenses	410,876	463,691	1,250,527	1,545,869

Net investment income (loss)	(410,238)	(460,999)	(1,246,775)	(1,538,901)
Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	—	269,590	(76,517)	(393,936)
Net realized gains (losses) on investment in Funds	79,978	484,619	682,265	1,535,906
Change in net unrealized gains (losses) on open contracts	—	(154,195)	76,517	(227,191)
Change in net unrealized gains (losses) on investment in Funds	(170,030)	64,812	72,439	(280,043)

Total trading results	(90,052)	664,826	754,704	634,736

Net income (loss)	(500,290)	203,827	(492,071)	(904,165)
Redemptions — General Partner	—	—	(75,725)	—
Redemptions — Limited Partners	(283,995)	(382,583)	(1,274,280)	(1,691,258)

Net increase (decrease) in Partners’ Capital	(784,285)	(178,756)	(1,842,076)	(2,595,423)
Partners’ Capital, beginning of period	17,487,049	20,787,317	18,544,840	23,203,984

Partners’ Capital, end of period	$16,702,764	$20,608,561	$16,702,764	$20,608,561

Net asset value per unit (12,267.5228 and 13,655.7658 units outstanding at September 30, 2013 and 2012, respectively)	$1,361.54	$1,509.15	$1,361.54	$1,509.15

Net income (loss) per unit*	$(40.05)	$14.06	$(41.37)	$(63.00)

Weighted average units outstanding	12,403.2678	13,805.8208	12,747.3571	14,276.7984

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

September 30, 2013

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

As of September 30, 2013 all trading decisions are made for the Partnership by Graham Capital Management L.P. (“Graham”), Willowbridge Associates Inc. (“Willowbridge”) and Eckhardt Trading Company (“Eckhardt”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in master funds.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of its initial capital contribution and profits, if any, net of distributions and losses, if any.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2013 and December 31, 2012, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2013 and 2012. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2012.

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

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

September 30, 2013

(Unaudited)

2. Financial Highlights:

Changes in the net asset value per unit for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net realized and unrealized gains (losses) [1]	$(29.25)	$22.12	$(12.24)	$(32.71)
Interest Income	0.05	0.19	0.28	0.49
Expenses [2]	(10.85)	(8.25)	(29.41)	(30.78)

Increase (decrease) for the period	(40.05)	14.06	(41.37)	(63.00)
Net asset value per unit, beginning of period	1,401.59	1,495.09	1,402.91	1,572.15

Net asset value per unit, end of period	$1,361.54	$1,509.15	$1,361.54	$1,509.15

[1]	Includes brokerage fees.

[2]	Excludes brokerage fees.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Ratios to Average Net Assets: [3]
Net investment income (loss)	(9.6)%	(8.7)%	(9.3)%	(9.3)%
Incentive fees	—%	—%	—%	—%

Net investment income (loss) before incentive fees [4]	(9.6)%	(8.7)%	(9.3)%	(9.3)%

Operating expenses	9.6%	8.8%	9.4%	9.4%
Incentive fees	—%	%	—%	%

Total expenses	9.6%	8.8%	9.4%	9.4%

Total return:
Total return before incentive fees	(2.9)%	0.9%	(2.9)%	(4.0)%
Incentive fees	—%	—%	—%	—%

Total return after incentive fees	(2.9)%	0.9%	(2.9)%	(4.0)%

[3]	Annualized (other than incentive fees).

[4]	Interest income less total expenses.

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

During the second quarter of 2013, CMF Graham Capital Master Fund L.P. (“Graham Master”) entered into a futures brokerage account agreement and a foreign exchange brokerage account agreement with Morgan Stanley & Co. LLC (“MS&Co”), a registered futures commission merchant. Graham Master commenced foreign exchange trading through an account at MS&Co on or about May 1, 2013 and futures trading through an account at MS&Co on or about June 17, 2013. During the third quarter of 2013, CMF Willowbridge Master Fund L.P. also entered into a futures brokerage account agreement with MS&Co and commenced futures trading through an account at MS&Co on or about July 29, 2013. Effective September 4, 2013, the Partnership entered into a futures brokerage account agreement with MS&Co and began transferring the brokerage account of the Partnership from CGM to MS&Co. The Partnership, through its investment in the Funds, will pay MS&Co trading fees for the clearing and, where applicable, execution of transactions. See Part II, Item 5 for additional information.

The customer agreements between the Partnership and Citigroup Global Markets, Inc. (“CGM”) and the Partnership and MS&Co. and the Funds and CGM and the Funds and MS&Co, as applicable, give the Partnership and the Funds, respectively, the legal right to net unrealized gains and losses on open futures contracts and open forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and on open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended September 30, 2012 was 780. The monthly average number of futures contracts traded directly by the Partnership during the nine months ended September 30, 2012 was 803. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended September 30, 2012 was 481. The monthly average number of metals forward contracts traded directly by the Partnership during the nine months ended September 30, 2013 and 2012 was 73 and 567, respectively.

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

September 30, 2013

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

There were no direct investments at September 30, 2013. The following table summarizes the valuation of the Partnership’s direct investments as of December 31, 2012.

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

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

September 30, 2013

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2012.

Sector	Three Months Ended September 30, 2012 Gain (loss) from trading	Nine Months Ended September 30, 2012 Gain (loss) from trading
Currencies	$(62,311)	$(226,826)
Energy	36,899	147,289
Grains	106,335	(44,325)
Indices	(35,795)	(278,648)
Interest Rates U.S.	15,492	11,324
Interest Rates Non-U.S.	150,057	166,623
Livestock	(5,780)	(5,193)
Softs	(36,694)	(17,335)
Metals	(52,808)	(374,036)

Total	$115,395 **	$(621,127)**

**	This amount is in “Total trading results” on the Statements of Income and Expenses and Changes in Partners’ Capital.

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

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

September 30, 2013

(Unaudited)

On October 1, 2012, the Financial Accounting Standards Board (the “FASB”) issued ASU 2012-04 “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to ASC 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820. The amendments are effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Partnership’s financial statements.

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in Funds (other commodity pools) where there are no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2013 and December 31, 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2013 and for the year ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 or Level 2.

	September 30, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$16,899,363	$—	$16,899,363	$—

Net fair value	$16,899,363	$—	$16,899,363	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$12,034,895	$—	$12,034,895	$—
Forwards	894,398	894,398	—	—

Total assets	12,929,293	894,398	12,034,895	—

Liabilities
Forwards	$970,915	$970,915	$—	$—

Total liabilities	970,915	970,915	—	—

Net fair value	$11,958,378	$(76,517)	$12,034,895	$—

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

September 30, 2013

(Unaudited)

5. Investment in Funds:

The assets allocated to Capital Funds Management SA (“CFM”) for trading were invested directly pursuant to CFM’s Discus (1.5x Leverage) Program, a proprietary, systematic trading system. The Partnership terminated its direct allocation to CFM on December 31, 2012 for cash equal to $6,746,935.

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

On April 1, 2006, the assets allocated to Graham for trading were invested in CMF Graham Capital Master Fund L.P. (“Graham Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 11,192.9908 units of Graham Master with cash equal to $11,192,991. Graham Master was formed in order to permit accounts managed by Graham using its K4D-15V Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Graham agreed that Graham will trade the Partnership’s assets allocated to Graham at a level that is up to 1.5 times the amount of assets allocated.

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended September 30, 2013.

Willowbridge Master’s, Graham Master’s and Eckhardt Master’s (collectively, the “Funds”) and the Partnership’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. References to “Funds” included in this report may also include, as relevant, reference to SandRidge Master. During the reporting period, the Funds and the Partnership engaged in such trading through commodity brokerage accounts maintained with CGM and/or MS&Co, as applicable.

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

Management and incentive fees are charged at the Partnership level. All trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) are borne by the Partnership directly and through its investment in the Funds. All other fees are charged at the Partnership level.

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

September 30, 2013

(Unaudited)

As of September 30, 2013, the Partnership owned approximately 9.1%, 4.0% and 32.9%, of Willowbridge Master, Graham Master and Eckhardt Master, respectively. As of December 31, 2012, the Partnership owned approximately 7.2%, 3.2%, 25.8% and 0.6%, of Willowbridge Master, Graham Master, Eckhardt Master and SandRidge Master, respectively. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables.

	September 30, 2013
	Total Assets	Total Liabilities	Total Capital
Willowbridge Master	$98,891,556	$1,963,978	$96,927,578
Graham Master	58,251,527	223,401	58,028,126
Eckhardt Master	17,727,140	45,618	17,681,522

Total	$174,870,223	$2,232,997	$172,637,226

	December 31, 2012
	Total Assets	Total Liabilities	Total Capital
Willowbridge Master	$39,742,467	$485,385	$39,257,082
Graham Master	85,313,676	377,625	84,936,051
Eckhardt Master	18,542,577	112,971	18,429,606
SandRidge Master	294,670,281	2,521,288	292,148,993

Total	$438,269,001	$3,497,269	$434,771,732

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended September 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$(168,584)	$(3,203,058)	$(3,371,642)
Graham Master	(47,611)	2,254,670	2,207,059
Eckhardt Master	(38,644)	342,869	304,225

Total	$(254,839)	$(605,519)	$(860,358)

	For the nine months ended September 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$(409,377)	$9,714,029	$9,304,652
Graham Master	(188,406)	6,025,178	5,836,772
Eckhardt Master	(130,612)	(1,033,229)	(1,163,841)
SandRidge Master	(68,488)	129,650	61,162

Total	$(796,883)	$14,835,628	$14,038,745

	For the three months ended September 30, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$(25,369)	$1,523,607	$1,498,238
Graham Master	(76,849)	1,524,964	1,448,115
Eckhardt Master	(28,830)	1,967,793	1,938,963
SandRidge Master	(212,727)	(19,078,252)	(19,290,979)

Total	$(343,775)	$(14,061,888)	$(14,405,663)

	For the nine months ended September 30, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$(76,478)	$2,997,608	$2,921,130
Graham Master	(337,956)	566,270	228,314
Eckhardt Master	(118,720)	3,074,933	2,956,213
SandRidge Master	(592,387)	29,005,472	28,413,085

Total	$(1,125,541)	$35,644,283	$34,518,742

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

September 30, 2013

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds is shown in the following tables.

	September 30, 2013		For the three months ended September 30, 2013
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Willowbridge Master	52.63%	$8,791,024	$(290,953)	$13,881	$1,770	$(306,604)	Commodity Portfolio	Monthly
Graham Master	13.74%	2,294,678	89,102	1,418	547	87,137	Commodity Portfolio	Monthly
Eckhardt Master	34.81%	5,813,661	112,437	5,906	6,948	99,583	Commodity Portfolio	Monthly

Total		$16,899,363	$(89,414)	$21,205	$9,265	$(119,884)

	September 30, 2013		For the nine months ended September 30, 2013
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Willowbridge Master	52.63%	$8,791,024	$887,876	$32,808	$7,150	$847,918	Commodity Portfolio	Monthly
Graham Master	13.74%	2,294,678	236,292	5,960	1,927	228,405	Commodity Portfolio	Monthly
Eckhardt Master	34.81%	5,813,661	(368,411)	24,094	19,380	(411,885)	Commodity Portfolio	Monthly
SandRidge Master	0.00%	—	2,699	295	1,214	1,190	Energy Portfolio	Monthly

Total		$16,899,363	$758,456	$63,157	$29,671	$665,628

	December 31, 2012		For the three months ended September 30, 2012
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Willowbridge Master	15.28%	$2,832,717	$110,110	$748	$1,537	$107,825	Commodity Portfolio	Monthly
Graham Master	14.62%	2,711,863	34,269	2,015	718	31,536	Commodity Portfolio	Monthly
Eckhardt Master	25.62%	4,751,594	518,062	4,788	3,584	509,690	Commodity Portfolio	Monthly
SandRidge Master	9.38%	1,738,721	(111,310)	1,014	498	(112,822)	Energy Portfolio	Monthly

Total		$12,034,895	$551,131	$8,565	$6,337	$536,229

	December 31, 2012		For the nine months ended September 30, 2012
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Willowbridge Master	15.28%	$2,832,717	$225,022	$2,231	$4,184	$218,607	Commodity Portfolio	Monthly
Graham Master	14.62%	2,711,863	(9,750)	9,677	1,757	(21,184)	Commodity Portfolio	Monthly
Eckhardt Master	25.62%	4,751,594	803,670	19,871	12,935	770,864	Commodity Portfolio	Monthly
SandRidge Master	9.38%	1,738,721	241,301	3,013	1,585	236,703	Energy Portfolio	Monthly

Total		$12,034,895	$1,260,243	$34,792	$20,461	$1,204,990

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

September 30, 2013

(Unaudited)

6. Financial Instrument Risks:

In the normal course of business, the Partnership (through its investments in the Funds) and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward, and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 8.6% to 16.4% of the Partnership’s/Fund’s contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds had credit risk and concentration risk during the reporting period, as CGM and/or MS&Co. or their affiliates were the counterparties or brokers with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM/MS&Co., the Partnership’s/Funds’ counterparty is an exchange or clearing organization. The Partnership/Funds continue to be subject to such risks.

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

September 30, 2013

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2013 and December 31, 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2013 and for the year ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

September 30, 2013

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

September 30, 2013

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2010 through 2012 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that, other than that referenced in Note 3 to the financial statements, there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Recent Accounting Pronouncements. In June 2013, the FASB issued ASU 2013-08, “Financial Services — Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements”. ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. The Partnership is currently evaluating the impact this pronouncement would have on the financial statements ..

Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. The Partnership’s assets are its (i) investment in Funds, (ii) equity in its trading account, consisting of net cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2013.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2013, Partnership capital decreased 9.9% from $18,544,840 to $16,702,764. This decrease was attributable to the redemptions of 897.3300 Redeemable Units resulting in an outflow of $1,274,280 and 54.0000 General Partner unit equivalents totaling $75,725, coupled with a net loss of $492,071. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2013, the net asset value per unit decreased 2.9% from $1,401.59 to $1,361.54 as compared to an increase of 0.9% in the third quarter of 2012. The Partnership experienced a net trading loss (comprised of net realized gains (losses) on closed positions and investment in Funds and change in net unrealized gains (losses) on open positions and investment in Funds) before brokerage fees and related fees in the third quarter of 2013 of $90,052. Losses were primarily attributable to the Partnership’s and the Funds’ trading of commodity futures in currencies, energy, non-U.S. interest rates, metals and softs and were partially offset by gains in grains, U.S. interest rates, livestock and indices. The Partnership experienced a net trading gain (comprised of net realized gains (losses) on closed positions and investment in Funds and change in net unrealized gains (losses) on open positions and investment in Funds) before brokerage fees and related fees in the third quarter of 2012 of $664,826. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, metals and indices and were partially offset by losses in energy, livestock and softs.

The most significant losses were incurred within the currency sector during July from short positions in the Canadian dollar and Japanese yen against the U.S. dollar. Federal Open Market Committee Chairman Ben Bernanke’s dovish reassurances pushed back concerns regarding the tapering of quantitative easing programs, causing the U.S. dollar to decrease in value and Canadian dollar to strengthen. Meanwhile, the yen advanced after Japanese retail sales fell and Chinese industrial companies reported slowing profits, boosting demand for the relative “safety” of the Asian currency. In August, additional losses were recorded from long euro positions versus the U.S. dollar as speculation resurfaced that the U.S. Federal Reserve may taper its quantitative easing programs, which lowered the value of the euro versus the U.S. dollar. Within the metals sector, losses were recorded from short positions in precious and industrial metal futures as industrial metals prices increased due to improving macro-economic data in China, while uncertainty over the fate of monetary stimulus programs in the U.S. bolstered the precious metals “safe haven” appeal. In the global interest rate sector, losses were primarily recorded in August from long European fixed income futures positions as prices declined in response to increasing yields in U.S. bonds and signs of an improving global economy. Losses were also experienced from long positions in Australian bonds and short-term rate futures following less-dovish Reserve Bank of Australia comments that accompanied an interest rate cut decision early in the month. Losses were recorded in the energy sector during September from long crude oil and gasoline futures as prices declined after tensions in the Middle East eased and on concerns a shutdown of the U.S. government may reduce demand by the world’s largest oil consumer. A portion of the Partnership’s losses was offset by gains achieved within the global stock index sector during July and September from long positions in U.S. and European equity index futures as prices advanced on news of positive employment figures in Europe and the U.S. Federal Reserve’s September decision to not curtail its monthly bond purchasing program. Within the agricultural complex, gains were experienced primarily in August from long soybean futures positions as prices increased amid hot weather in the U.S. and concern of lower crop yields.

During the Partnership’s nine months ended September 30, 2013, the net asset value per unit decreased 2.9% from $1,402.91 to $1,361.54 as compared to a decrease of 4.0% during the nine months ended September 30, 2012. The Partnership experienced a net trading gain (comprised of net realized gains (losses) on closed positions and investment in Funds and change in net unrealized gains (losses) on open positions and investment in Funds) before brokerage fees and related fees during the nine months ended September 30, 2013 of $754,704. Gains were primarily attributable to the Partnership’s and the Funds’ trading of commodity futures in U.S. interest rates, grains, indices, metals and softs and were partially offset by losses in currencies, energy, livestock and non-U.S. interest rates. The Partnership experienced a net trading gain (comprised of net realized gains (losses) on closed positions and investment in Funds and change in net unrealized gains (losses) on open positions and investment in Funds) before brokerage fees and related fees during the nine months ended September 30, 2012 of $634,736. Gains were primarily attributable to the Master’s trading of commodity futures in energy, grains and U.S. and non-U.S. interest rates and were partially offset by losses in currencies, livestock, metals, softs and indices.

The most significant losses were recorded within global interest rate sector during January, May and August from long positions in European and U.S. fixed income futures as prices declined amid positive economic data and speculation central banks across Europe and the U.S. may curtail their asset purchase programs. Within the energy complex, losses were incurred primarily in February, May, June and September. In February, lower prices due to sluggish global demand, a stronger U.S. dollar, and an increased production of crude oil in the United States resulted in losses for the Partnership’s long positions. As prices rose in May and June, losses came from short positions in gas oil and Brent crude oil after concern that escalating Middle East tensions will disrupt supplies. In September, losses were recorded from long crude oil and gasoline futures as prices declined after Middle East tensions eased and on concerns a shutdown of the U.S. government may reduce demand by the world’s largest oil consumer. Within the currency sector, losses were primarily during June through August as the U.S. dollar whipsawed from uncertainly surrounding tapering the U.S. Federal Reserve’s quantitative easing programs. As a result, losses were recorded from positions in the Euro, Australian dollar, and Canadian dollar. A portion of the Partnership’s losses during the first nine months of the year was offset by gains achieved within the global stock index markets from long futures positions during the majority of the year. Global stock index futures prices have been pushed up by an aggressive Japanese stimulus package, a stabilizing euro-zone and continued growth in Chinese and U.S. economies. Within the metals complex, gains were experienced in the second quarter from short positions in gold and silver futures as prices fell sharply on fears Cyprus and other crisis-hit countries may be forced to sell their gold reserves and on speculation the U.S. Federal Reserve may scale back its monetary stimulus program. Within the agricultural complex, short positions in sugar futures resulted in gains during May as prices moved lower on forecasts of large crop yields in Brazil and Thailand. Additional gains were recorded in May and August from long soybean positions as prices increased after concern unfavorable weather may damage the soybean crop.

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

Interest income on 80% of the Partnership’s daily average equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM and/or MS&Co, as applicable, based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three and nine months ended September 30, 2013 decreased by $2,054 and $3,216, respectively, as compared to the corresponding periods in 2012. The decrease in interest income was primarily due to lower U.S. Treasury bill rates and lower average daily equity during the three and nine months ended September 30, 2013 as compared to the corresponding periods in 2012. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s Funds’ accounts and upon interest rates over which neither the Partnership, the Funds nor CGM/MS&Co has control.

Brokerage fees are calculated as a percentage of the Partnership’s net asset value as of the end of the month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and nine months ended September 30, 2013 decreased by $73,145 and $228,111, respectively, as compared to the corresponding periods in 2012. The decrease in brokerage fees is due to lower average net assets during the three and nine months ended September 30, 2013 as compared to the corresponding periods in 2012.

Management fees are calculated on the portion of the Partnership’s net asset value allocated to each Advisor at the end of the month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2013 decreased by $32,938 and $99,317, respectively, as compared to the corresponding periods in 2012. The decrease in management fees is due to lower average net assets during the three and nine months ended September 30, 2013 as compared to the corresponding periods in 2012.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreement among the Partnership, the General Partner and each Advisor. There were no incentive fees for the three and nine months ended September 30, 2013 and 2012. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of September 30, 2013 and June 30, 2013, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	September 30, 2013		June 30, 2013
Graham Capital Management, L.P.	$2,286,106	14%	$2,251,763	13%
Willowbridge Associates, Inc.	$8,648,936	52%	$9,228,317	53%
Eckhardt Trading Company	$5,767,722	34%	$6,006,969	34%

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

Exchange margin requirements have been used by the Partnership and the Funds as the measure of their Value at Risk. Margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the masters over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investment in the Funds, as of September 30, 2013 and December 31, 2012. The remaining trading Value at Risk tables reflect the market sensitive instruments held by each Fund separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2013 and December 31, 2012. As of September 30, 2013, the Partnership’s total capitalization was $16,702,764.

September 30, 2013

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$401,991	2.41%
Energy	81,827	0.49%
Grains	56,660	0.34%
Indices	335,764	2.01%
Interest Rates U.S.	177,218	1.06%
Interest Rates Non-U.S.	119,218	0.71%
Metals	45,663	0.27%
Softs	29,261	0.18%

Total	$1,247,602	7.47%

As of December 31, 2012, the Partnership’s total capitalization was $18,544,840. December 31, 2012

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$385,082	2.08%
Energy	74,579	0.40%
Grains	50,119	0.27%
Indices	294,290	1.59%
Interest Rates U.S.	67,595	0.36%
Interest Rates Non-U.S.	145,799	0.79%
Metals	74,986	0.40%
Softs	14,239	0.08%

Total	$1,106,689	5.97%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of September 30, 2013 and December 31, 2012 and the highest and lowest value at any point and the average value during the three months ended September 30, 2013 and for the twelve months ended December 31, 2012. All open position trading risk exposures of the Funds have been included in calculating the figures set forth below.

As of September 30, 2013, Willowbridge Master’s total capitalization was $96,927,578. The Partnership owned approximately 9.1% of Willowbridge Master. As of September 30, 2013, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

September 30, 2013

			Three months ended September 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$872,850	0.90%	$4,401,508	$323,400	$1,540,038
Interest Rates U.S.	1,746,391	1.80%	3,564,310	232,320	1,638,460

Total	$2,619,241	2.70%

*	Average of month-end Values at Risk.

As of December 31, 2012, Willowbridge Master’s total capitalization was $39,257,082 and there were no amounts at risk. The Partnership owned approximately 7.2% of Willowbridge Master.

As of September 30, 2013, Graham Master’s total capitalization was $58,028,126. The Partnership owned approximately 4.0% of Graham Master. As of September 30, 2013, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

September 30, 2013

			Three months ended September 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,052,535	5.26%	$5,177,696	$2,692,964	$3,801,057
Energy	1,176,296	2.03%	1,447,490	398,490	1,229,839
Grains	710,115	1.22%	746,819	572,004	674,852
Indices	3,804,492	6.56%	3,867,614	1,786,311	3,501,816
Interest Rates U.S.	314,881	0.54%	500,125	219,252	393,014
Interest Rates Non-U.S.	764,522	1.32%	1,574,911	449,052	1,088,807
Metals	1,112,794	1.92%	1,979,210	756,560	1,193,904
Softs	441,646	0.76%	449,032	345,785	436,466

Total	$11,377,281	19.61%

*	Average of month-end Values at Risk.

As of December 31, 2012, Graham Master’s total capitalization was $84,936,051. The Partnership owned approximately 3.2% of Graham Master. As of December 31, 2012, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

December 31, 2012

			Twelve months ended December 31, 2012
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

As of September 30, 2013, Eckhardt Master’s total capitalization was $17,681,522. The Partnership owned approximately 32.9% of Eckhardt Master. As of September 30, 2013, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:

September 30, 2013

			Three months ended September 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$609,303	3.44%	$628,962	$198,502	$388,188
Energy	105,700	0.60%	348,390	91,000	208,580
Grains	85,882	0.49%	119,000	39,342	79,507
Indices	558,006	3.16%	558,006	253,635	495,819
Interest Rates U.S.	17,330	0.10%	225,825	17,330	125,494
Interest Rates Non -U.S.	269,413	1.52%	542,186	139,390	274,089
Metals	3,500	0.02%	51,600	3,500	3,700
Softs	35,244	0.20%	67,026	34,031	47,284

Total	$1,684,378	9.53%

*	Average of month-end Values at Risk.

As of December 31, 2012, Eckhardt Master’s total capitalization was $18,429,606. The Partnership owned approximately 25.8% of Eckhardt Master. As of December 31, 2012, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:

December 31, 2012

			Twelve months ended December 31, 2012
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

			Twelve months ended December 31, 2012
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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which MS&Co or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co is a wholly-owned, indirect subsidiary of Morgan Stanley (“MS”), a Delaware holding company. MS files periodic reports with the Securities and Exchange Commission as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning MS and its subsidiaries, including MS&Co. As a consolidated subsidiary of MS, MS&Co does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of MS’s SEC 10-K filings for 2012, 2011, 2010, 2009, and 2008.

In addition to the matters described in those filings, in the normal course of business, each of MS and MS&Co has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Each of MS and MS&Co is also involved, from time to time, in investigations and proceedings by governmental and/or regulatory agencies or self-regulatory organizations, certain of which may result in adverse judgments, fines or penalties. The number of these investigations and proceedings has increased in recent years with regard to many financial services institutions, including MS and MS&Co.

MS&Co is a Delaware corporation with its main business office located at 1585 Broadway, New York, New York 10036. Among other registrations and memberships, MS&Co is registered as a futures commission merchant and is a member of the National Futures Association.

There have been no material administrative, civil or criminal actions within the past five years against MS&Co or any of its individual principals and no such actions are currently pending, except as follows.

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

On June 5, 2012, MS&Co consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the Commodity Futures Trading Commission (the “CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co violated CME Rules 432.Q and 538 and fined MS&Co $750,000 and CBOT found that MS&Co violated CBOT Rules 432.Q and 538 and fined MS&Co $1,000,000.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act of 1933, as amended, and overruled defendants’ demurrers with respect to all other claims. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $326 million, and the certificates had incurred actual losses of approximately $4 million. Based on currently available information, MS&Co believes it could incur a loss for this action up to the difference between the $326 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co or sold to plaintiff’s affiliates’ clients by MS&Co in the two matters was approximately $263 million. Plaintiff filed amended complaints on October 14, 2011, which raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates. Defendants’ motions to dismiss the amended complaints, with respect to plaintiff’s standing to bring suit and for failure to state a claim upon which relief can be granted were denied in March and October 2012, respectively. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $105 million, and the certificates had incurred actual losses of approximately $109 million. Based on currently available information, MS&Co believes it could incur a loss for these actions of up to the difference between the $105 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre-and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied MS&Co’s motion to dismiss the complaint and on March 21, 2011, MS&Co appealed that order. On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, MS&Co believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. The defendants’ motion to dismiss the amended complaint was denied on September 19, 2012. MS&Co filed its answer on December 21, 2012. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $98 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co believes it could incur a loss in this action up to the difference between the $98 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, MS&Co filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date in May 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $119 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co believes it could incur a loss in this action up to the difference between the $119 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus post-judgment interest, fees and costs. MS&Co may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including MS&Co. A complaint against MS&Co and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the United States District Court for the Southern District of New York. On July 13, 2012, MS& Co. filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $2.8 billion, and the certificates had incurred actual losses of approximately $68 million. Based on currently available information, MS&Co believes it could incur a loss in this action up to the difference between the $2.8 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $758 million. The amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On September 21, 2012, MS&Co filed a motion to dismiss the amended complaint, which was granted in part and denied in part on July 16, 2013. Defendants filed a notice of appeal of that decision on August 16, 2013. Following that decision, the total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co was approximately $656 million. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates remaining at issue in this case was approximately $324 million, and the certificates incurred actual losses of approximately $35 million. Based on currently available information, MS&Co believes it could incur a loss up to the difference between the $324 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, defendants’ motion to dismiss was denied. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $663 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co believes it could incur a loss in this action up to the difference between the $663 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, MS&Co, as a major futures commission merchant and broker-dealer, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of MS&Co. MS&Co may establish reserves from time to time in connections with such actions.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10 - Q for the quarters ended March 31, 2013 and June 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 – July 31, 2013	70.5640	$1,368.15	N/A	N/A
August 1, 2013 – August 31, 2013	78.8500	$1,347.22	N/A	N/A
September 1, 2013 – September 30, 2013	59.6570	$1,361.54	N/A	N/A
	209.0710	$1,358.37

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3. Defaults Upon Senior Securities — None.

Item 4. Mine Safety Disclosures — Not Applicable.

Item 5. Other Information

Eckhardt Master entered in a futures account agreement with MS&Co and commenced trading through an account at MS&Co on or about October 4, 2013.

Effective October 1, 2013, the Partnership ceased paying a brokerage fee to CGM. Also effective October 1, 2013, the Partnership entered into a selling agreement with Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management). Pursuant to the selling agreement, Morgan Stanley Wealth Management will receive a selling agent fee equal to 1/2 of 1% (6% per year) of the Partnership’s month-end net assets. The selling agent fee received by Morgan Stanley Wealth Management will be shared with the properly registered/licensed financial advisers of Morgan Stanley Wealth Management who sold redeemable units in the Partnership.

Item 6. Exhibits

Exhibit

3.1(a)	Certificate of Limited Partnership dated May 10, 1994 (filed as Exhibit 3.1(a) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership dated July 31, 1995 (filed as Exhibit 3.1(b) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership dated October 1, 1999 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Change of the Certificate of Limited Partnership effective January 31, 2000 (filed as Exhibit 3.1(d) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership dated May 21, 2003 (filed as Exhibit 3.1(e) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(f) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(g) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(h)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(i)	Certificate of Amendment of the Certificate of Limited Partnership dated April 12, 2010 (filed as Exhibit 3.1(i) to the Form 8-K/A filed on April 14, 2010 and incorporated herein by reference).

(j)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.1 to the Current Report on form 8-K filed on July 2, 2010 and incorporated herein by reference).

(k)	Certificate of Amendment of the Certificate of Limited Partnership dated September 2, 2011 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(1)	Certificate of Amendment of the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.1(L) to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 filed on August 14, 2013 and incorporated herein by reference).

3.2	Limited Partnership Agreement (attached as Exhibit A to the Registration Statement on Form S-1 filed on May 29, 1996 and incorporated herein by reference).

10.1(a)	Customer Agreement between the Partnership and Smith Barney (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on May 29, 1996 and incorporated herein by reference).

(b)	Commodity Futures Customer Agreement between the Partnership and MS & Co., effective September 4, 2013 (filed herewith).

10.2	Form of Subscription Agreement (attached as Exhibit B to the Registration Statement on Form S-1 filed on May 29, 1996 and incorporated herein by reference).

10.3	Form of Escrow Agreement (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

10.4(a)	Management Agreement among the Partnership, the General Partner and Willowbridge (filed as Exhibit 10.7 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed on March 30, 1998 and incorporated herein by reference).

(b)	Letter extending Management Agreement with Willowbridge from June 30, 2012 through June 30, 2013 (filed as Exhibit 10.4(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 27, 2013 and incorporated herein by reference).

(c)	Amendment to the Management Agreement dated January 1, 2013, by and among the Partnership, Ceres Managed Futures LLC and Willowbridge Associates Inc. (filed as an exhibit to the Current Report on Form 8-K filed on January 7, 2013 and incorporated herein by reference).

10.6(a)	Management Agreement among the Partnership, the General Partner and Graham (filed as Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on March 29, 2001 and incorporated herein by reference).

(b)	Letter extending Management Agreement with Graham from June 30, 2012 through June 30, 2013 (filed as Exhibit 10.6(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 27, 2013 and incorporated herein by reference).

10.7(a)	Amended and Restated Management Agreement among the Partnership, the General Partner and CFM (filed as Exhibit 10.7A to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on March 30, 2012 and incorporated herein by reference).

(b)	Letter extending Management Agreement with CFM from June 30, 2012 through June 30, 2013 (filed as Exhibit 10.7(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 27, 2013 and incorporated herein by reference).

10.8(a)	Management Agreement among the Partnership, the General Partner and Eckhardt (filed as Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed on August 14, 2008 and incorporated herein by reference).

(b)	Letter extending Management Agreement with Eckhardt Trading Company from June 30, 2012 through June 30, 2013 (filed as Exhibit 10.8(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 27, 2013 and incorporated herein by reference).

10.9(a)	Management Agreement among the Partnership, the General Partner and SandRidge (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 2, 2009 and incorporated herein by reference).

(b)	Letter extending Management Agreement with SandRidge from June 30, 2012 through June 30, 2013 (filed as Exhibit 10.9(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 27, 2013 and incorporated herein by reference).

10.10	Alternative Investment Selling Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2013 (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith).

32.1	Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2	Section 1350 Certification (Certification of Chief Financial Officer) (filed herewith).

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema Document.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101. LAB	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diversified Multi-Advisor Futures Fund L.P. II

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Alper Daglioglu
Alper Daglioglu
President and Director

Date: November 14, 2013

By:	/s/ Alice Lonero
Alice Lonero
Chief Financial Officer
(Principal Accounting Officer)

Date: November 14, 2013