Form 10-Q
period 2014-03-31
DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P. II
filed 2014-05-14
CIK 923660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes           No  X

As of April 30, 2014, 10,769.5184 Limited Partnership Redeemable Units were outstanding.

DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P. II

FORM 10-Q

PART I

Item 1. Financial Statements

Diversified Multi-Advisor Futures Fund L.P. II

Statements of Financial Condition

	(Unaudited) March 31, 2014	December 31, 2013
Assets:
Investment in Funds, at fair value	$15,099,968	$16,799,476
Equity in trading account:
Cash	128,959	66,703

Total assets	$15,228,927	$16,866,179

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	76,145	84,331
Management fees	21,806	24,339
Other	135,807	73,552
Redemptions payable	293,331	186,725

Total liabilities	527,089	368,947

Partners’ Capital:
General Partner, 142.3844 unit equivalents at March 31, 2014 and December 31, 2013	185,844	196,412
Limited Partners, 11,121.4224 and 11,816.8964 Redeemable Units outstanding at March 31, 2014 and December 31, 2013, respectively	14,515,994	16,300,820

Total partners’ capital	14,701,838	16,497,232

Total liabilities and partners’ capital	$15,228,927	$16,866,179

Net asset value per unit	$1,305.23	$1,379.45

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P. II

Schedule of Investments

March 31, 2014

(Unaudited)

	Fair Value	% of Partners’ Capital
Investment in Funds
CMF Willowbridge Master Fund L.P.	$7,778,273	52.91%
CMF Graham Capital Master Fund L.P.	2,174,236	14.79
CMF Eckhardt Master Fund L.P.	5,147,459	35.01

Total Investment in Funds, at fair value	$15,099,968	102.71%

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

Diversified Multi-Advisor Futures Fund L.P. II

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Investment Income:
Interest income from investment in Funds	$995	$2,227

Total investment income (loss)	995	2,227

Expenses:
Clearing fees allocated from Funds	19,704	19,716
Ongoing selling agent fees	239,068	280,740
Management fees	68,636	78,200
Other	75,766	25,952

Total expenses	403,174	404,608

Net investment income (loss)	(402,179)	(402,381)
Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	—	(76,517)
Net realized gains (losses) on investment in Funds	(78,345)	544,372
Change in net unrealized gains (losses) on open contracts	—	76,517
Change in net unrealized gains (losses) on investment in Funds	(382,654)	81,097

Total trading results	(460,999)	625,469

Net income (loss)	(863,178)	223,088
Redemptions — General Partner	—	(75,725)
Redemptions — Limited Partners	(932,216)	(332,219)

Net increase (decrease) in Partners’ Capital	(1,795,394)	(184,856)
Partners’ Capital, beginning of period	16,497,232	18,544,840

Partners’ Capital, end of period	$14,701,838	$18,359,984

Net asset value per unit (11,263.8068 and 12,930.6708 units outstanding at March 31, 2014 and 2013, respectively)	$1,305.23	$1,419.88

Net income (loss) per unit*	$(74.22)	$16.97

Weighted average units outstanding	11,733.1751	13,104.8715

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

March 31, 2014

(Unaudited)

1. General:

Diversified Multi-Advisor Futures Fund L.P. II (the “Partnership”) is a limited partnership organized on May 10, 1994 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures, options on futures, forwards, options on forwards, spot and swap contracts, cash commodities and any other rights or interest pertaining thereto including interest in commodity pools. The sectors traded include currencies, energy, grains, indices, metals, softs, livestock, lumber and U.S. and non-U.S. interest rates. The commodity interests that are traded by the Partnership directly and through its investment in the Funds (as defined in Note 5 “Investment in Funds”) are volatile and involve a high degree of market risk. The Partnership was authorized to sell up to 100,000 redeemable units of limited partnership interest (“Redeemable Units”) during its initial offering period. The Partnership no longer offers Redeemable Units for sale.

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

As of March 31, 2014 all trading decisions are made for the Partnership by Graham Capital Management L.P. (“Graham”), Willowbridge Associates Inc. (“Willowbridge”) and Eckhardt Trading Company (“Eckhardt”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. References herein to “Advisors” may also include, as relevant, SandRidge Capital L.P. (“SandRidge”). Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in master funds.

During the three months ended March 31, 2014, the Partnership’s/Funds’ commodity broker was Morgan Stanley and Co. LLC (“MS&Co.”). During the prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

During the second quarter of 2013, CMF Graham Capital Master Fund L.P. (“Graham Master”) entered into a foreign exchange brokerage account agreement with MS&Co. During the second quarter of 2013, Graham Master also entered into a futures brokerage account agreement with MS&Co. Graham Master commenced foreign exchange trading through an account at MS&Co. on or about May 1, 2013 and futures trading through an account at MS&Co. on or about June 17, 2013. During the third quarter of 2013, CMF Willowbridge Master Fund L.P. entered into a futures brokerage account agreement with MS&Co. and commenced futures trading through an account at MS&Co. on or about July 29, 2013. During the fourth quarter of 2013, CMF Eckhardt Master Fund L.P. entered into a futures brokerage account agreement with MS&Co. and commenced futures trading through an account at MS&Co. on or about October 4, 2013. Effective September 4, 2013, the Partnership entered into a futures brokerage account with MS&Co. and began transferring the brokerage account of the Partnership from CGM to MS&Co. The Partnership through its investment in the Funds, will pay MS&Co. trading fees for the clearing and, where applicable, execution of transactions.

Effective October 1, 2013, the Partnership ceased paying a brokerage fee to CGM and CGM ceased acting as a selling agent for the Partnership. Also effective October 1, 2013, the Partnership entered into a selling agreement with Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management). Pursuant to the selling agreement, Morgan Stanley Wealth Management will receive a selling agent fee equal to 1/2 of 1% (6% per year) of the Partnership’s month-end net assets. The selling agent fee received by Morgan Stanley Wealth Management will be shared with the properly registered/licensed financial advisers of Morgan Stanley Wealth Management who sold redeemable units in the Partnership.

Effective April 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 6.0% to an annual rate of 3.0%. Effective April 1, 2014, the management fee paid to Graham was reduced from an annual rate of 2.0% to an annual rate of 1.75%.

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

March 31, 2014

(Unaudited)

Certain prior period amounts have been reclassified to conform to current period presentation. Amounts reported separately on the Statements of Income and Expenses and changes in Partners’ Capital as ongoing selling agent fees and clearing fees were previously combined and presented as brokerage fees, including clearing fees.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of its initial capital contribution and profits, if any, net of distributions and losses, if any.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2014 and December 31, 2013, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2014 and 2013. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2013.

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

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

March 31, 2014

(Unaudited)

2. Financial Highlights:

Changes in the net asset value per unit for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
Net realized and unrealized gains (losses) [1]	$(62.00)	$24.75
Interest income	0.08	0.16
Expenses [2]	(12.30)	(7.94)

Increase (decrease) for the period	(74.22)	16.97
Net asset value per unit, beginning of period	1,379.45	1,402.91

Net asset value per unit, end of period	$1,305.23	$1,419.88

[1]	Includes ongoing selling agent fees and clearing fees.

[2]	Excludes ongoing selling agent fees and clearing fees.

	Three Months Ended March 31,
	2014	2013
Ratios to average net assets: [3]
Net investment income (loss)	(10.4)%	(8.9)%
Incentive fees	—%	—%

Net investment income (loss) before incentive fees [4]	(10.4)%	(8.9)%

Operating expenses	10.4%	8.9%
Incentive fees	—%	—%

Total expenses	10.4%	8.9%

Total return:
Total return before incentive fees	(5.4)%	1.2%
Incentive fees	—%	—%

Total return after incentive fees	(5.4)%	1.2%

[3]	Annualized (other than incentive fees).

[4]	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

March 31, 2014

(Unaudited)

3. Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

The customer agreements among the Partnership, the Funds and MS&Co. gives, and the customer agreements between the Partnership, the Funds and CGM gave, the Partnership and the Funds, the legal right to net unrealized gains and losses on open futures contracts and open forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and on open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Partnership are held for trading purposes.

Brokerage fees previously paid by CGM were calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance and redemptions. Trading and transaction fees are based on the number of trades executed by the Advisors for the Funds.

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

The Partnership and the Funds will separately present purchases, sales, issuances and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation as well as the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

March 31, 2014

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in Funds (other commodity pools) where there are no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended March 31, 2014 and December 31, 2013, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2014 and for the year ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 or Level 2.

	March 31, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$15,099,968	$—	$15,099,968	$—

Net fair value	$15,099,968	$—	$15,099,968	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$16,799,476	$—	$16,799,476	$—

Net fair value	$16,799,476	$—	$16,799,476	$—

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

March 31, 2014

(Unaudited)

5. Investment in Funds:

On July 1, 2005, the assets allocated to Willowbridge for trading were invested in CMF Willowbridge Master Fund L.P. (formerly, the Willowbridge Argo Master Fund L.P.) (“Willowbridge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 10,980.9796 units of Willowbridge Master with cash equal to $9,895,326 and a contribution of open commodity futures and forward positions with a fair value of $1,085,654. Willowbridge Master permits accounts managed by Willowbridge using its W/Praxis Futures Trading Approach, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership, are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Willowbridge agreed that Willowbridge will trade the Partnership’s assets allocated to Willowbridge at a level that is up to 3 times the amount of assets allocated. Prior to January 1, 2013, Willowbridge traded the Partnership’s assets pursuant to its Argo Trading System.

On April 1, 2006, the assets allocated to Graham for trading were invested in CMF Graham Capital Master Fund L.P. (“Graham Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 11,192.9908 units of Graham Master with cash equal to $11,192,991. Graham Master permits accounts managed by Graham using its K4D-15V Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.

On April 1, 2008, the assets allocated to Eckhardt for trading were invested in CMF Eckhardt Master Fund L.P. (“Eckhardt Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 7,000.0000 units of Eckhardt Master with cash equal to $7,000,000. Eckhardt Master permits accounts managed by Eckhardt using its Standard Program-Higher Leveraged, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Eckhardt Master. Individual and pooled accounts currently managed by Eckhardt, including the Partnership, are permitted to be limited partners of Eckhardt Master. The General Partner and Eckhardt believe that trading through this structure should promote efficiency and economy in the trading process.

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended March 31, 2014.

Willowbridge Master’s, Graham Master’s and Eckhardt Master’s (collectively, the “Funds”) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. References to “Funds” included in this report may also include, as relevant, reference to SandRidge Master. During the the three months ended March 31, 2014, the Funds engaged in such trading through commodity brokerage accounts maintained with MS&Co. During prior periods included in this report, the Funds also engaged in such trading through commodity brokerage accounts maintained with CGM.

A limited partner of the Funds may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds in multiples of the net asset value per unit as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the general partner of the Funds at least three days in advance of the Redemption Date. The units are classified as a liability when the limited partner elects to redeem and informs the Funds.

Management and incentive fees are charged at the Partnership level. All trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (Collectively, the “clearing fees”) are borne by the Funds and allocated to their limited partners including the Partnership. All other fees are charged at the Partnership level.

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

March 31, 2014

(Unaudited)

As of March 31, 2014, the Partnership owned approximately 9.4%, 4.4% and 44.4%, of Willowbridge Master, Graham Master and Eckhardt Master, respectively. As of December 31, 2013, the Partnership owned approximately 8.9%, 4.2% and 33.2%, of Willowbridge Master, Graham Master and Eckhardt Master, respectively. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables.

	March 31, 2014
	Total Assets	Total Liabilities	Total Capital
Willowbridge Master	$84,971,415	$1,989,600	$82,981,815
Graham Master	49,920,841	268,711	49,652,130
Eckhardt Master	11,641,448	54,769	11,586,679

	December 31, 2013
	Total Assets	Total Liabilities	Total Capital
Willowbridge Master	$95,699,725	$7,316,065	$88,383,660
Graham Master	59,948,792	2,996,936	56,951,856
Eckhardt Master	17,660,024	4,548,609	13,111,415

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended March 31, 2014
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Willowbridge Master	$(109,462)	$(2,209,110)	$(2,318,572)
Graham Master	(75,682)	(5,807,290)	(5,882,972)
Eckhardt Master	(42,042)	6,518	(35,524)

	For the three months ended March 31, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$(109,276)	$2,076,675	$1,967,399
Graham Master	(72,893)	7,535,558	7,462,665
Eckhardt Master	(42,912)	614,370	571,458
SandRidge Master	(68,488)	129,650	61,162

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

March 31, 2014

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds is shown in the following tables.

	March 31, 2014		For the three months ended March 31, 2014
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Clearing Fees	Other	(Loss)	Objective	Permitted
Willowbridge Master	52.91%	$7,778,273	$(208,082)	$8,977	$1,777	$(218,836)	Commodity Portfolio	Monthly
Graham Master	14.79%	2,174,236	(254,302)	1,555	1,906	(257,763)	Commodity Portfolio	Monthly
Eckhardt Master	35.01%	5,147,459	2,380	9,172	9,827	(16,619)	Commodity Portfolio	Monthly

Total		$15,099,968	$(460,004)	$19,704	$13,510	$(493,218)

	December 31, 2013		For the three months ended March 31, 2013
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Clearing Fees	Other	(Loss)	Objective	Permitted
Willowbridge Master	51.32%	$8,466,061	$164,396	$8,868	$2,715	$152,813	Commodity Portfolio	Monthly
Graham Master	15.08%	2,488,503	289,115	2,242	718	286,155	Commodity Portfolio	Monthly
Eckhardt Master	35.43%	5,844,912	171,486	8,311	5,906	157,269	Commodity Portfolio	Monthly
SandRidge Master	0.00%	—	2,699	295	1,214	1,190	Energy Portfolio	Monthly

Total		$16,799,476	$627,696	$19,716	$10,553	$597,427

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

March 31, 2014

(Unaudited)

6. Financial Instrument Risks:

In the normal course of business, the Partnership, (through its investments in the Funds), is a party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap-execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward, and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 8.8% to 19.2% of the Fund’s contracts are traded OTC.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

Market risk is the potential for changes in the value of the financial instruments traded by the Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Funds are exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds had credit risk and concentration risk during the reporting period and prior periods included in this report, as CGM and/or MS&Co. or their affiliates were the sole counterparties or brokers with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM/MS&Co., the Partnership’s/Funds’ counterparty is an exchange or clearing organization. The Partnership/Funds continue to be subject to such risks with respect to MS&Co.

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

The General Partner monitors and attempts to control the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Funds’ business, these instruments may not be held to maturity.

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

March 31, 2014

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

The Partnership and the Funds will separately present purchases, sales, issuances, and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation as well as the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended March 31, 2014 and December 31, 2013, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2014 and for the year ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

March 31, 2014

(Unaudited)

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

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

March 31, 2014

(Unaudited)

Investment Company Status. Effective January 1, 2014, the Partnership adopted, ASU 2013-08, “Financial Services —Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. ASU 2013-08 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the Partnership’s financial statements. Based on management’s assessment, the Partnership has been deemed to be an investment company since inception. It has all of the fundamental and typical characteristics of an investment company.

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2010 through 2013 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights.”

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that, other than that referenced in Note 1 to the financial statements, there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds and cash. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on forward contracts and options purchased. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2014.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2014, Partnership capital decreased 10.9% from $16,497,232 to $14,701,838. This decrease was attributable to the redemptions of 695.4740 Redeemable Units resulting in an outflow of $932,216, coupled with a net loss of $863,178. Future redemptions could impact the amount of funds available for investment in Funds in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2014, the net asset value per unit decreased 5.4% from $1,379.45 to $1,305.23 as compared to an increase of 1.2% in the first quarter of 2013. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2014 of $460,999. Losses were primarily attributable to the Funds’ trading of commodity futures in energy, U.S. interest rates, livestock, indices, softs and metals and were partially offset by gains in currencies, grains and non-U.S. interest rates. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2013 of $625,469. Gains were primarily attributable to the Funds’s trading of commodity futures in currencies, grains, non-U.S. interest rates, softs and indices and were partially offset by losses in energy, U.S. interest rates and metals.

The most significant losses were recorded within the global stock index sector during January from long positions in U.S., European, and Asian equity index futures as prices declined following softer-than-expected economic data in the U.S. and China, along with political and economic headwinds facing emerging markets. Additional losses in this sector were incurred from long equity index futures positions as prices declined in the first half of March amid unrest in Russian-Ukrainian relations and weak Chinese economic data. Within the energy complex, losses were recorded in the first half of March from long futures positions in crude oil and its refined products as prices fell amid a larger-than-expected increase in U.S. crude oil stockpiles and slower economic growth within China. In the metals sector, losses were recorded in January from long positions in copper futures as prices declined on concern that slowing economic growth will curb demand from China, the world’s largest user of the metal. Additional losses in this sector were recorded during March from long positions in gold futures as prices declined after Ukrainian tensions began to ease and as the Fed’s tone indicated further tightening of its monetary policy. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the currency sector in February from long positions in the major European currencies as their value increased versus the U.S. dollar as tensions between Russia and the West rose and investors sought the currencies as a safe-haven. In the agricultural complex, gains were recorded from long positions in soybean and soybean meal futures as prices advanced after adverse weather conditions in the U.S. and Brazil lowered crop estimates. Within the global interest rate sector, gains were experienced primarily in January from long positions in European fixed income futures as prices increased as investors sought the relative safety of interest rate instruments amid growing uncertainties in emerging markets. European government bonds prices were also buoyed by signs the euro region’s economy is recovering, which lead to a drop in yields.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account during each month was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days or at the monthly average of the 4-week U.S. Treasury bill discount rate. Interest income for the three months ended March 31, 2014, decreased by $1,232, as compared to the corresponding period in 2013. The decrease in interest income was primarily due to lower U.S. Treasury bill rates and lower average daily equity during the three months ended March 31, 2014, as compared to the corresponding period in 2013. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s/Funds’ accounts and upon interest rates over which neither the Partnership, the Funds nor CGM/MS&Co has control.

Ongoing selling agent/brokerage fees are calculated as a percentage of the Partnership’s net asset value as of the end of the month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent/brokerage fees for the three months ended March 31, 2014, decreased by $41,672, as compared to the corresponding period in 2013. The decrease in ongoing selling agent/brokerage fees is due to lower average net assets during the three months ended March 31, 2014, as compared to the corresponding period in 2013.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number or trades executed during the period. Clearing fees for the three months ended March 31, 2014 decreased by $12 as compared to the corresponding period in 2013. The decrease in clearing fees is primarily due to a decrease in the number of trades during the three months ended March 31, 2014, as compared to the corresponding period in 2013.

Management fees are calculated on the portion of the Partnership’s net asset value allocated to each Advisor at the end of the month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2014 decreased by $9,564, as compared to the corresponding period in 2013. The decrease in management fees is due to lower average net assets during the three months ended March 31, 2014, as compared to the corresponding period in 2013.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreement among the Partnership, the General Partner and each Advisor. There were no incentive fees for the three months ended March 31, 2014 and 2013. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of March 31, 2014 and December 31, 2013, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	March 31, 2014		December 31, 2013
Graham Capital Management, L.P.	$2,165,983	15%	$2,478,204	15%
Willowbridge Associates, Inc.	$7,430,188	50%	$8,407,170	51%
Eckhardt Trading Company	$5,105,667	35%	$5,611,858	34%

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the masters over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investment in the Funds, as of March 31, 2014 and December 31, 2013. The remaining trading Value at Risk tables reflect the market sensitive instruments held by each Fund separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013.

The following tables indicate the trading Value at Risk associated with the Partnership’s by market category through its investments in the Funds, as of March 31, 2014 and December 31, 2013. As of March 31, 2014, the Partnership’s total capitalization was $14,701,838.

March 31, 2014

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$506,723	3.45%
Energy	272,008	1.85%
Grains	63,491	0.43%
Indices	175,847	1.20%
Interest Rates U.S.	183,573	1.25%
Interest Rates Non-U.S.	277,060	1.88%
Metals	119,196	0.81%
Softs	17,498	0.12%

Total	$1,615,396	10.99%

As of December 31, 2013, the Partnership’s total capitalization was $16,497,232 December 31, 2013
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$583,241	3.54%
Energy	172,370	1.05%
Grains	61,735	0.37%
Indices	301,947	1.83%
Interest Rates U.S.	105,284	0.64%
Interest Rates Non-U.S.	201,410	1.22%
Metals	143,527	0.87%
Softs	20,119	0.12%

Total	$1,589,633	9.64%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of March 31, 2014 and December 31, 2013 and the highest and lowest value at any point and the average value during the three months ended March 31, 2014 and for the twelve months ended December 31, 2013. All open position trading risk exposures of the Funds have been included in calculating the figures set forth below.

As of March 31, 2014, Willowbridge Master’s total capitalization was $82,981,815. The Partnership owned approximately 9.4% of Willowbridge Master. As of March 31, 2014, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

March 31, 2014

			Three months ended March 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$154,241	0.19%	$3,732,814	$154,241	$732,501
Energy	1,563,212	1.88%	2,399,584	59,187	1,168,501
Interest Rates U.S.	1,240,817	1.50%	2,747,588	537,550	1,468,628
Interest Rates Non-U.S.	1,254,087	1.51%	1,457,323	179,050	993,578

Total	$4,212,357	5.08%

*	Average of month-end Values at Risk.

As of December 31, 2013, Willowbridge Master’s total capitalization was $88,383,660. The Partnership owned approximately 8.9% of Willowbridge Master. As of December 31, 2013, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

December 31, 2013

			Twelve months ended December 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,210,939	3.63%	$4,945,148	$148,500	$1,861,929
Energy	726,752	0.82%	2,264,273	46,200	424,936
Indices	684,033	0.77%	6,842,689	21,635	594,408
Interest Rates U.S.	537,550	0.61%	3,564,310	8,280	911,307
Interest Rates Non-U.S.	289,287	0.33%	1,216,176	2,178	337,625

Total	$5,448,561	6.16%

*	Annual average of month-end Values at Risk.

As of March 31, 2014, Graham Master’s total capitalization was $49,652,130. The Partnership owned approximately 4.4% of Graham Master. As of March 31, 2014, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

March 31, 2014

			Three months ended March 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,614,830	9.30%	$5,811,070	$3,004,489	$4,663,562
Energy	298,292	0.60%	1,178,507	266,739	566,092
Grains	291,868	0.59%	710,585	243,600	498,228
Indices	2,367,933	4.77%	3,599,947	2,133,473	2,956,299
Interest Rates U.S.	437,898	0.88%	656,096	375,684	522,428
Interest Rates Non-U.S.	1,412,222	2.84%	1,883,371	1,048,993	1,468,376
Metals	1,105,807	2.23%	2,154,978	667,136	1,304,546
Softs	169,101	0.34%	584,007	169,101	324,150

Total	$10,697,951	21.55%

*	Average of month-end Values at Risk.

As of December 31, 2013, Graham Master’s total capitalization was $56,951,856. The Partnership owned approximately 4.2% of Graham Master. As of December 31, 2013, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

December 31, 2013

			Twelve months ended December 31, 2013
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

As of March 31, 2014, Eckhardt Master’s total capitalization was $11,586,679. The Partnership owned approximately 44.4% of Eckhardt Master. As of March 31, 2014, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:

March 31, 2014

			Three months ended March 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$651,289	5.62%	669,026	126,173	$439,136
Energy	252,120	2.18%	413,270	71,192	231,660
Grains	114,075	0.98%	144,002	59,616	105,418
Indices	161,391	1.39%	340,195	97,628	171,057
Interest Rates U.S.	107,363	0.93%	338,498	43,923	231,381
Interest Rates Non -U.S.	218,554	1.89%	459,860	167,045	291,928
Metals	158,875	1.37%	214,491	119,004	158,067
Softs	22,652	0.19%	59,668	11,819	31,119

Total	$1,686,319	14.55%

*	Average of month-end Values at Risk.

As of December 31, 2013, Eckhardt Master’s total capitalization was $13,111,415. The Partnership owned approximately 33.2% of Eckhardt Master. As of December 31, 2013, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:

December 31, 2013

			Twelve months ended December 31, 2013
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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010 and 2009.

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

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $56 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in September 2014. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $309 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $309 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois styled Federal

Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $57 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $57 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as Pinnacle Notes. The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the United States District Court for the Southern District of New York (“SDNY”). An amended complaint was filed on October 22, 2012. The court denied defendants’ motion to dismiss the amended complaint on August 22, 2013 and granted class certification on October 17, 2013. On October 30, 2013, defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On March 25, 2014, the court denied defendants’ petition seeking permission to appeal the court’s decision granting class certification. Plaintiffs seek damages of approximately $138.7 million, rescission, punitive damages, and interest.

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

or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $78 million, and the certificates had incurred actual losses of $1 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $78 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $99 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $99 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. filed its answer on August 17, 2012. Trial is currently scheduled to begin in May 2015. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $115 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $115 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. Trial is currently scheduled to begin in November 2014. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On January 23, 2014, the parties reached an agreement in principle to settle the litigation. On April 25, 2014, the parties filed a stipulation of voluntary discontinuance of the action with prejudice.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $636 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $636 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $76 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $76 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissionary and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $220 million, and the certificates had incurred actual losses of $25 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $220 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, MS&Co., as a major futures commission merchant, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of MS&Co. MS&Co. may establish reserves from time to time in connections with such actions.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 – January 31, 2014	207.5780	$1,351.59	N/A	N/A
February 1, 2014 – February 28, 2014	263.1610	$1,361.62	N/A	N/A
March 1, 2014 – March 31, 2014	224.7350	$1,305.23	N/A	N/A
	695.4740	$1,340.40

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3. Defaults Upon Senior Securities — None.

Item 4. Mine Safety Disclosures — Not Applicable.

Item 5. Other Information—None

Item 6. Exhibits

Exhibit

3.1(a)	Certificate of Limited Partnership dated May 10, 1994 (filed as Exhibit 3.1(a) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership dated July 31, 1995 (filed as Exhibit 3.1(b) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership dated October 1, 1999 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Change of the Certificate of Limited Partnership effective January 31, 2000 (filed as Exhibit 3.1(d) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership dated May 21, 2003 (filed as Exhibit 3.1(e) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(f) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(g) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(h)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(i)	Certificate of Amendment of the Certificate of Limited Partnership dated April 12, 2010 (filed as Exhibit 3.1(i) to the Form 8-K/A filed on April 14, 2010 and incorporated herein by reference).

(j)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.1 to the Current Report on form 8-K filed on July 2, 2010 and incorporated herein by reference).

(k)	Certificate of Amendment of the Certificate of Limited Partnership dated September 2, 2011 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(1)	Certificate of Amendment of the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.1(l) to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 filed on August 14, 2013 and incorporated herein by reference).

(m)	Certificate of Amendment of the Certified of Limited Partnership dated March 26, 2014 (filed as Exhibit 3.1(m) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 28, 2014 and incorporated herein by reference).

3.2	Limited Partnership Agreement (attached as Exhibit A to the Registration Statement on Form S-1 filed on May 29, 1996 and incorporated herein by reference).

10.1(a)	Customer Agreement between the Partnership and Smith Barney (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on May 29, 1996 and incorporated herein by reference).

(b)	Commodity Futures Customer Agreement between the Partnership and MS & Co., effective September 4, 2013 (filed as Exhibit 10.1(b) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed on November 14, 2013 and incorporated herein by reference).

10.2	Form of Subscription Agreement (attached as Exhibit B to the Registration Statement on Form S-1 filed on May 29, 1996 and incorporated herein by reference).

10.3	Form of Escrow Agreement (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

10.4(a)	Management Agreement among the Partnership, the General Partner and Willowbridge Associates, Inc. (filed as Exhibit 10.7 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed on March 30, 1998 and incorporated herein by reference).

(b)	Letter extending Management Agreement with Willowbridge Associates Inc. from June 30, 2013 through June 30, 2014 (filed as Exhibit 10.4(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 28, 2014 and incorporated herein by reference).

(c)	Amendment to the Management Agreement dated January 1, 2013, by and among the Partnership, Ceres Managed Futures LLC and Willowbridge Associates Inc. (filed as an exhibit to the Current Report on Form 8-K filed on January 7, 2013 and incorporated herein by reference).

10.6(a)	Management Agreement among the Partnership, the General Partner and Graham Capital Management L.P. (filed as Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on March 29, 2001 and incorporated herein by reference).

(b)	Letter extending Management Agreement with Graham Capital Management L.P. from June 30, 2013 through June 30, 2014 (filed as Exhibit 10.6(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 28, 2014 and incorporated herein by reference).

(c)	Amendment No. 1 to the Management Agreement among the Partnership, the General Partner and Graham Capital Management, L.P. effective April 1, 2014 (filed herewith).

10.8(a)	Management Agreement among the Partnership, the General Partner and Eckhardt Trading Company (filed as Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed on August 14, 2008 and incorporated herein by reference).

(b)	Letter extending Management Agreement with Eckhardt Trading Company from June 30, 2013 through June 30, 2014 (filed as Exhibit 10.8(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 28, 2014 and incorporated herein by reference).

10.9(a)	Management Agreement among the Partnership, the General Partner and SandRidge Capital, L.P. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 2, 2009 and incorporated herein by reference).

10.10(a)

Alternative Investment Selling Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2013 (filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed on November 13, 2014 and incorporated herein by reference).

(b)	Letter from the General Partner amending Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective April 1, 2014 (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith).

32.1	Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2	Section 1350 Certification (Certification of Chief Financial Officer) (filed herewith).

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema Document.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101. LAB	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diversified Multi-Advisor Futures Fund L.P. II

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Alper Daglioglu
Alper Daglioglu
President and Director

Date: May 14, 2014

By:	/s/ Alice Lonero
Alice Lonero
Chief Financial Officer
(Principal Accounting Officer)

Date: May 14, 2014