Form 10-Q
period 2014-06-30
DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P. II
filed 2014-08-13
CIK 923660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes           No  X

As of July 31, 2014, 10,369.6254 Limited Partnership Redeemable Units were outstanding.

DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P. II

FORM 10-Q

PART I

Item 1. Financial Statements

Diversified Multi-Advisor Futures Fund L.P. II

Statements of Financial Condition

	(Unaudited) June 30, 2014	December 31, 2013
Assets:
Investment in Funds, at fair value	$14,321,526	$16,799,476
Equity in trading account:
Cash	69,130	66,703

Total assets	$14,390,656	$16,866,179

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$35,977	84,331
Management fees	20,327	24,339
Other	65,369	73,552
Redemptions payable	218,111	186,725

Total liabilities	339,784	368,947

Partners’ Capital:
General Partner, 142.3844 unit equivalents at June 30, 2014 and December 31, 2013	188,703	196,412
Limited Partners, 10,459.6084 and 11,816.8964 Redeemable Units outstanding at June 30, 2014 and December 31, 2013, respectively	13,862,169	16,300,820

Total partners’ capital	14,050,872	16,497,232

Total liabilities and partners’ capital	$14,390,656	$16,866,179

Net asset value per unit	$1,325.30	$1,379.45

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P. II

Schedule of Investments

June 30, 2014

(Unaudited)

	Fair Value	% of Partners’ Capital
Investment in Funds
CMF Willowbridge Master Fund L.P.	$7,229,942	51.46%
CMF Graham Capital Master Fund L.P.	2,321,471	16.52
CMF Eckhardt Master Fund L.P.	4,770,113	33.95

Total Investment in Funds, at fair value	$14,321,526	101.93%

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

Diversified Multi-Advisor Futures Fund L.P. II

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Investment Income:
Interest income from investment in Funds	$482	$887	$1,477	$3,114

Total investment income (loss)	482	887	1,477	3,114

Expenses:
Clearing fees allocated from Funds	16,039	22,236	35,743	41,952
Ongoing selling agent fees	110,639	277,507	349,707	558,247
Management fees	62,377	80,119	131,013	158,319
Other	55,358	55,181	131,124	81,133

Total expenses	244,413	435,043	647,587	839,651

Net investment income (loss)	(243,931)	(434,156)	(646,110)	(836,537)
Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	—	—	—	(76,517)
Net realized gains (losses) on investment in Funds	300,400	57,915	222,055	602,287
Change in net unrealized gains (losses) on open contracts	—	—	—	76,517
Change in net unrealized gains (losses) on investment in Funds	170,126	161,372	(212,528)	242,469

Total trading results	470,526	219,287	9,527	844,756

Net income (loss)	226,595	(214,869)	(636,583)	8,219
Redemptions — General Partner	—	—	—	(75,725)
Redemptions — Limited Partners	(877,561)	(658,066)	(1,809,777)	(990,285)

Net increase (decrease) in Partners’ Capital	(650,966)	(872,935)	(2,446,360)	(1,057,791)
Partners’ Capital, beginning of period	14,701,838	18,359,984	16,497,232	18,544,840

Partners’ Capital, end of period	14,050,872	17,487,049	14,050,872	17,487,049

Net asset value per unit (10,601.9928 and 12,476.5938 units outstanding at June 30, 2014 and 2013, respectively)	$1,325.30	$1,401.59	$1,325.30	$1,401.59

Net income (loss) per unit*	$20.07	$(18.29)	$(54.15)	$(1.32)

Weighted average units outstanding	10,980.7591	12,733.9321	11,356.9671	12,919.4018

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

June 30, 2014

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

As of June 30, 2014 all trading decisions are made for the Partnership by Graham Capital Management L.P. (“Graham”), Willowbridge Associates Inc. (“Willowbridge”) and Eckhardt Trading Company (“Eckhardt”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. References herein to “Advisors” may also include, as relevant, SandRidge Capital L.P. (“SandRidge”). Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in master funds.

During the six months ended June 30, 2014, the Partnership’s/Funds’ commodity broker was Morgan Stanley and Co. LLC (“MS&Co.”), a registered futures commission merchant. During the prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

During the second quarter of 2013, CMF Graham Capital Master Fund L.P. (“Graham Master”) entered into a foreign exchange brokerage account agreement with MS&Co. During the second quarter of 2013, Graham Master also entered into a futures brokerage account agreement with MS&Co. Graham Master commenced foreign exchange trading through an account at MS&Co. on or about May 1, 2013 and futures trading through an account at MS&Co. on or about June 17, 2013. During the third quarter of 2013, CMF Willowbridge Master Fund L.P. entered into a futures brokerage account agreement with MS&Co. and commenced futures trading through an account at MS&Co. on or about July 29, 2013. During the fourth quarter of 2013, CMF Eckhardt Master Fund L.P. entered into a futures brokerage account agreement with MS&Co. and commenced futures trading through an account at MS&Co. on or about October 4, 2013. Effective September 4, 2013, the Partnership entered into a futures brokerage account with MS&Co. and began transferring the brokerage account of the Partnership from CGM to MS&Co. The Partnership, through its investment in the Funds, pays MS&Co. trading fees for the clearing and, where applicable, execution of transactions.

Effective October 1, 2013, the Partnership ceased paying a brokerage fee to CGM and CGM ceased acting as a selling agent for the Partnership. Also effective October 1, 2013, the Partnership entered into a selling agreement with Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management). Pursuant to the selling agreement, Morgan Stanley Wealth Management received a selling agent fee equal to 1/2 of 1% (6% per year) of the Partnership’s month-end net assets. The selling agent fee received by Morgan Stanley Wealth Management will be shared with the properly registered/licensed financial advisers of Morgan Stanley Wealth Management who sold redeemable units in the Partnership.

Effective April 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 6.0% to an annual rate of 3.0%. Effective April 1, 2014, the management fee paid to Graham was reduced from an annual rate of 2.0% to an annual rate of 1.75%. Effective July 1, 2014, the management fees paid to Eckhardt was reduced from an annual rate of 2.0% to an annual rate of 1.0%.

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

June 30, 2014

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2014 and December 31, 2013, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2014 and 2013. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2013.

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

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

June 30, 2014

(Unaudited)

2. Financial Highlights:

Changes in the net asset value per unit for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net realized and unrealized gains (losses) [1]	$30.73	$(7.74)	$(31.27)	$17.01
Interest income	0.04	0.07	0.12	0.23
Expenses [2]	(10.70)	(10.62)	(23.00)	(18.56)

Increase (decrease) for the period	20.07	(18.29)	(54.15)	(1.32)
Net asset value per unit, beginning of period	1,305.23	1,419.88	1,379.45	1,402.91

Net asset value per unit, end of period	$1,325.30	$1,401.59	$1,325.30	$1,401.59

[1]

Includes ongoing selling agent fees and clearing fees. Net realized and unrealized gains (losses) excluding ongoing selling agent fees for the three months ended June 30, 2014 and 2013 and for the six months ended June 30, 2014 and 2013 were $42.28, $15.80, $2.33 and $63.48, respectively.

[2]

Excludes ongoing selling agent fees and clearing fees. Total expenses, including ongoing selling agent fees for the three months ended June 30, 2014 and 2013 and for the six months ended June 30, 2014 and 2013 were $(22.25), $(34.16), $(56.60) and $(65.03), respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Ratios to average net assets: [3]
Net investment income (loss)	(6.8)%	(9.6)%	(8.6)%	(9.2)%
Incentive fees	—%	—%	—%	—%

Net investment income (loss) before incentive fees [4]	(6.8)%	(9.6)%	(8.6)%	(9.2)%

Operating expenses	6.8%	9.6%	8.6%	9.3%
Incentive fees	—%	%	—%	%

Total expenses	6.8%	9.6%	8.6%	9.3%

Total return:
Total return before incentive fees	1.5%	(1.3)%	(3.9)%	(0.1)%
Incentive fees	—%	—%	—%	—%

Total return after incentive fees	1.5%	(1.3)%	(3.9)%	(0.1)%

[3]	Annualized (other than incentive fees).
[4]	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

June 30, 2014

(Unaudited)

3. Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

The customer agreement among the Partnership, each of the Funds and MS&Co. gives, and the customer agreements between the Partnership and CGM and the Funds and CGM gave, the Partnership and the Funds the legal right to net unrealized gains and losses on open futures contracts and open forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and on open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Partnership are held for trading purposes.

Brokerage fees previously paid to CGM were calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance and redemptions. Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s ownership of the Funds.

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

June 30, 2014

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

June 30, 2014

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in Funds (other commodity pools) where there are no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended June 30, 2014 and December 31, 2013, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2014 and for the year ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 or Level 2.

	June 30, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$14,321,526	$—	$14,321,526	$—

Net fair value	$14,321,526	$—	$14,321,526	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$16,799,476	$—	$16,799,476	$—

Net fair value	$16,799,476	$—	$16,799,476	$—

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

June 30, 2014

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended June 30, 2014.

Willowbridge Master’s, Graham Master’s and Eckhardt Master’s (collectively, the “Funds”) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. References to “Funds” included in this report may also include, as relevant, reference to SandRidge Master. During the the three and six months ended June 30, 2014, the Funds engaged in such trading through commodity brokerage accounts maintained with MS&Co. During prior periods included in this report, the Funds also engaged in such trading through commodity brokerage accounts maintained with CGM.

A limited partner of the Funds may withdraw all or part of its capital contribution and undistributed profits, if any, from the Funds in multiples of the net asset value per unit as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the general partner of the Funds at least three days in advance of the Redemption Date. The units are classified as a liability when the limited partner elects to redeem and informs the Funds.

Management and incentive fees are charged at the Partnership level. All trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”) are borne by the Funds and allocated to their limited partners including the Partnership. All other fees are charged at the Partnership level.

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

June 30, 2014

(Unaudited)

As of June 30, 2014, the Partnership owned approximately 9.5%, 4.4% and 43.7%, of Willowbridge Master, Graham Master and Eckhardt Master, respectively. As of December 31, 2013, the Partnership owned approximately 8.9%, 4.2% and 33.2%, of Willowbridge Master, Graham Master and Eckhardt Master, respectively. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables.

	June 30, 2014
	Total Assets	Total Liabilities	Total Capital
Willowbridge Master	$77,867,555	$1,765,021	$76,102,534
Graham Master	52,654,694	23,354	52,631,340
Eckhardt Master	10,929,182	22,687	10,906,495

	December 31, 2013
	Total Assets	Total Liabilities	Total Capital
Willowbridge Master	$95,699,725	$7,316,065	$88,383,660
Graham Master	59,948,792	2,996,936	56,951,856
Eckhardt Master	17,660,024	4,548,609	13,111,415

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended June 30, 2014
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Willowbridge Master	$(103,816)	$1,170,549	$1,066,733
Graham Master	(39,026)	4,311,690	4,272,664
Eckhardt Master	(38,699)	447,898	409,199

	For the three months ended June 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$(131,517)	$10,840,412	$10,708,895
Graham Master	(67,902)	(3,765,050)	(3,832,952)
Eckhardt Master	(49,056)	(1,990,468)	(2,039,524)

	For the six months ended June 30, 2014
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Willowbridge Master	$(213,278)	$(1,038,561)	$(1,251,839)
Graham Master	(114,708)	(1,495,600)	(1,610,308)
Eckhardt Master	(80,741)	454,416	373,675

	For the six months ended June 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$(240,793)	$12,917,087	$12,676,294
Graham Master	(140,795)	3,770,508	3,629,713
Eckhardt Master	(91,968)	(1,376,098)	(1,468,066)
SandRidge Master	(68,488)	129,650	61,162

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

June 30, 2014

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds is shown in the following tables.

	June 30, 2014		For the three months ended June 30, 2014
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Clearing Fees	Other	(Loss)	Objective	Permitted
Willowbridge Master	51.46%	$7,229,942	$84,553	$7,395	$2,310	$74,848	Commodity Portfolio	Monthly
Graham Master	16.52%	2,321,471	189,524	1,319	475	187,730	Commodity Portfolio	Monthly
Eckhardt Master	33.95%	4,770,113	196,931	7,325	9,844	179,762	Commodity Portfolio	Monthly

Total		$14,321,526	$471,008	$16,039	$12,629	$442,340

	December 31, 2013		For the three months ended June 30, 2013
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Clearing Fees	Other	(Loss)	Objective	Permitted
Willowbridge Master	51.32%	$8,466,061	$1,014,433	$10,059	$2,665	$1,001,709	Commodity Portfolio	Monthly
Graham Master	15.08%	2,488,503	(141,925)	2,300	662	(144,887)	Commodity Portfolio	Monthly
Eckhardt Master	35.43%	5,844,912	(652,334)	9,877	6,526	(668,737)	Commodity Portfolio	Monthly

Total		$16,799,476	$220,174	$22,236	$9,853	$188,085

	June 30, 2014		For the six months ended June 30, 2014
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Clearing Fees	Other	(Loss)	Objective	Permitted
Willowbridge Master	51.46%	$7,229,942	$(123,529)	$16,372	$4,087	$(143,988)	Commodity Portfolio	Monthly
Graham Master	16.52%	2,321,471	(64,778)	2,874	2,381	(70,033)	Commodity Portfolio	Monthly
Eckhardt Master	33.95%	4,770,113	199,311	16,497	19,671	163,143	Commodity Portfolio	Monthly

Total		$14,321,526	$11,004	$35,743	$26,139	$(50,878)

	December 31, 2013		For the six months ended June 30, 2013
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Clearing Fees	Other	(Loss)	Objective	Permitted
Willowbridge Master	51.32%	$8,466,061	$1,178,829	$18,927	$5,380	$1,154,522	Commodity Portfolio	Monthly
Graham Master	15.08%	2,488,503	147,190	4,542	1,380	141,268	Commodity Portfolio	Monthly
Eckhardt Master	35.43%	5,844,912	(480,848)	18,188	12,432	(511,468)	Commodity Portfolio	Monthly
SandRidge Master	0.00%	—	2,699	295	1,214	1,190	Energy Portfolio	Monthly

Total		$16,799,476	$847,870	$41,952	$20,406	$785,512

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

June 30, 2014

(Unaudited)

6. Financial Instrument Risks:

In the normal course of business, the Partnership (through its investments in the Funds) is a party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap-execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 10.4% to 32.0% of the Fund’s contracts are traded OTC.

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

June 30, 2014

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended June 30, 2014 and December 31, 2013, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2014 and for the year ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

June 30, 2014

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

June 30, 2014

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

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that other than that referenced in Note 1 to the Financial Statements, there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds and cash. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on forward contracts and options purchased. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2014.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2014, Partnership capital decreased 14.8% from $16,497,232 to $14,050,872. This decrease was attributable to the redemptions of 1,357.2880 Redeemable Units resulting in an outflow of $1,809,777, coupled with a net loss of $636,583. Future redemptions could impact the amount of funds available for investment in Funds in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2014, the net asset value per unit increased 1.5% from $1,305.23 to $1,325.30 as compared to a decrease of 1.3% in the second quarter of 2013. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2014 of $470,526. Gains were primarily attributable to the Funds’ trading of commodity futures in U.S. and non-U.S. interest rates and indices and were partially offset by losses in currencies, grains, metals and softs. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2013 of $219,287. Gains were primarily attributable to the Funds’s trading of commodity futures in grains, indices, metals and softs and were partially offset by losses in currencies, energy, U.S. and non-U.S. interest rates and livestock.

The most significant gains were achieved within the global interest rate sector primarily during May from long positions in U.S. fixed income futures as prices moved higher amid expectation that Federal Reserve Chairperson Janet Yellen was backing away from a six-month time frame for lifting interest rates. Additional gains were experienced during May from long Australian fixed income futures as prices moved higher following the release of Reserve Bank of Australia meeting minutes, which signaled the central bank will likely maintain record-low interest rates. Additional gains in this sector were recorded during April. Within the global stock index sector, gains were experienced primarily during May and June from long European, Asian, and U.S. equity index futures positions as prices increased as global economic data met expectations, geopolitical risks eased and speculation that central banks’ monetary policies would remain accommodative in the near future. A portion of the Partnership’s gains for the quarter was offset by losses recorded within the agricultural complex predominantly in May from long coffee futures positions as prices decreased due to lower expectations of crop damage in Brazil, caused by severe drought earlier this year. Additional losses were recorded during May from long positions in corn futures as prices declined as spring plantings in the U.S. accelerated due to mild weather throughout the Midwest. Within the currency markets, losses were recorded primarily during May from long euro positions versus the U.S. dollar as the value of the euro declined after manufacturing and business confidence signaled uneven economic growth, bolstering bets on further European Central Bank stimulus in June. Additional losses in this sector were recorded from positions in the Japanese yen, Swiss franc, and Canadian dollar. Within the metals sector, losses were experienced in the first half of May from short copper futures positions as prices increased following reports that inventories in China, the world’s largest buyer of industrial metals, were rapidly declining. Additional losses in this sector were recorded in June from short precious metals futures positions as prices increased amid regional instability in the Middle East, which prompted investors to take more of a defensive posture and increased demand for “safe-haven assets”.

During the Partnership’s six months ended June 30, 2014, the net asset value per unit decreased 3.9% from $1,379.45 to $1,325.30 as compared to a decrease of 0.1% during the six months ended June 30, 2013. The Partnership experienced a net trading gain before fees and expenses in the six months ended June 30, 2014 of $9,527. Gains were primarily attributable to the Funds’ trading of commodity futures in grains and non-U.S. interest rates and were partially offset by losses in energy, U.S. interest rates indices, livestock, metals, and softs. The Partnership experienced a net trading gain before fees and expenses in the six months ended June 30, 2013 of $844,756. Gains were primarily attributable to the Funds’s trading of commodity futures in currencies, grains, indices, metals and softs and were partially offset by losses in energy, U.S. and non-U.S. interest rates and livestock.

The most significant losses were recorded within the global stock index sector during January from long positions in U.S., European, and Asian equity index futures as prices declined following softer-than-expected economic data in the U.S. and China, along with political and economic headwinds facing emerging markets. Additional losses in this sector were incurred from long equity index futures positions as prices declined in the first half of March amid unrest in Russian-Ukrainian relations and weak Chinese economic data. In the metals sector, losses were recorded in January from long positions in copper futures as prices declined on concern that slowing economic growth will curb demand from China, the world’s largest user of the metal. Additional losses in this sector were recorded during March from long positions in gold futures as prices declined after Russian-Ukrainian tensions began to ease and as the Fed’s tone indicated further tightening of its monetary policy. Within the energy complex, losses were recorded in the first half of March from long futures positions in crude oil and its refined products as prices fell amid a larger-than-expected increase in U.S. crude oil stockpiles and slower economic growth within China. In the agricultural sector, losses were recorded primarily in May from long coffee futures positions as prices decreased due to lower expectations of crop damage in Brazil, caused by severe drought earlier this year. Additional losses were recorded during May from long positions in corn futures and in June from long soybean futures positions as prices decreased as warm, wet weather improved growing conditions, raising the outlook for record crops in the U.S. The Partnership’s losses during the first six months of the year were partially offset by gains experienced within the global interest rate sector primarily during May from long positions in U.S. fixed income futures as prices moved higher amid expectation that Federal Reserve Chairperson Janet Yellen is backing away from a six-month time frame for lifting interest rates. Additional gains were experienced during May from long Australian fixed income futures as prices moved higher following the release of Reserve Bank of Australia meeting minutes, which signaled the central bank will likely maintain record-low interest rates. Additional gains in this sector were experienced in January from long positions in European fixed income futures as prices increased as investors sought the relative safety of interest rate instruments amid growing uncertainties in emerging markets.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account during each month was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days or at the monthly average of the 4-week U.S. Treasury bill discount rate, as applicable. Interest income for the three and six months ended June 30, 2014, decreased by $405 and $1,637, respectively, as compared to the corresponding periods in 2013. The decrease in interest income was primarily due to lower U.S. Treasury bill rates and lower average daily equity during the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s/Funds’ accounts and upon interest rates over which neither the Partnership, the Funds nor CGM/MS&Co has control.

Ongoing selling agent/brokerage fees are calculated as a percentage of the Partnership’s net asset value as of the end of the month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent/brokerage fees for the three and six months ended June 30, 2014, decreased by $166,868 and $208,540, respectively, as compared to the corresponding periods in 2013. The decrease in ongoing selling agent/brokerage fees is due to lower average net assets and also a reduction in the monthly ongoing selling fee rate during the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number or trades executed during the period. Clearing fees for the three and six months ended June 30, 2014 decreased by $6,197 and $6,209, respectively as compared to the corresponding periods in 2013. The decrease in clearing fees is primarily due to a decrease in the number of trades during the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013.

Management fees are calculated on the portion of the Partnership’s net asset value allocated to each Advisor at the end of the month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2014 decreased by $17,742 and $27,306, respectively, as compared to the corresponding periods in 2013. The decrease in management fees is due to lower average net assets and also a reduction of Graham’s annual management fee rate during the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreement among the Partnership, the General Partner and each Advisor. There were no incentive fees earned for the three and six months ended June 30, 2014 and 2013. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of June 30, 2014 and March 31, 2014, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	June 30, 2014		March 31, 2014
Graham Capital Management, L.P.	$2,102,021	15%	$2,165,983	15%
Willowbridge Associates, Inc.	$7,202,153	51%	$7,430,188	50%
Eckhardt Trading Company	$4,746,698	34%	$5,105,667	35%

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the masters over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investment in the Funds, as of June 30, 2014 and December 31, 2013. The remaining trading Value at Risk tables reflect the market sensitive instruments held by each Fund separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category through its investments in the Funds, as of June 30, 2014 and December 31, 2013. As of June 30, 2014, the Partnership’s total capitalization was $14,050,872.

June 30, 2014

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$427,439	3.04%
Energy	177,263	1.26%
Grains	16,180	0.12%
Indices	381,545	2.71%
Interest Rates U.S.	450,585	3.21%
Interest Rates Non-U.S.	190,195	1.35%
Metals	128,831	0.92%
Softs	14,479	0.10%

Total	$1,786,517	12.71%

As of December 31, 2013, the Partnership’s total capitalization was $16,497,232 December 31, 2013
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$583,241	3.54%
Energy	172,370	1.05%
Grains	61,735	0.37%
Indices	301,947	1.83%
Interest Rates U.S.	105,284	0.64%
Interest Rates Non-U.S.	201,410	1.22%
Metals	143,527	0.87%
Softs	20,119	0.12%

Total	$1,589,633	9.64%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of June 30, 2014 and December 31, 2013 and the highest and lowest value at any point and the average value during the three months ended June 30, 2014 and for the twelve months ended December 31, 2013. All open position trading risk exposures of the Funds have been included in calculating the figures set forth below.

As of June 30, 2014, Willowbridge Master’s total capitalization was $76,102,534. The Partnership owned approximately 9.5% of Willowbridge Master. As of June 30, 2014, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

June 30, 2014

			Three Months Ended June 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$515,488	0.68%	$6,674,480	$30,418	$366,907
Indices	408,788	0.54%	1,860,183	90,393	136,263
Interest Rates U.S.	3,740,206	4.91%	6,033,472	1,106,362	3,907,728

Total	$4,664,482	6.13%

*	Average of month-end Values at Risk.

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

As of June 30, 2014, Graham Master’s total capitalization was $52,631,340. The Partnership owned approximately 4.4% of Graham Master. As of June 30, 2014, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

June 30, 2014

			Three Months Ended June 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,192,725	7.97%	$6,396,381	$4,192,725	$5,146,840
Energy	1,072,954	2.04%	1,106,141	161,238	736,723
Grains	367,732	0.70%	594,374	268,571	452,518
Indices	4,267,882	8.11%	4,267,882	2,232,582	3,530,307
Interest Rates U.S.	641,949	1.22%	817,740	401,116	670,342
Interest Rates Non-U.S.	1,542,388	2.93%	1,742,463	1,317,501	1,569,516
Metals	914,573	1.74%	1,483,092	716,778	967,823
Softs	265,707	0.50%	310,127	153,249	248,176

Total	$13,265,910	25.21%

*	Average of month-end Values at Risk.

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

As of June 30, 2014, Eckhardt Master’s total capitalization was $10,906,495. The Partnership owned approximately 43.7% of Eckhardt Master. As of June 30, 2014, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:

June 30, 2014

			Three Months Ended June 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$443,908	4.07%	$717,364	$290,342	$480,515
Energy	297,605	2.73%	390,610	156,802	243,651
Indices	354,516	3.25%	373,050	161,695	280,892
Interest Rates U.S.	153,362	1.40%	297,325	74,605	216,037
Interest Rates Non -U.S.	279,931	2.57%	386,144	186,526	311,805
Metals	202,723	1.86%	202,723	98,632	157,963
Softs	6,380	0.06%	35,444	6,350	16,765

Total	$1,738,425	15.94%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

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

On May 7, 2009, MS&Co. was named as a defendant in a purported class action lawsuit brought under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, which is now styled In re Morgan Stanley Mortgage Pass-Through Certificates Litigation and is pending in the United States District Court for the Southern District of New York (“SDNY”). The third amended complaint, filed on September 30, 2011, alleges, among other things, that the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 contained false and misleading information concerning the pools of residential loans that backed these securitizations. The plaintiffs seek, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. On July 22, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to court approval.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $55 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in January 2015. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $301 million, and the certificates had incurred actual losses of approximately $6 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $301 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $56 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as Pinnacle Notes. The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the SDNY. An amended complaint was filed on October 22, 2012. The court denied defendants’ motion to dismiss the amended complaint on August 22, 2013 and granted class certification on October 17, 2013. On October 30, 2013, defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to court approval.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. On July 16, 2014, plaintiff voluntarily dismissed its claims against MS&Co. with respect to one of the securitizations at issue. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $67 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $67 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”), styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $99 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $99 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. filed its answer on August 17, 2012. Trial is currently scheduled to begin in July 2015. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $113 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $113 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. Trial is currently scheduled to begin in November 2014. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $46 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. On June 5, 2014, the defendants filed a renewed motion to dismiss the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $623 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $623 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $75 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $75 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied defendants’ motion to dismiss. On July 10, 2014, MS&Co. filed a renewed motion to dismiss with respect to two certificates at issue in the case. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $284 million, and the certificates had incurred actual losses of approximately $52 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $284 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On April 28, 2014, the court granted in part and denied in part plaintiff’s motion to strike certain of the defendants’ affirmative defenses. On July 11, 2014, the defendants filed a motion for reconsideration of the court’s order on the motion to dismiss the complaint or, in the alternative, for certification of interlocutory appeal and a stay of all proceedings. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $215 million, and the certificates had incurred actual losses of approximately $26 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $215 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime residential mortgage-backed security transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 – April 30, 2014	351.9040	$1,316.35	N/A	N/A
May 1, 2014 – May 31, 2014	145.3350	$1,350.13	N/A	N/A
June 1, 2014 – June 30, 2014	164.5750	$1,325.30	N/A	N/A
	661.8140	$1,325.99

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3. Defaults Upon Senior Securities — None.

Item 4. Mine Safety Disclosures — Not Applicable.

Item 5. Other Information

Effective October 1, 2014, the monthly ongoing selling agent fee will be reduced from an annual rate of 3.00% to an annual rate of 2.00%.

Item 6. Exhibits

Exhibit

3.1(a)	Certificate of Limited Partnership dated May 10, 1994 (filed as Exhibit 3.1(a) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership dated July 31, 1995 (filed as Exhibit 3.1(b) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership dated October 1, 1999 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Change of the Certificate of Limited Partnership effective January 31, 2000 (filed as Exhibit 3.1(d) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership dated May 21, 2003 (filed as Exhibit 3.1(e) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(f) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(g) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(h)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(i)	Certificate of Amendment of the Certificate of Limited Partnership dated April 12, 2010 (filed as Exhibit 3.1(i) to the Current Report on Form 8-K/A filed on April 14, 2010 and incorporated herein by reference).

(j)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.1 to the Current Report on form 8-K filed on July 2, 2010 and incorporated herein by reference).

(k)	Certificate of Amendment of the Certificate of Limited Partnership dated September 2, 2011 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(1)	Certificate of Amendment of the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.1(l) to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 filed on August 14, 2013 and incorporated herein by reference).

(m)	Certificate of Amendment of the Certified of Limited Partnership dated March 26, 2014 (filed as Exhibit 3.1(m) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 28, 2014 and incorporated herein by reference).

3.2	Limited Partnership Agreement (attached as Exhibit A to the Registration Statement on Form S-1 filed on May 29, 1996 and incorporated herein by reference).

10.1(a)	Customer Agreement between the Partnership and Smith Barney (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on May 29, 1996 and incorporated herein by reference).

(b)	Commodity Futures Customer Agreement between the Partnership and MS & Co., effective September 4, 2013 (filed as Exhibit 10.1(b) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed on November 14, 2013 and incorporated herein by reference).

10.2	Form of Subscription Agreement (attached as Exhibit B to the Registration Statement on Form S-1 filed on May 29, 1996 and incorporated herein by reference).

10.3	Form of Escrow Agreement (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

10.4(a)	Management Agreement among the Partnership, the General Partner and Willowbridge Associates, Inc. (filed as Exhibit 10.7 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed on March 30, 1998 and incorporated herein by reference).

(b)	Letter extending Management Agreement with Willowbridge Associates Inc. from June 30, 2013 through June 30, 2014 (filed as Exhibit 10.4(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 28, 2014 and incorporated herein by reference).

(c)	Amendment to the Management Agreement dated January 1, 2013, by and among the Partnership, Ceres Managed Futures LLC and Willowbridge Associates Inc. (filed as an exhibit to the Current Report on Form 8-K filed on January 7, 2013 and incorporated herein by reference).

10.6(a)	Management Agreement among the Partnership, the General Partner and Graham Capital Management L.P. (filed as Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on March 29, 2001 and incorporated herein by reference).

(b)	Letter extending Management Agreement with Graham Capital Management L.P. from June 30, 2013 through June 30, 2014 (filed as Exhibit 10.6(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 28, 2014 and incorporated herein by reference).

(c)	Amendment No. 1 to the Management Agreement among the Partnership, the General Partner and Graham Capital Management, L.P. effective April 1, 2014 (filed as Exhibit 10.6(c) to the Quarterly Report on Form 10-Q for the Quarterly period ended March 31, 2014 filed on May 14, 2014 and incorporated herein by reference).

10.8(a)	Management Agreement among the Partnership, the General Partner and Eckhardt Trading Company (filed as Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed on August 14, 2008 and incorporated herein by reference).

(b)	Letter extending Management Agreement with Eckhardt Trading Company from June 30, 2013 through June 30, 2014 (filed as Exhibit 10.8(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 28, 2014 and incorporated herein by reference).

(c)	Amendment No. 1 to the Management Agreement among the Partnership, the General Partner and Eckhardt Trading Company dated July 25, 2014 and effective July 1, 2014 (filed herewith).

10.9(a)	Management Agreement among the Partnership, the General Partner and SandRidge Capital, L.P. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 2, 2009 and incorporated herein by reference).

10.10(a)

Alternative Investment Selling Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2013 (filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed on November 14, 2013 and incorporated herein by reference).

(b)	Letter from the General Partner amending Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective April 1, 2014 (filed as Exhibit 10.10(b) to the Quarterly Report on Form 10-Q for the Quarterly period ended March 31, 2014 filed on May 14, 2014 and incorporated herein by reference).

(c)	Letter from the General Partner amending Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management dated as of August 8, 2014 and effective October 1, 2014 (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith).

32.1	Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2	Section 1350 Certification (Certification of Chief Financial Officer) (filed herewith).

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema Document.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101. LAB	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diversified Multi-Advisor Futures Fund L.P. II

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Alper Daglioglu
Alper Daglioglu
President and Director

Date: August 13, 2014

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer
(Principal Accounting Officer)

Date: August 13, 2014