Form 10-Q
period 2014-09-30
DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P. II
filed 2014-11-13
CIK 923660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes           No  X

As of October 31, 2014, 9,678.2084 Limited Partnership Redeemable Units were outstanding.

DIVERSIFIED MULTI-ADVISOR FUTURES FUND L.P. II

FORM 10-Q

PART I

Item 1. Financial Statements

Diversified Multi-Advisor Futures Fund L.P. II

Statements of Financial Condition

	(Unaudited) September 30, 2014	December 31, 2013
Assets:
Investment in Funds, at fair value	$13,625,238	$16,799,476
Equity in trading account:
Cash	66,287	66,703

Total assets	$13,691,525	$16,866,179

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$34,229	$84,331
Management fees	15,365	24,339
Other	64,665	73,552
Redemptions payable	190,010	186,725

Total liabilities	304,269	368,947

Partners’ Capital:
General Partner, 104.7164 and 142.3844 unit equivalents at September 30, 2014 and December 31, 2013, respectively	141,292	196,412
Limited Partners, 9,817.0114 and 11,816.8964 Redeemable Units outstanding at September 30, 2014 and December 31, 2013, respectively	13,245,964	16,300,820

Total partners’ capital	13,387,256	16,497,232

Total liabilities and partners’ capital	$13,691,525	$16,866,179

Net asset value per unit	$1,349.29	$1,379.45

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P. II

Schedule of Investments

September 30, 2014

(Unaudited)

	Fair Value	% of Partners’ Capital
Investment in Funds
CMF Willowbridge Master Fund L.P.	$7,014,566	52.40%
CMF Graham Capital Master Fund L.P.	1,793,206	13.39
CMF Eckhardt Master Fund L.P.	4,817,466	35.99

Total Investment in Funds, at fair value	$13,625,238	101.78%

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

Diversified Multi-Advisor Futures Fund L.P. II

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Investment Income:
Interest income from investment in Funds	$352	$638	$1,829	$3,752

Total investment income (loss)	352	638	1,829	3,752

Expenses:
Clearing fees allocated from Funds	19,824	21,205	55,567	63,157
Ongoing selling agent fees	103,251	255,271	452,958	813,518
Management fees	46,616	73,436	177,629	231,755
Other	50,772	60,964	181,896	142,097

Total expenses	220,463	410,876	868,050	1,250,527

Net investment income (loss)	(220,111)	(410,238)	(866,221)	(1,246,775)
Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	—	—	—	(76,517)
Net realized gains (losses) on investment in Funds	233,489	79,978	455,544	682,265
Change in net unrealized gains (losses) on open contracts	—	—	—	76,517
Change in net unrealized gains (losses) on investment in Funds	223,679	(170,030)	11,151	72,439

Total trading results	457,168	(90,052)	466,695	754,704

Net income (loss)	237,057	(500,290)	(399,526)	(492,071)
Redemptions — General Partner	(49,996)	—	(49,996)	(75,725)
Redemptions — Limited Partners	(850,677)	(283,995)	(2,660,454)	(1,274,280)

Net increase (decrease) in Partners’ Capital	(663,616)	(784,285)	(3,109,976)	(1,842,076)
Partners’ Capital, beginning of period	14,050,872	17,487,049	16,497,232	18,544,840

Partners’ Capital, end of period	$13,387,256	$16,702,764	$13,387,256	$16,702,764

Net asset value per unit (9,921.7278 and 12,267.5228 units outstanding at September 30, 2014 and 2013, respectively)	$1,349.29	$1,361.54	$1,349.29	$1,361.54

Net income (loss) per unit*	$23.99	$(40.05)	$(30.16)	$(41.37)

Weighted average units outstanding	10,392.1841	12,403.2678	11,035.3728	12,747.3571

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

September 30, 2014

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

As of September 30, 2014 all trading decisions are made for the Partnership by Graham Capital Management L.P. (“Graham”), Willowbridge Associates Inc. (“Willowbridge”) and Eckhardt Trading Company (“Eckhardt”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. References herein to “Advisors” may also include, as relevant, SandRidge Capital L.P. (“SandRidge”). Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in master funds.

During the nine months ended September 30, 2014, the Partnership’s/Funds’ commodity broker was Morgan Stanley and Co. LLC (“MS&Co.”), a registered futures commission merchant. During the prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

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

Effective October 1, 2013, the Partnership ceased paying a brokerage fee to CGM and CGM ceased acting as a selling agent for the Partnership. Also effective October 1, 2013, the Partnership entered into a selling agreement with Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management). Pursuant to the selling agreement, Morgan Stanley Wealth Management received a selling agent fee equal to 1/2 of 1% (6% per year) of the Partnership’s month-end net assets. The selling agent fee received by Morgan Stanley Wealth Management is shared with the properly registered/exempted financial advisers of Morgan Stanley Wealth Management who sold redeemable units in the Partnership.

Effective April 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 6.0% to an annual rate of 3.0%. Effective April 1, 2014, the management fee paid to Graham was reduced from an annual rate of 2.0% to an annual rate of 1.75%. Effective July 1, 2014, the management fee paid to Eckhardt was reduced from an annual rate of 2.0% to an annual rate of 1.0%. Effective October 1, 2014, the monthly ongoing selling agent fee was further reduced from an annual rate of 3.0% to an annual rate of 2.0%.

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

September 30, 2014

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2014 and December 31, 2013, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2014 and 2013. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2013.

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

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

September 30, 2014

(Unaudited)

2. Financial Highlights:

Changes in the net asset value per unit for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net realized and unrealized gains (losses) [1]	$33.32	$(29.25)	$2.05	$(12.24)
Interest income	0.03	0.05	0.15	0.28
Expenses [2]	(9.36)	(10.85)	(32.36)	(29.41)

Increase (decrease) for the period	23.99	(40.05)	(30.16)	(41.37)
Net asset value per unit, beginning of period	1,325.30	1,401.59	1,379.45	1,402.91

Net asset value per unit, end of period	$1,349.29	$1,361.54	$1,349.29	$1,361.54

[1]

Includes ongoing selling agent fees and clearing fees. Net realized and unrealized gains (losses) excluding ongoing selling agent fees for the three months ended September 30, 2014 and 2013 and for the nine months ended September 30, 2014 and 2013 were $45.19, $(6.97), $47.52 and $56.51, respectively.

[2]

Excludes ongoing selling agent fees and clearing fees. Total expenses, including ongoing selling agent fees for the three months ended September 30, 2014 and 2013 and for the nine months ended September 30, 2014 and 2013 were $(21.23), $(33.13), $(77.83) and $(98.16), respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Ratios to average net assets: [3]
Net investment income (loss)	(6.5)%	(9.6)%	(8.0)%	(9.3)%
Incentive fees	—%	—%	—%	—%

Net investment income (loss) before incentive fees [4]	(6.5)%	(9.6)%	(8.0)%	(9.3)%

Operating expenses	6.5%	9.6%	8.0%	9.4%
Incentive fees	—%	—%	—%	—%

Total expenses	6.5%	9.6%	8.0%	9.4%

Total return:
Total return before incentive fees	1.8%	(2.9)%	(2.2)%	(2.9)%
Incentive fees	—%	—%	—%	—%

Total return after incentive fees	1.8%	(2.9)%	(2.2)%	(2.9)%

[3]	Annualized (other than incentive fees).
[4]	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

September 30, 2014

(Unaudited)

3. Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. However, the Partnership’s investments are in other Funds. The results of the Partnership’s trading activities resulting from its investments in the Funds are shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

September 30, 2014

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

September 30, 2014

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in Funds (other commodity pools) where there are no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2014 and December 31, 2013, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2014 and for the year ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 or Level 2.

	September 30, 2014	Unadjusted Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$13,625,238	$—	$13,625,238	$—

Net fair value	$13,625,238	$—	$13,625,238	$—

	December 31, 2013	Unadjusted Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$16,799,476	$—	$16,799,476	$—

Net fair value	$16,799,476	$—	$16,799,476	$—

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

September 30, 2014

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended September 30, 2014.

Willowbridge Master’s, Graham Master’s and Eckhardt Master’s (collectively, the “Funds”) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. References to “Funds” included in this report may also include, as relevant, reference to SandRidge Master. During the the three and nine months ended September 30, 2014, the Funds engaged in such trading through commodity brokerage accounts maintained with MS&Co. During prior periods included in this report, the Funds also engaged in such trading through commodity brokerage accounts maintained with CGM.

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

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

September 30, 2014

(Unaudited)

As of September 30, 2014, the Partnership owned approximately 5.9%, 3.3% and 43.7%, of Willowbridge Master, Graham Master and Eckhardt Master, respectively. As of December 31, 2013, the Partnership owned approximately 8.9%, 4.2% and 33.2%, of Willowbridge Master, Graham Master and Eckhardt Master, respectively. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables.

	September 30, 2014
	Total Assets	Total Liabilities	Total Capital
Willowbridge Master	$118,333,859	$180,327	$118,153,532
Graham Master	54,426,497	23,862	54,402,635
Eckhardt Master	11,056,128	34,280	11,021,848

	December 31, 2013
	Total Assets	Total Liabilities	Total Capital
Willowbridge Master	$95,699,725	$7,316,065	$88,383,660
Graham Master	59,948,792	2,996,936	56,951,856
Eckhardt Master	17,660,024	4,548,609	13,111,415

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended September 30, 2014
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Willowbridge Master	$(166,398)	$3,692,929	$3,526,531
Graham Master	(60,034)	4,158,083	4,098,049
Eckhardt Master	(42,388)	298,994	256,606

	For the nine months ended September 30, 2014
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$(379,676)	$2,654,368	$2,274,692
Graham Master	(174,742)	2,662,483	2,487,741
Eckhardt Master	(123,129)	753,410	630,281

	For the three months ended September 30, 2013
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Willowbridge Master	$(168,584)	$(3,203,058)	$(3,371,642)
Graham Master	(47,611)	2,254,670	2,207,059
Eckhardt Master	(38,644)	342,869	304,225

	For the nine months ended September 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$(409,377)	$9,714,029	$9,304,652
Graham Master	(188,406)	6,025,178	5,836,772
Eckhardt Master	(130,612)	(1,033,229)	(1,163,841)
SandRidge Master	(68,488)	129,650	61,162

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

September 30, 2014

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds is shown in the following tables.

	September 30, 2014		For the three months ended September 30, 2014
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Clearing Fees	Other	(Loss)	Objective	Permitted
Willowbridge Master	52.40%	$7,014,566	$186,977	$9,716	$2,434	$174,827	Commodity Portfolio	Monthly
Graham Master	13.39%	1,793,206	139,731	1,357	859	137,515	Commodity Portfolio	Monthly
Eckhardt Master	35.99%	4,817,466	130,812	8,751	9,900	112,161	Commodity Portfolio	Monthly

Total		$13,625,238	$457,520	$19,824	$13,193	$424,503

	September 30, 2014		For the nine months ended September 30, 2014
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Clearing Fees	Other	(Loss)	Objective	Permitted
Willowbridge Master	52.40%	$7,014,566	$63,448	$26,088	$6,521	$30,839	Commodity Portfolio	Monthly
Graham Master	13.39%	1,793,206	74,953	4,231	3,240	67,482	Commodity Portfolio	Monthly
Eckhardt Master	35.99%	4,817,466	330,123	25,248	29,571	275,304	Commodity Portfolio	Monthly

Total		$13,625,238	$468,524	$55,567	$39,332	$373,625

	December 31, 2013		For the three months ended September 30, 2013
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Clearing Fees	Other	(Loss)	Objective	Permitted
Willowbridge Master	51.32%	$8,466,061	$(290,953)	$13,881	$1,770	$(306,604)	Commodity Portfolio	Monthly
Graham Master	15.08%	2,488,503	89,102	1,418	547	87,137	Commodity Portfolio	Monthly
Eckhardt Master	35.43%	5,844,912	112,437	5,906	6,948	99,583	Commodity Portfolio	Monthly

Total		$16,799,476	$(89,414)	$21,205	$9,265	$(119,884)

	December 31, 2013		For the nine months ended September 30, 2013
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Clearing Fees	Other	(Loss)	Objective	Permitted
Willowbridge Master	51.32%	$8,466,061	$887,876	$32,808	$7,150	$847,918	Commodity Portfolio	Monthly
Graham Master	15.08%	2,488,503	236,292	5,960	1,927	228,405	Commodity Portfolio	Monthly
Eckhardt Master	35.43%	5,844,912	(368,411)	24,094	19,380	(411,885)	Commodity Portfolio	Monthly
SandRidge Master	0.00%	—	2,699	295	1,214	1,190	Energy Portfolio	Monthly

Total		$16,799,476	$758,456	$63,157	$29,671	$665,628

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

September 30, 2014

(Unaudited)

6. Financial Instrument Risks:

In the normal course of business, the Partnership (through its investments in the Funds) is a party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap-execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 8.4% to 36.8% of the Fund’s contracts are traded OTC.

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

September 30, 2014

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2014 and December 31, 2013, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2014 and for the year ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

September 30, 2014

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

Diversified Multi-Advisor Futures Fund L.P. II

Notes to Financial Statements

September 30, 2014

(Unaudited)

Investment Company Status. Effective January 1, 2014, the Partnership adopted ASU 2013-08, “Financial Services —Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. ASU 2013-08 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the Partnership’s financial statements. Based on management’s assessment, the Partnership has been deemed to be an investment company since inception. It has all of the fundamental and typical characteristics of an investment company.

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2013 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights.”

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that, other than those events referenced in Note 1 to the Financial Statements, there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds and cash. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on forward contracts and options purchased. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2014.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2014, Partnership capital decreased 18.9% from $16,497,232 to $13,387,256. This decrease was attributable to the redemptions of 1,999.8850 Redeemable Units resulting in an outflow of $2,660,454 and 37.6680 General Partner unit equivalents totaling $49,996, coupled with a net loss of $399,526. Future redemptions could impact the amount of funds available for investment in the Funds in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2014, the net asset value per unit increased 1.8% from $1,325.30 to $1,349.29 as compared to a decrease of 2.9% in the third quarter of 2013. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2014 of $457,168. Gains were primarily attributable to the Funds’ trading of commodity futures in currencies, grains, non-U.S. interest rates, livestock and softs and were partially offset by losses in energy, indices, metals and U.S. interest rates. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2013 of $90,052. Losses were primarily attributable to the Funds’s trading of commodity futures in currencies, energy, non-U.S. interest rates, metals and softs and were partially offset by gains in grains, U.S. interest rates, livestock and indices.

The most significant gains were achieved within the currency sector throughout the third quarter from short positions in the Japanese yen and euro versus the U.S. dollar as diverging central bank policy paths contributed to a strong U.S. dollar relative to its peers. The Bank of Japan and the European Central Bank’s focus on keeping interest rates low, while the U.S. Federal Reserve indicated higher interest rates, benefitted the Fund’s short currency positions. Within the agriculturals sector, gains were recorded during July and August from short positions in corn, soybean, and wheat futures as prices declined as favorable growing conditions in the U.S. Midwest increased speculation that crop totals would reach record levels during 2014. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the global interest rate sector during July from long positions in U.S. fixed income futures after prices declined as reports showed U.S. jobless claims unexpectedly fell to a multi-year low, raising expectations the U.S. Federal Reserve may increase interest rates sooner-than-forecast. Additional losses were recorded in this sector during September from long positions in U.S. Treasury bond and Treasury note futures as prices declined after strong economic indicators in the U.S. increased speculation the Federal Reserve would raise interest rates in 2015. Within the energy sector, losses were recorded primary during July from long crude oil and gasoline futures positions as prices declined amid speculation that rising U.S. gasoline stockpiles may signal a reduction in U.S. demand. In the global equity index sector, losses were recorded during July and September from long U.S. and European equity index futures as prices decreased amid concern over economic growth in Europe and Ukraine-Russian tensions. Within the metals sector, losses were experienced during August from short positions in copper futures positions as prices increased amid signs of a strengthening economic recovery in the U.S.

During the Partnership’s nine months ended September 30, 2014, the net asset value per unit decreased 2.2% from $1,379.45 to $1,349.29 as compared to a decrease of 2.9% during the nine months ended September 30, 2013. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2014 of $466,695. Gains were primarily attributable to the Funds’ trading of commodity futures in currencies, grains and non-U.S. interest rates and were partially offset by losses in energy, U.S. interest rates, indices, livestock, metals and softs. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2013 of $754,704. Gains were primarily attributable to the Funds’s trading of commodity futures in U.S. interest rates, grains, indices, metals and softs and were partially offset by losses in currencies, energy, livestock and non-U.S. interest rates.

The most significant losses were recorded within the energy complex in the first half of March from long futures positions in crude oil and its refined products as prices fell amid a larger-than-expected increase in U.S. crude oil stockpiles and slower economic growth within China. Additional losses were incurred during July from long crude oil futures positions as prices declined amid increased oil production in Libya, steady output in Iraq, and speculation that rising U.S. gasoline stockpiles may signal a reduction in U.S. demand. Within the global stock index sector, losses were recorded during January and March from long positions in U.S., European, and Asian equity index futures as prices declined following softer-than-expected economic data in the U.S. and China and global growth concerns. Additional losses were recorded during July and September from long U.S. and European equity index futures as prices decreased amid concern over economic growth in Europe and Ukraine-Russian tensions. In the metals sector, losses were recorded in January from long positions in copper futures as prices declined on concern that slowing economic growth will curb demand from China, the world’s largest user of the metal. Additional losses in this sector were experienced during August from short positions in copper futures positions as prices increased amid signs of a strengthening economic recovery in the U.S. In the agricultural sector, losses were recorded primarily during May from long coffee futures positions as prices decreased due to lower expectations of crop damage in Brazil, caused by severe drought earlier this year. Additional losses were recorded during May from long positions in corn futures and in June from long soybean futures positions as prices decreased. The Partnership’s losses during the first nine months of the year were offset by gains experienced within the currency sector in February from long positions in major European currencies as their value increased versus the U.S. dollar as tensions between Russia and the West rose and investors sought the currencies as a safe-haven. Additional gains were achieved throughout the third quarter from short positions in the Japanese yen and euro versus the U.S. dollar as diverging central bank policy paths contributed to a strong U.S. dollar relative to its peers. Within the global interest rate sector, gains were recorded primarily during May from long positions in U.S. fixed income futures as prices moved higher amid expectation that Federal Reserve Chairperson Janet Yellen was backing away from raising interest rates. Additional gains in this sector were experienced during August from long positions in European fixed income futures as prices advanced as investors sought the relative safety of fixed income markets following concern of escalating geopolitical tensions. European yields also decreased as the European Central Bank moved closer to introducing a quantitative easing policy to stimulate the Eurozone.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account during each month was earned at a 30-day U.S. Treasury bill rate determined weekly based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days or at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate, as applicable. Interest income for the three and nine months ended September 30, 2014, decreased by $286 and $1,923, respectively, as compared to the corresponding periods in 2013. The decrease in interest income was primarily due to lower U.S. Treasury bill rates and lower average daily equity during the three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s/Funds’ accounts and upon interest rates over which neither the Partnership, the Funds nor CGM/MS&Co has control.

Ongoing selling agent/brokerage fees are calculated as a percentage of the Partnership’s net asset value as of the end of the month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent/brokerage fees for the three and nine months ended September 30, 2014, decreased by $152,020 and $360,560, respectively, as compared to the corresponding periods in 2013. The decrease in ongoing selling agent/brokerage fees is due to lower average net assets and also a reduction in the monthly ongoing selling fee rate during the three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and nine months ended September 30, 2014 decreased by $1,381 and $7,590, respectively as compared to the corresponding periods in 2013. The decrease in clearing fees is primarily due to a decrease in the number of trades during the three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013.

Management fees are calculated on the portion of the Partnership’s net asset value allocated to each Advisor at the end of the month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2014 decreased by $26,820 and $54,126, respectively, as compared to the corresponding periods in 2013. The decrease in management fees is due to lower average net assets and also a reduction of Graham’s and Eckhardt’s respective annual management fee rate during the three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreement among the Partnership, the General Partner and each Advisor. There were no incentive fees earned for the three and nine months ended September 30, 2014 and 2013. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of September 30, 2014 and June 30, 2014, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	September 30, 2014		June 30, 2014
Graham Capital Management, L.P.	$1,789,160	13%	$2,102,021	15%
Willowbridge Associates, Inc.	$6,803,200	51%	$7,202,153	51%
Eckhardt Trading Company	$4,794,896	36%	$4,746,698	34%

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investment in the Funds, as of September 30, 2014 and December 31, 2013. The remaining trading Value at Risk tables reflect the market sensitive instruments held by each Fund separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2013.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category through its investments in the Funds, as of September 30, 2014 and December 31, 2013. As of September 30, 2014, the Partnership’s total capitalization was $13,387,256

September 30, 2014

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$436,945	3.26%
Energy	115,418	0.86%
Grains	27,713	0.21%
Indices	179,369	1.34%
Interest Rates U.S.	137,577	1.03%
Interest Rates Non-U.S.	402,496	3.01%
Metals	75,395	0.56%
Softs	23,977	0.18%

Total	$1,398,890	10.45%

As of December 31, 2013, the Partnership’s total capitalization was $16,497,232 December 31, 2013
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$583,241	3.54%
Energy	172,370	1.05%
Grains	61,735	0.37%
Indices	301,947	1.83%
Interest Rates U.S.	105,284	0.64%
Interest Rates Non-U.S.	201,410	1.22%
Metals	143,527	0.87%
Softs	20,119	0.12%

Total	$1,589,633	9.64%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of September 30, 2014 and December 31, 2013 and the highest and lowest value at any point and the average value during the three months ended September 30, 2014 and for the twelve months ended December 31, 2013. All open position trading risk exposures of the Funds have been included in calculating the figures set forth below.

As of September 30, 2014, Willowbridge Master’s total capitalization was $118,153,532. The Partnership owned approximately 5.9% of Willowbridge Master. As of September 30, 2014, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

September 30, 2014

			Three Months Ended September 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,184,358	2.70%	$9,184,633	$12,311	$4,789,533
Energy	977,130	0.83%	1,407,351	188,567	382,054
Interest Rates U.S.	1,485,356	1.26%	5,476,741	652,776	2,669,265
Interest Rates Non-U.S.	1,475,288	1.24%	2,138,186	493,906	1,152,574

Total	$7,122,132	6.03%

*	Average of month-end Values at Risk.

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

As of September 30, 2014, Graham Master’s total capitalization was $54,402,635. The Partnership owned approximately 3.3% of Graham Master. As of September 30, 2014, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

September 30, 2014

			Three Months Ended September 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,744,162	5.04%	$7,408,178	$2,744,162	$5,053,866
Energy	652,209	1.20%	1,105,550	566,830	770,996
Grains	600,600	1.10%	629,338	394,295	511,354
Indices	2,910,572	5.35%	4,744,422	2,418,463	3,307,095
Interest Rates U.S.	453,250	0.83%	922,384	453,250	666,157
Interest Rates Non-U.S.	1,924,008	3.54%	1,967,682	1,580,655	1,843,330
Metals	1,585,068	2.92%	1,585,068	739,692	1,320,718
Softs	196,350	0.36%	377,728	162,690	246,278

Total	$11,066,219	20.34%

*	Average of month-end Values at Risk.

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

As of September 30, 2014, Eckhardt Master’s total capitalization was $11,021,848. The Partnership owned approximately 43.7% of Eckhardt Master. As of September 30, 2014, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:

September 30, 2014

			Three Months Ended September 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$362,725	3.29%	$577,419	$192,589	$363,302
Energy	82,939	0.75%	297,605	9,240	67,246
Grains	18,062	0.17%	42,469	5,910	14,651
Indices	190,664	1.73%	411,224	127,046	199,563
Interest Rates U.S.	80,055	0.73%	334,978	64,858	155,098
Interest Rates Non-U.S.	576,572	5.23%	684,372	258,478	521,858
Metals	52,833	0.48%	226,726	52,833	112,472
Softs	40,040	0.36%	75,207	5,064	31,013

Total	$1,403,890	12.74%

*	Average of month-end Values at Risk.

As of December 31, 2013, Eckhardt Master’s total capitalization was $13,111,415. The Partnership owned approximately 33.2% of Eckhardt Master. As of December 31, 2013, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:

December 31, 2013

			Twelve Months Ended December 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$206,353	1.56%	$945,143	$169,533	$409,579
Energy	208,175	1.59%	353,000	7,260	170,684
Grains	96,435	0.74%	200,679	38,539	110,010
Indices	285,778	2.18%	755,546	242,799	526,016
Interest Rates U.S.	99,686	0.76%	597,942	11,717	196,733
Interest Rates Non-U.S.	374,990	2.86%	586,137	116,551	351,504
Metals	168,816	1.29%	213,999	1,665	55,945
Softs	24,642	0.19%	88,897	6,000	41,824

Total	$1,464,875	11.17%

*	Annual average based of month-end Value at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010, and 2009.

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

MS&Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036. Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of National Futures Association.

On May 7, 2009, MS&Co. was named as a defendant in a purported class action lawsuit brought under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, which is now styled In re Morgan Stanley Mortgage Pass-Through Certificates Litigation and is pending in the United States District Court for the Southern District of New York (“SDNY”). The third amended complaint, filed on September 30, 2011, alleges, among other things, that the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 contained false and misleading information concerning the pools of residential loans that backed these securitizations. The plaintiffs seek, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. On July 22, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to approval by the court, which has set a final approval hearing for December 18, 2014.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and an affiliate and other defendants in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss for this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s Securities Act of 1933, as amended, claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in January 2015. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication, which were denied. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $291 million, and the certificates had incurred actual losses of approximately $6 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $291 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and its affiliates and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. and/or its affiliates in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. and its affiliates filed an answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $55 million and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. and certain of its affiliates in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. and/or its affiliates was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. and its affiliates appealed on April 11, 2013. On May 3, 2013, MS&Co. and its affiliates filed an answer to the amended complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $82 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $82 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and certain affiliates and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. and/or its affiliates was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. and its affiliates filed an answer on August 17, 2012. Trial is currently scheduled to begin in July 2015. At

September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $111 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $111 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. On October 7, 2014, the court denied MS&Co.’s motion for reconsideration of the court’s order denying its motion for summary judgment and granted its motion for reconsideration of the court’s order denying permission for interlocutory appeal. On October 22, 2014, MS&Co. filed a petition for permissive interlocutory appeal with the appellate court. Trial is currently scheduled to begin in March 2015. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $44 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $44 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. On June 5, 2014, the defendants filed a renewed motion to dismiss the amended complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $613 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $613 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and certain affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. and/or its affiliates or sold to plaintiff by MS&Co. and/or its affiliates was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff voluntarily dismissed its claims against MS&Co. and its affiliates with respect to two of the securitizations at issue. At

September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $66 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $66 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. and its affiliates for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. On August 29, 2014, the defendants filed an answer to the complaint, and on September 18, 2014, the defendants filed a notice of appeal from the ruling denying their motion to dismiss. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $73 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $73 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. and its affiliates for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied defendants’ motion to dismiss. On July 10, 2014, MS&Co. and its affiliates filed a renewed motion to dismiss with respect to two certificates at issue in the case. On October 13, 2014, MS&Co. filed its answer to the complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $300 million, and the certificates had incurred actual losses of approximately $78 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $300 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the United States District Court for the Southern District of New York. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. and its affiliates for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissionary and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On April 28, 2014, the court granted in part and denied in part plaintiff’s motion to strike certain of the defendants’ affirmative defenses. On July 11, 2014, the defendants filed a motion for reconsideration of the court’s order on the motion to dismiss the complaint or, in the alternative, for certification of interlocutory appeal and a stay of all proceedings, which was denied on September 30, 2014. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $211 million, and the certificates had incurred actual losses of approximately $27 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $211 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Form 10-K for the fiscal year ended December 31, 2013 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarters ended June 30, 2014 and March 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 – July 31, 2014	89.9830	$1,268.01	N/A	N/A
August 1, 2014 – August 31, 2014	411.7920	$1,327.29	N/A	N/A
September 1, 2014 – September 30, 2014	140.8220	$1,349.29	N/A	N/A
	642.5970	$1,323.81

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3. Defaults Upon Senior Securities — None.

Item 4. Mine Safety Disclosures — Not Applicable.

Item 5. Other Information — None.

Item 6. Exhibits

Exhibit

3.1(a)	Certificate of Limited Partnership dated May 10, 1994 (filed as Exhibit 3.1(a) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership dated July 31, 1995 (filed as Exhibit 3.1(b) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership dated October 1, 1999 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Change of the Certificate of Limited Partnership effective January 31, 2000 (filed as Exhibit 3.1(d) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership dated May 21, 2003 (filed as Exhibit 3.1(e) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(f) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(g) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

(h)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(i)	Certificate of Amendment of the Certificate of Limited Partnership dated April 12, 2010 (filed as Exhibit 3.1(i) to the Current Report on Form 8-K/A filed on April 14, 2010 and incorporated herein by reference).

(j)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.1 to the Current Report on form 8-K filed on July 2, 2010 and incorporated herein by reference).

(k)	Certificate of Amendment of the Certificate of Limited Partnership dated September 2, 2011 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(1)	Certificate of Amendment of the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.1(l) to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 filed on August 14, 2013 and incorporated herein by reference).

(m)	Certificate of Amendment of the Certified of Limited Partnership dated March 26, 2014 (filed as Exhibit 3.1(m) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 28, 2014 and incorporated herein by reference).

3.2	Limited Partnership Agreement (attached as Exhibit A to the Registration Statement on Form S-1 filed on May 29, 1996 and incorporated herein by reference).

10.1(a)	Customer Agreement between the Partnership and Smith Barney (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on May 29, 1996 and incorporated herein by reference).

(b)	Commodity Futures Customer Agreement between the Partnership and MS & Co., effective September 4, 2013 (filed as Exhibit 10.1(b) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed on November 14, 2013 and incorporated herein by reference).

10.2	Form of Subscription Agreement (attached as Exhibit B to the Registration Statement on Form S-1 filed on May 29, 1996 and incorporated herein by reference).

10.3	Form of Escrow Agreement (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 16, 2009 and incorporated herein by reference).

10.4(a)	Management Agreement among the Partnership, the General Partner and Willowbridge Associates, Inc. (filed as Exhibit 10.7 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed on March 30, 1998 and incorporated herein by reference).

(b)	Letter extending Management Agreement with Willowbridge Associates Inc. from June 30, 2013 through June 30, 2014 (filed as Exhibit 10.4(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 28, 2014 and incorporated herein by reference).

(c)	Amendment to the Management Agreement dated January 1, 2013, by and among the Partnership, Ceres Managed Futures LLC and Willowbridge Associates Inc. (filed as an exhibit to the Current Report on Form 8-K filed on January 7, 2013 and incorporated herein by reference).

10.6(a)	Management Agreement among the Partnership, the General Partner and Graham Capital Management L.P. (filed as Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on March 29, 2001 and incorporated herein by reference).

(b)	Letter extending Management Agreement with Graham Capital Management L.P. from June 30, 2013 through June 30, 2014 (filed as Exhibit 10.6(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 28, 2014 and incorporated herein by reference).

(c)	Amendment No. 1 to the Management Agreement among the Partnership, the General Partner and Graham Capital Management, L.P. effective April 1, 2014 (filed as Exhibit 10.6(c) to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 filed on May 14, 2014 and incorporated herein by reference).

10.8(a)	Management Agreement among the Partnership, the General Partner and Eckhardt Trading Company (filed as Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed on August 14, 2008 and incorporated herein by reference).

(b)	Letter extending Management Agreement with Eckhardt Trading Company from June 30, 2013 through June 30, 2014 (filed as Exhibit 10.8(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 28, 2014 and incorporated herein by reference).

(c)	Amendment No. 1 to the Management Agreement among the Partnership, the General Partner and Eckhardt Trading Company dated July 25, 2014 and effective July 1, 2014 (filed as Exhibit 10.8(c) to the Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2014 filed on August 13, 2014 and incorporated herein by reference).

10.9(a)	Management Agreement among the Partnership, the General Partner and SandRidge Capital, L.P. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 2, 2009 and incorporated herein by reference).

10.10(a)

Alternative Investment Selling Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2013 (filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed on November 14, 2013 and incorporated herein by reference).

(b)	Letter from the General Partner amending Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective April 1, 2014 (filed as Exhibit 10.10(b) to the Quarterly Report on Form 10-Q for the Quarterly period ended March 31, 2014 filed on May 14, 2014 and incorporated herein by reference).

(c)	Letter from the General Partner amending Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management dated as of August 8, 2014 and effective October 1, 2014 (filed as Exhibit 10.10(c) to the Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2014 filed on August 13, 2014 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of Director) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith).

32.1	Section 1350 Certification (Certification of Director) (filed herewith).

32.2	Section 1350 Certification (Certification of Chief Financial Officer) (filed herewith).

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema Document.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101. LAB	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diversified Multi-Advisor Futures Fund L.P. II

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
Director

Date: November 13, 2014

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer
(Principal Accounting Officer)

Date: November 13, 2014